Form 10QSB
period 1996-09-30
INTELLIGROUP INC
filed 1996-11-08
CIK 1016439

                       SECURITIES AND EXCHANGE COMMISSION
                       __________________________________
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                         Commission File No. 0-20943

                               Intelligroup, Inc.
            _________________________________________________________
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          New Jersey                                           11-2880025
(State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


517 Route One South, Iselin, New Jersey                                         08830
_____________________________________________________________________________________
(Address of Principal Executive Offices)                                   (Zip Code)

                                 (908) 750-1600
                         ______________________________
                           (Issuer's Telephone Number,
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes:                       No: X*
                              ____                      ____

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1996:


                Class                                Number of Shares
                -----                                ----------------

     Common Stock, $.01 par value                       10,735,600


*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on September 26, 1996, when its Registration Statements on Forms SB-2 and 8-A were declared effective by the Commission.

                 Transitional Small Business Disclosure Format:

                        Yes:                     No: X
                            _____                   _____

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                              Page
PART I.  FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements ....................      1

                    Consolidated Balance Sheets
                    as of December 31, 1995
                    and September 30, 1996 (unaudited) ...................      2

                    Consolidated Statements of Operations
                    for the Three Months and Nine Months Ended
                    September 30, 1995 and 1996 (unaudited) ..............      3

                    Consolidated Statements of Shareholders'
                    Equity (Deficit) for the Nine Months Ended
                    September 30, 1996 (unaudited) .......................      4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    September 30, 1995 and 1996 (unaudited) ..............      5

                    Notes to Consolidated Financial Statements (unaudited)      6

           Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition ........      8

                    Results of Operations ................................     10

                    Liquidity and Capital Resources ......................     12

PART II.  OTHER INFORMATION ..............................................     14

           Item 1.  Legal Proceedings ....................................     14

           Item 5.  Other Information ....................................     14

           Item 6.  Exhibits and Reports on Form 8-K .....................     15

SIGNATURES ...............................................................     16

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                                                               December 31,     September 30,
                                                                                   1995              1996
                                                                               ------------     -------------
                                                                                                  (unaudited)

                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                 $     71,000      $    169,000
     Restricted cash held in escrow                                                 100,000                --
     Accounts receivable, less allowance for doubtful accounts of $531,000
         at December 31, 1995 and $566,000 at September 30, 1996                  4,729,000         9,561,000
     Unbilled services                                                            1,569,000         3,459,000
     Subscriptions receivable                                                            --        19,065,000
     Other current assets                                                             3,000           151,000
                                                                               ------------      ------------

         Total current assets                                                     6,472,000        32,405,000

Property and equipment, less accumulated depreciation of $99,000 at
     December 31, 1995 and $189,000 at September 30, 1996                           282,000           716,000
Other assets                                                                         30,000           209,000
                                                                               ------------      ------------
                                                                               $  6,784,000      $ 33,330,000
                                                                               ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Cash overdraft                                                            $     83,000      $  1,086,000
     Line of credit                                                                  45,000            40,000
     Loans from factor                                                            3,343,000         4,319,000
     Accounts payable                                                             1,480,000         1,871,000
     Accrued payroll and related taxes                                            2,568,000         1,874,000
     Accrued expenses and other liabilities                                         532,000         1,750,000
     Current portion of obligations under capital leases                             18,000            18,000
     Subordinated debt, including accrued loss on
         early extinguishment of long term debt                                          --         6,000,000
                                                                               ------------      ------------

         Total current liabilities                                                8,069,000        16,958,000
                                                                               ------------      ------------

Obligations under capital leases, less current portion                               81,000            65,000
                                                                               ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit)
     Preferred stock                                                                     --                --
     Common stock, $.01 par value, 25,000,000 shares authorized,
         12,202,666 and 10,735,600 issued and outstanding at
         December 31, 1995 and September 30, 1996, respectively                     122,000           107,000
     Additional paid in capital                                                          --        19,244,000
     Accumulated deficit                                                         (1,488,000)       (3,044,000)
                                                                               ------------      ------------
         Total shareholders' equity (deficit)                                    (1,366,000)       16,307,000
                                                                               ------------      ------------
                                                                               $  6,784,000      $ 33,330,000
                                                                               ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                     1995                1996             1995                1996
                                                   ------------      ------------      ------------      ------------

Revenue                                            $  7,272,000      $ 13,845,000      $ 16,745,000      $ 33,471,000
Cost of sales                                         5,791,000         9,825,000        14,102,000        23,972,000
                                                   ------------      ------------      ------------      ------------

         Gross profit                                 1,481,000         4,020,000         2,643,000         9,499,000

Selling, general and administrative
     expenses                                         1,179,000         2,831,000         2,716,000         6,896,000
                                                   ------------      ------------      ------------      ------------

         Operating income (loss)                        302,000         1,189,000           (73,000)        2,603,000
                                                   ------------      ------------      ------------      ------------

Other expenses:
     Interest expense                                     1,000           181,000             3,000           310,000
     Factor charges                                     343,000           381,000           978,000           954,000
                                                   ------------      ------------      ------------      ------------

                                                        344,000           562,000           981,000         1,264,000
                                                   ------------      ------------      ------------      ------------

Income (loss) before provision for income
     taxes and extraordinary item                       (42,000)          627,000        (1,054,000)        1,339,000

Provision for income taxes                                   --           193,000                --           410,000
                                                   ------------      ------------      ------------      ------------

Income (loss) before extraordinary item                 (42,000)          434,000        (1,054,000)          929,000

Extraordinary charge-Loss on early
     extinguishment of long term debt, net
     of income tax benefit of $410,000                       --         1,034,000                --         1,034,000
                                                   ------------      ------------      ------------      ------------

Net loss                                           $    (42,000)     $   (600,000)     $ (1,054,000)     $   (105,000)
                                                   ============      ============      ============      ============


Earnings (loss) per share:

     Income (loss) before extraordinary charge     $       0.00      $       0.05      $      (0.08)     $       0.09

     Extraordinary charge, net of income tax
         benefit                                           0.00             (0.12)             0.00             (0.10)
                                                   ------------      ------------      ------------      ------------

         Net loss per share                        $       0.00      $      (0.07)     $      (0.08)     $      (0.01)
                                                   ============      ============      ============      ============


     Shares used in per share calculation            13,737,000         8,877,000        13,737,000        10,825,000
                                                   ============      ============      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                                                      Total
                                          Common Stock             Additional                      Shareholders'
                                  --------------------------        Paid in       Accumulated         Equity
                                    Shares           Amount         Capital         Deficit         (Deficit)
                                  -----------      ---------      -----------     -----------      ------------

Balance at December 31, 1995       12,202,666      $ 122,000      $        --     $(1,488,000)     $ (1,366,000)
Net loss                                   --             --               --        (105,000)         (105,000)
Repurchase of Common Stock         (4,881,066)       (49,000)              --      (1,451,000)       (1,500,000)
Issuance of Common Stock,
     net of related costs           2,050,000         20,000       17,858,000              --        17,878,000
Exercise of warrants                1,364,000         14,000        1,386,000              --         1,400,000
                                  -----------      ---------      -----------     -----------      ------------

Balance at September 30, 1996      10,735,600      $ 107,000      $19,244,000     $(3,044,000)     $ 16,307,000
                                  ===========      =========      ===========     ===========      ============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                      September 30,    September 30,
                                                                          1995             1996
                                                                      -----------      ------------

Cash flows from operating activities:
     Net loss                                                         $(1,054,000)     $   (105,000)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                     38,000           160,000
         Provision for doubtful accounts                                   47,000           515,000
         Extraordinary charge                                                  --         1,444,000
     Changes in assets and liabilities:
         Restricted cash deposited in escrow                                   --           100,000
         Accounts receivable                                           (1,574,000)       (5,347,000)
         Unbilled services                                             (1,151,000)       (1,890,000)
         Other current assets                                             (33,000)         (148,000)
         Other assets                                                          --          (179,000)
         Cash overdraft                                                        --         1,003,000
         Accounts payable                                                      --           391,000
         Accrued payroll and related taxes                              1,331,000          (694,000)
         Accrued expenses and other liabilities                           415,000            29,000
                                                                      -----------      ------------
             Net cash used in operating activities                     (1,981,000)       (4,721,000)
                                                                      -----------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (25,000)         (524,000)
                                                                      -----------      ------------

Cash flows from financing activities:
     Proceeds from subordinated debt and warrants, net of
         issuance costs                                                        --         5,888,000
     Repurchase of common stock                                                --        (1,500,000)
     Loans from factors, net                                            1,848,000           976,000
     Proceeds from (repayments of) lines of credit, net                    15,000            (5,000)
     Principal payments under capital leases                                   --           (16,000)
                                                                      -----------      ------------
             Net cash provided by financing activities                  1,863,000         5,343,000
                                                                      -----------      ------------

             Net increase (decrease) in cash and cash equivalents        (143,000)           98,000

Cash and cash equivalents at beginning of period                          209,000            71,000
                                                                      -----------      ------------

Cash and cash equivalents at end of period                            $    66,000      $    169,000
                                                                      ===========      ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                           $     3,000      $     15,000
                                                                      ===========      ============

     Noncash transactions:
         Subscriptions receivable                                     $        --      $ 19,065,000
                                                                      ===========      ============
         Capital lease obligations                                    $   102,000      $         --
                                                                      ===========      ============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         The consolidated financial statements and accompanying financial information as of September 30, 1996 and for the nine months ended September 30, 1995 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement on Form SB-2 (Registration No. 333-5981), as declared effective by the Securities and Exchange Commission on September 26, 1996.

         Results for interim periods are not necessarily indicative of results for the entire year.


(2) LOSS PER SHARE

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period after giving retroactive effect to the stock split (see Note 3). Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants issued by the Company during the twelve months immediately preceding the initial public offering (see Note 3) have been included in computing net income (loss) per share as if they were outstanding for all periods using the treasury stock method.


(3) INITIAL PUBLIC OFFERING, STOCK SPLIT AND PREFERRED STOCK AUTHORIZATION

         In July 1996, the Company's Board of Directors recommended and shareholders approved an amendment to the Company's Certificate of Incorporation to effect an 81,351.1111-for-1 stock split. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to the stock split.

         In addition, the Company's Board of Directors authorized a change in the Company's authorized capitalization to 25,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.01 par value per share.

         On October 2, 1996, the Company consummated an initial public offering (the "Offering") of 2,846,250 shares of its Common Stock (which includes 371,250 additional shares to cover over-allotments) at a price of $10.00 per share, of which 2,050,000 shares were issued and sold by the Company and 796,250 shares, including the additional shares to cover over-allotments, were sold by selling shareholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $17.9 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders. As the effective date of the Offering was September 26, 1996, and the proceeds were received on October 2, 1996, the Company has recorded subscriptions receivable of approximately $19.1 million as of September 30, 1996.

         The Company has used proceeds from the Offering of approximately $6.3 million to prepay its subordinated debt obligation, including accrued interest, and approximately $4.4 million to repay its factor debt obligation.
The factor agreement was terminated by the Company on October 10, 1996.


(4) EXTRAORDINARY CHARGE

         The extraordinary charge relates to the early extinguishment of the subordinated debt, net of an income tax benefit.


(5) LEGAL PROCEEDINGS

         On August 21, 1996, the Company was named as defendant in a complaint filed in the Delaware Chancery Court, New Castle County, by plaintiff, Systems America, Inc. ("Systems America"), a computer and technology consulting firm. Systems America alleges that it subcontracted consultants of Pegasus Systems, Inc. ("Pegasus") to perform SAP consulting services for two companies which are also customers of the Company, and alleges that the Company has interfered with Systems America's customer relationship, and as a result thereof, Systems America has sustained damages. The Company had obtained a temporary restraining order against Pegasus and in May 1996, obtained a preliminary injunction prohibiting Pegasus from using or disclosing the Company's proprietary information, prohibiting Pegasus from contacting or soliciting certain of the Company's customers and prohibiting Pegasus from recruiting or attempting to recruit the Company's employees, agents or contractors. The complaint by Systems America, which seeks unspecified monetary damages, treble damages, attorney fees and injunctive relief against the Company, alleges deceptive trade practices, defamation and tortious interference with prospective business or contractual relations by the Company. In September 1996, the case was removed to Federal District Court. This action is in a very early stage, and accordingly, the Company cannot currently assess the ultimate outcome. However, the Company denies the allegations made and intends to defend the claim vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Overview

         The Company was formed in 1987 to provide systems integration and custom software development. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford") in a pooling-of-interests transaction, in exchange for an aggregate two-thirds equity interest in the Company. The Company currently provides a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994, when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. SAP National Implementation Partner status is awarded by SAP on an annual basis pursuant to contract. The Company's current contract expires on December 31, 1996. Contract renewal is within SAP's discretion and is expected to be based on, among other things, subjective criteria set forth in the Company's contract. The Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party.

         The Company generates revenue from professional services rendered to customers and revenue is recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. The Company provides its services directly to end-user organizations or as a member of consulting teams assembled by other information technology consulting firms to Fortune 1000 and other large and mid-sized companies. The Company generally bills its customers semi-monthly for the services provided by its consultants at contract rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the year ended December 31, 1995 and for the nine months ended September 30, 1996, the Company's ten largest customers accounted for approximately 56% and 64% of its revenue, respectively. In 1995, two customers each accounted for more than 10% of revenue. During the nine months ended September 30, 1996, three customers each accounted for more than 10% of revenue. During the three months ended September 30, 1996, two customers each accounted for more than 10% of revenue. For the year ended December 31, 1995 and for the nine months ended September 30, 1996, 50% and 45%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. During the year ended December 31, 1995 and the nine months ended September 30, 1996, 69% and 75%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP.

         The Company's most significant cost is project expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company intends to accelerate a shift to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with existing customers and to expand its market to new customers. The Company's inability to accelerate a shift to higher-margin turnkey management assignments and more complex projects may adversely impact the Company's future growth. Although the Company expects that it will utilize its proprietary implementation methodology in an increasing number of projects, there can be no assurance that the Company will be engaged to do so.

         Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an affiliated operation in India, the Advanced Development Center, and established a sales office in California. The Company also has established offices in New Zealand and the United Kingdom. In addition, from 1994 to date, the Company has incurred significant expenses to develop proprietary development tools and 4SIGHT, its proprietary accelerated implementation methodology. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 41 such personnel as of September 30, 1996, as compared to eight such personnel as of January 1, 1995.

         This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. The factors which may cause such a difference are set forth in the Risk Factors section of the Company's Prospectus dated September 27, 1996, included in the Company's Registration Statement on Form SB-2 (Registration #333-5981) as declared effective by the Securities & Exchange Commission on September 26, 1996 and this Form 10-QSB should be read in conjunction with such Registration Statement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenue. Revenue increased by 90.4% or $ 6.6 million, from $7.2 million during the three months ended September 30, 1995 to $13.8 million during the three months ended September 30, 1996. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 69.7%, or $4.0 million, from $5.8 million during the three months ended September 30, 1995 to $9.8 million during the three months ended September 30, 1996. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the significant increase in demand for the Company's services. The Company's gross profit increased by $2.5 million, from $1.5 million during the three months ended September 30, 1995 to $4.0 million during the three months ended September 30, 1996. Gross profit margin increased from 20.4% of revenue during the three months ended September 30, 1995 to 29.0% of revenue in the three months ended September 30, 1996. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, the costs associated with the Advanced Development Center and related development costs and professional fees. Selling, general and administrative expenses increased by 140.1%, or $1.6 million, from $1.2 million during the three months ended September 30, 1995 to $2.8 million, during the three months ended September 30, 1996, and increased as a percentage of revenue from 16.2% to 20.4% respectively. The increases in such expenses were due primarily to the expansion of the Company's sales and marketing force in 1995 and 1996, the additional accounting and financial personnel added in the first nine months of 1996 and increased travel and entertainment expenses due to the growth of the business and the employee base.

Factor charges/Interest expense. Factor fees are the charges incurred by the Company to finance its accounts receivable. The rapid increase in the Company's business and revenue resulted in increased working capital requirements and the Company utilized its increasing accounts receivable base as a source of security to obtain financing because the Company was unable to attain more traditional financing. See "Liquidity and Capital Resources." The Company also incurred interest expense for bank borrowings and capital lease transactions and, beginning in April 1996, for the subordinated debentures. Such expenses increased by 63.4%, or $218,000, from $344,000 during the three months ended September 30, 1995 to $562,000 during the three months ended September 30, 1996, but decreased as a percentage of revenue from 4.7% to 4.1%, respectively. The Company changed factors in October 1995, resulting in lower factor rates. The effect of the decrease in factor rates in conjunction with a partial replacement of the factor debt with a portion of the proceeds from the issuance of subordinated debentures was offset by an increase in the volume of accounts receivable financed. The
Company utilized a portion of the net proceeds from the Offering to repay all amounts outstanding and has terminated such factor agreement on October 10, 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue. Revenue increased by 99.9%, or $16.8 million from $16.7 million during the nine months ended September 30, 1995 to $33.5 million during the nine months ended September 30, 1996. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

Gross profit. The Company's cost of sales increased by 70.0%, or $9.9 million, from $14.1 million during the nine months ended September 30, 1995 to $24.0 million during the nine months ended September 30, 1996. This increase was due to increased personnel costs resulting from the hiring of additional consultants to support the Company's significant increase in demand for the Company's services. The Company's gross profit increased by 259.4%, or $6.9 million, from $2.6 during the nine months ended September 30, 1995 to $9.5 million during the nine months ended September 30, 1996. Gross profit margin increased from 15.8% of revenue during the nine months ended September 30, 1995 to 28.4% of revenue during the nine months ended September 30, 1996. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 153.9%, or $4.2 million, from $2.7 million during the nine months ended September 30, 1995 to $6.9 million during the nine months ended September 30, 1996, and increased as a percentage of revenue from 16.2% to 20.6% of revenue, respectively. The increases in such expenses were due primarily to the expansion of the Company's sales and marketing force in 1995 and 1996, the additional accounting and financial personnel added in the first nine months of 1996 and increased travel and entertainment expenses due to the growth of the business and the employee base.

Factor charges/Interest expense. Factors fees and interest expense increased by 28.8%, or $283,000, from $981,000 during the nine months ended September 30, 1995 to $1.3 million during the nine months ended September 30, 1996 as a result of increased volume of accounts receivable financed resulting from revenue increases. The Company changed factors in October 1995, resulting in lower factor rates. The effect of the decrease in factor rates in conjunction with a partial replacement of the factor debt with a portion of the proceeds from the issuance of subordinated debentures was offset by an increase in the volume of accounts receivable financed. Factor fees and interest expense decreased as a percentage of revenue from 5.9% to 3.8% of revenue during the nine months ended September 30, 1995 and 1996 respectively, as a result of increased revenue.

LIQUIDITY AND CAPITAL RESOURCES

         On October 2, 1996, the Company consummated an initial public offering of 2,846,250 shares of its Common Stock (which includes 371,250 additional shares to cover over-allotments) at a price of $10.00 per share, of which 2,050,000 shares were issued and sold by the Company and 796,250 shares, including the additional shares to cover over-allotments, were sold by selling shareholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $17.9 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders.

Since its inception, the Company has funded its operations primarily from factoring of accounts receivable and equipment leases. Cash used in operating activities was $2.0 million and $4.7 million during the nine months ended September 30, 1995 and 1996, respectively, and resulted primarily from the growth in accounts receivable and unbilled services.

         The Company's working capital was $15.4 million as of September 30, 1996.

         The Company's subscriptions receivable of approximately $19.1 million at September 30, 1996 were collected on October 2, 1996. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to prepay the subordinated debt, including accrued interest, repay its factor debt obligation and fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

         The Company invested $89,000, $142,000 and $524,000 in capital equipment and furniture in 1994, 1995 and the first nine months of 1996, respectively. There are no material commitments for capital expenditures currently outstanding.

         The Company's factoring agreement with Access Capital, Inc. (the "Factor") required that the Company offer all of its trade accounts receivable to the Factor for financing; however, the Factor was under no obligation to accept any or all of such receivables. Due to a combination of factors, including the rapid growth of the Company, the lack of available tangible security to utilize as collateral and the absence of historical operating profits prior to 1996, the Company was unable to obtain more traditional financing. On October 10, 1996, the Company repaid approximately $4.4 million, representing all amounts outstanding under the agreement with its Factor and terminated the Factor agreement. The Company is seeking more traditional financing, such as a bank line of credit. No assurance can be made that such financing will be available on terms acceptable to the Company, if at all.

         In April, 1996, the Company issued and sold five-year 9% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L. P. The subordinated debentures were issued to fund working capital and for general corporate purposes, to repurchase from the Company's principal shareholders, Messrs. Pandey, Koneru and Valluripalli, an aggregate of 4,881,066 shares of Common Stock for an aggregate of $1.5 million, to repay approximately $300,000 outstanding under a $750,000 credit facility and to satisfy approximately $358,000 of cash overdrafts. Upon receipt of the proceeds from the

Offering, the Company prepaid approximately $6.3 million, representing all amounts outstanding under its five-year 9% subordinated debentures, including interest, and, as a result, incurred an extraordinary charge of $1,444,000, less an income tax benefit of $410,000.

         Subsequent to December 31, 1995, the Company determined that it had unrecorded and unpaid federal and state payroll-related taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service of certain unpaid tax liabilities, on June 5, 1996, the Company received an audit assessment from the Internal Revenue Service for unpaid 1994 and 1995 federal income tax withholding, FICA and FUTA taxes in the aggregate of $814,000, of which approximately $793,000 was paid in August, 1996. No interest or penalties were assessed. Reserves, aggregating $1.0 million, including the amount of the Internal Revenue Service audit assessment, have been recorded in the 1994 and 1995 financial statements. No assurance may be given, however, that interest, penalties or additional state or federal taxes will not be assessed in the future. The Company's principal shareholders, Messrs. Pandey, Koneru and Valluripalli, have agreed to indemnify the Company for any and all losses which the Company may sustain, in excess of the $1.0 million reserve, net of any tax benefits realized by the Company, arising from or relating to federal or state tax, interest or penalty payment obligations resulting from the above subject matter. The Company believes that its failure to record and pay 1994 and 1995 federal and state payroll-related taxes for certain employees resulted from a combination of factors, including lack of internal controls, lack of financial expertise and oversight, and the Company's reliance on outside professional advice. The Company hired a Chief Financial Officer in January 1996 who has implemented accounting and financial controls to ensure the Company's compliance with payroll tax regulations.

         The Company believes that the net proceeds of the Offering, together with available funds, anticipated future credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months. The Company is seeking a bank line of credit. No assurance can be made that such financing will be available on terms acceptable to the Company, if at all.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 21, 1996, the Company was named as defendant in a complaint filed in the Delaware Chancery Court, New Castle County, by plaintiff, Systems America, Inc. ("Systems America"), a computer and technology consulting firm. Systems America alleges that it subcontracted consultants of Pegasus Systems, Inc. ("Pegasus") to perform SAP consulting services for two companies which are also customers of the Company, and alleges that the Company has interfered with Systems America's customer relationship, and as a result thereof, Systems America has sustained damages. The Company had obtained a temporary restraining order against Pegasus and in May 1996, obtained a preliminary injunction prohibiting Pegasus from using or disclosing the Company's proprietary information, prohibiting Pegasus from contacting or soliciting certain of the Company's customers and prohibiting Pegasus from recruiting or attempting to recruit the Company's employees, agents or contractors. The complaint by Systems America, which seeks unspecified monetary damages, treble damages, attorney fees and injunctive relief against the Company, alleges deceptive trade practices, defamation and tortious interference with prospective business or contractual relations by the Company. In September 1996, the case was removed to Federal District Court. This action is in a very early stage, and accordingly, the Company cannot currently assess the ultimate outcome. However, the Company denies the allegations made and intends to defend the claim vigorously.

ITEM 5.  OTHER INFORMATION.

         On October 2, 1996, the Company consummated an initial public offering of 2,846,250 shares of its Common Stock (which includes 371,250 additional shares to cover over-allotments) at a price of $10.00 per share, of which 2,050,000 shares were issued and sold by the Company and 796,250 shares, including the additional shares to cover over-allotments, were sold by selling shareholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $17.9 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders.

         The Company has used proceeds from the Offering of approximately $6.3 million to prepay its subordinated debt obligation, including accrued interest, and approximately $4.4 million to repay its factor debt obligation. The Factor agreement was terminated by the Company on October 10, 1996. The remainder of the proceeds will be utilized for other working capital purposes. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to prepay the subordinated debt, repay the factor debt obligation and fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                           11  Statement re:  Computation of Per Share Earnings.

                           27  Financial Data Schedule.


         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter
for which this report on Form 10-QSB is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Intelligroup, Inc.




DATE:    November 8, 1996           By:      /s/ Ashok Pandey
                                       ______________________________________
                                    Ashok Pandey,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


DATE:    November 8, 1996           By:      /s/ Robert Olanoff
                                       ______________________________________
                                    Robert Olanoff,
                                    Chief Financial Officer, Secretary
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)