Form 10KSB40
period 1996-12-31
INTELLIGROUP INC
filed 1997-03-28
CIK 1016439

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-20943

                               INTELLIGROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

         New Jersey                                     11-2880025
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

517 Route One South, Iselin, New Jersey                                 08830
(Address of Principal Executive Offices)                              (Zip Code)

                                 (908) 750-1600
                           (Issuer's Telephone Number,
                              Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
  Title of Each Class                                     on which Registered
-----------------------                                ------------------------
-----------------------                                ------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes:     X                           No:
                 ----------                          ----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for fiscal year ended December 31, 1996:
$47,189,000.

         State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $36,289,688 at February 28, 1997 based on the last sales price on that date.


         State the number of shares outstanding of each of the Issuer's classes of common stock, as of February 28, 1997:

           Class                                               Number of Shares
           -----                                               ----------------
Common Stock, $.01 par value                                      10,735,600


         Transitional Small Business Disclosure Format

            Yes:                                 No:     X
                 ----------                          ----------

         The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Issuer's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

         Item                                                               Page

PART I    1.  Business ...................................................     1

          2.  Properties .................................................     9

          3.  Legal Proceedings ..........................................     9

          4.  Submission of Matters to a Vote of Security Holders ........    11

PART II   5.  Market for the Company's Common Equity and Related
              Stockholder Matters ........................................    12

          6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................    13

          7.  Financial Statements .......................................    19

          8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................    19

PART III  9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16 (a) of the
              Exchange Act ...............................................    20

          10. Executive Compensation .....................................    20

          11. Security Ownership of Certain Beneficial Owners
              and Management .............................................    20

          12. Certain Relationships and Related Transactions .............    20

PART IV   13. Exhibits, List and Reports on Form 8-K .....................    21

SIGNATURES ...............................................................    22

EXHIBIT INDEX ............................................................    24

FINANCIAL STATEMENTS .....................................................   F-1

                                     PART I


ITEM 1.  BUSINESS.


GENERAL

         Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services, and to utilize SAP America, Inc. ("SAP") software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. The Company's current agreement with SAP, which is awarded on an annual basis, expires on December 31, 1997. In February 1997, the Company achieved a National Logo Partner relationship with SAP, SAP's highest consulting alliance partnership status, and will begin operating under the terms of such partnership agreement pending partnership agreement negotiations. The Company's custom software development services are enhanced by its exclusive access to qualified and experienced programmers at its affiliated Advanced Development Center ("ADC") located in Hyderabad, India and connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links. The Company provides its services directly to end-user organizations or as a member of consulting teams assembled by other information technology consulting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to 117 customers in 1996. The Company's customers are Fortune 1000 and other large and mid-sized companies, as well as other information technology consulting firms, and include AT&T, American Cyanamid, Bristol-Myers Squibb, Citibank, Ernst & Young LLP, IBM, ICS Deloitte and Touche LLP and Price Waterhouse LLP.

         The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford") in a pooling-of-interests transaction. On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. The Company's executive offices are located at 517 Route One South, Iselin, New Jersey 08830 and its telephone number is (908) 750-1600.

         "Intelligroup," "4SIGHT," "4SIGHTplus" and the Company's logo are service marks of the Company and "4SIGHT," "4SIGHTplus," "OPMS" and "OIM" are trademarks of the Company. All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

         This Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors, (e) levels of market acceptance for the Company's services or (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase; (iv) the Company's ability to maintain an effective internal control structure; (v) the Company's limited operating history within its current line of business; (vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Implementation Partner and its status as a SAP National Logo Partner, pending partnership agreement negotiations; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) uncertainties resulting from pending litigation matters and from certain pending and potential administrative and regulatory immigration and tax law matters; and (xiii) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results discussed in such forward-looking statements.


INDUSTRY BACKGROUND

         Many large and mid-sized businesses face a rapidly changing business environment, intense global competition and accelerating technological change. To remain competitive, such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times and increase value to customers. Businesses are implementing and utilizing advanced information technology solutions that enable them to redesign their business processes in such areas as product development, service delivery, manufacturing, sales and human resources. The ability of an organization to integrate and deploy redesigned business processes and related information technologies timely and cost effectively is critical in the changing business environment.

         Concurrently, businesses are migrating from legacy systems running proprietary software to open systems and client/server architectures based on personal computers, LANs/WANs, shared databases and packaged software applications. Such client/server systems, when developed and implemented appropriately, enable the creation and utilization of more functional and flexible applications which are critical to the competitive needs of businesses. Organizations often acquire packaged enterprise-wide business software applications for client/server systems, including those offered by leading vendors, such as SAP, Oracle, PeopleSoft or Baan, and implement or customize these applications to match their needs. Organizations also may develop customized software applications designed for their specific business needs.

         Despite the advantages of client/server systems, the complex task of developing and implementing enterprise-wide, mission-critical, client/server solutions presents significant challenges for most organizations and often is a time consuming and costly undertaking. Implementing client/server solutions typically requires significant allocation of organizational resources. Information technology managers must integrate and manage open systems and distributed computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and implement packaged enterprise software applications to support business objectives. Companies also must continually keep pace with new technological developments which can render internal information technology skills outmoded. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim workforces in the information technology management area. Accordingly, organizations often lack sufficient technical resources necessary to design, develop and implement emerging information technology solutions on a timely basis.

         To support their information technology needs, many businesses increasingly engage experienced outside specialists to develop and implement solutions, in shorter timeframes and at lower costs, while reducing implementation risks. As a result, demand for information technology services has grown significantly.


THE INTELLIGROUP SOLUTION

         Intelligroup provides information technology services to develop and implement cost-effective client/server business solutions on a timely basis by combining its expertise in a wide range of technologies and business processes with its proprietary implementation methodology and development tools. The Company believes it offers the following advantages:

         Expertise in a Wide Range of Technologies: The Company's consultants have expertise with SAP, Oracle and Baan products and with a wide variety of leading computing technologies, including client/server architectures, object-oriented technologies, CASE, distributed database management systems, micro-to-mainframe connectivity, LAN/WAN and telecommunications technologies. Since many of the Company's customers have invested in a variety of technologies, including legacy systems, the Company also develops solutions for these environments.

         Accelerated Implementation Methodology and Toolset: The Company has developed a proprietary implementation methodology, 4SIGHT, as well as a software-based implementation toolset, 4SIGHTplus, which are designed to minimize the time required to develop and implement SAP, Oracle and Baan solutions for its customers. 4SIGHT and 4SIGHTplus are designed to be technology independent and modular so that they may be utilized by the Company's consultants and project managers in other packaged applications development or software customization projects. The Company only recently began marketing its new implementation capability, which currently is being utilized in three projects, each of which involves implementation of a SAP solution for a Fortune 500 company in which the Company has been retained directly by the end-user organization.

         Value-Oriented Implementation: The Company provides experienced project managers and consultants to its customers. The Company believes that its personnel are effective because of their industry experience. In addition, the Company has the ability to develop and implement business solutions through its affiliated offshore ADC in India which gives the Company access to qualified and experienced programmers at a reduced labor cost.

         Customer-Driven Approach: The Company's project managers and consultants maintain on-going communication and close interaction with customers to ensure that they are involved in all facets of a project and that the solutions designed and implemented by the Company meet the customer's needs. The Company's goal is to provide training to its customers during a project to achieve high levels of self-sufficiency among its customers' end users and internal information technology personnel. The Company believes that its ability to deliver the requisite knowledge base to its customers is critical to fostering long-term relationships with, and generating referrals from, existing customers.


INTELLIGROUP SERVICES

         Intelligroup provides a wide range of information technology services, including (i) enterprise-wide business process solutions utilizing SAP R/3, as well as Oracle and Baan products, which are leading software applications; and
(ii) systems integration and custom software development solutions in a wide variety of computing environments utilizing leading technologies, including client/server architectures, object-oriented technologies, CASE, distributed database management systems, LAN/WAN and telecommunications technologies. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements which are terminable upon relatively short notice. The Company's custom software development services are enhanced by its exclusive access to qualified and experienced programmers at the ADC and connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links.

         ENTERPRISE-WIDE BUSINESS PROCESS SOLUTIONS

         The Company designs, develops, integrates and implements sophisticated business process solutions utilizing SAP R/3, as well as Oracle and Baan products, and incorporating best business practices and methods. The Company builds business solutions for its customers by focusing on each customer's business objectives and by providing business process re-engineering, information systems strategic planning, technology implementation, comprehensive training and organizational change management services. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses and fosters long-term customer relationships.

         On-line Project Management System ("OPMS"): The Company utilizes its OPMS to monitor enterprise-wide business process solutions development projects. The Company designed OPMS as a SAP subsystem developed in R/3 and installable on customers' SAP systems. OPMS provides real-time information relating to: the current stage of development of each program; the number of man-hours spent at each stage of development; total man-hours spent on development during any interval of time; programs developed by each programmer; analysis of time spent on the development project; and technical information, including source code, documentation and tables used in the system. The Company believes that OPMS also shortens the turn-around time for program development as it streamlines the information flow between the Company's offices and customer sites.


         Accelerated Implementation Methodology and Software-Based Implementation Toolset: As a result of its experience in implementing SAP software, the Company has developed a proprietary methodology, 4SIGHT, for implementing enterprise business software applications, and 4SIGHTplus, a software-based implementation toolset. 4SIGHT and 4SIGHTplus, used by the Company to date solely in projects implementing SAP R/3 are designed to be portable to other packaged software applications, including those offered by Oracle, PeopleSoft and Baan, and to be adaptable to the scope of a particular project. 4SIGHT and 4SIGHTplus have been adapted for Oracle and Baan implementations. The Company believes that the use of 4SIGHT and 4SIGHTplus throughout an implementation project may enable its customers to realize significant savings in time and resources.

         SYSTEMS INTEGRATION AND CUSTOM SOFTWARE DEVELOPMENT

         The Company provides a broad range of systems integration and customized application solutions to customers in a wide variety of industries. The Company is engaged by customers to undertake feasibility studies, systems engineering, custom software development and tailoring, migration strategies, systems design, development, testing, integration, implementation, training and support in a wide variety of computing environments. The Company, in providing such services, utilizes leading technologies, including client/server architectures, object-oriented technologies, CASE, distributed database management systems, LAN/WAN and telecommunications technologies.

         ADVANCED DEVELOPMENT CENTER

         The Company provides cost-effective, timely custom software development and tailoring in the United States, at customer sites and through the ADC. The ADC is connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links. The ADC is staffed by 65 consultants as of December 31, 1996. The ADC is owned by Intelligroup Asia Private Limited ("Intelligroup Asia"), a corporation organized pursuant to the laws of India and wholly owned by Messrs. Pandey, Koneru and Valluripalli, three of the principal shareholders of the Company.
The Company and such shareholders have entered into an agreement pursuant to which the Company will, subject to necessary Indian government approvals, acquire all of the issued and outstanding shares of Intelligroup Asia for nominal consideration when such shares may be transferred in accordance with the laws of India. The ADC is operated for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia are subject to prior approval by the Company. The Company has agreed to provide all of the necessary support and assistance to Intelligroup Asia, including technical and financial support, subject to certain financial restrictions set forth in the Company's credit agreement with PNC Bank, National Association. The ADC is staffed with qualified and experienced programmers, including those with SAP configuration expertise and SAP's ABAP/4 programming capability. The Company utilizes the programmers at the ADC, in conjunction with its consultants in the United States who are on site at customer locations, to provide its customers with savings in development and implementation costs and time to project completion. All development projects undertaken by the ADC are monitored by the Company's OPMS. OPMS also minimizes the turn-around time for program development as it streamlines the information flow between customer sites and the ADC. The Company intends to utilize the ADC to provide similar development services to customers that utilize software applications other than SAP software.


SALES AND MARKETING

         The Company historically has generated new sales leads from referrals from existing customers, and from introductions to potential customers by SAP or Oracle, which often need to recommend qualified systems integrators to implement their software products. In addition, the Company has been introduced to customers by certain of its competitors, such as "Big Six" accounting firms, which at times require the Company's expertise and ability to deliver qualified personnel for complex projects. To date, the Company has been able to grow its customer base without allocating significant resources to its sales and marketing effort. The Company believes, however, that in order to continue its growth, it must dedicate an increased level of resources to more focused sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in core information technologies and solutions such as SAP. To implement this plan, the Company intends to expand its dedicated sales and marketing force by hiring several individuals with experience in the industry sectors in which the Company has prior experience. Toward this end, the Company hired Anthony Knight, its Vice President, Sales and Marketing, in December 1996.

         Among its sales and marketing efforts, the Company's sales force has presented the Company's expertise at SAPPHIRE, the annual SAP conference for SAP service providers and end-users, and uses direct marketing techniques. The Company intends to increase its participation in industry-recognized programs and trade shows. Most importantly, however, the Company believes that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. The Company believes that it has consistently met customer expectations with respect to budgets and time schedules.

         As of December 31, 1996, the Company's sales and marketing group consisted of 13 employees in the United States and three in the United Kingdom. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch office in San Jose, California serve the United States market. Intelligroup Asia serves as the Company's sales agent in Asia and in the Middle East. In addition, the Company also has established operations in New Zealand and currently has information technology consultants on-site at a customer location. The Company intends to add sales and marketing capabilities in New Zealand. The Company also established operations in the United Kingdom in June 1996. In November 1996, the Company commenced operations in Singapore with the incorporation of Intelligroup Singapore Private, Ltd. Each of the Company and Rajkumar Koneru, an Executive Vice President and Director of the Company, own 50% of such company.

         The Company's services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, the Company endeavors to understand quickly the potential customer's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's project managers are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion, and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time the Company initially meets with a prospective customer until the customer decides whether to authorize commencement of an engagement.


CUSTOMERS

         The Company provides its services directly to Fortune 1000 and other large and mid-sized companies, many of which have information-intensive, multinational operations, or as a member of a consulting team assembled by other information technology consultants, such as "Big Six" accounting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to 117 customers in the year ended December 31, 1996.

         The Company's ten largest customers accounted for, in the aggregate, approximately 61%, 56% and 66% of its revenue in 1994, 1995 and 1996, respectively. During 1994, AT&T accounted for more than 10% of revenue, while in 1995, Ernst & Young LLP and Price Waterhouse LLP each accounted for more than 10% of revenue. During 1996, Price Waterhouse LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. Currently, the Company is engaged in ten projects for Price Waterhouse LLP. In 1994, 1995 and 1996, 64%, 50% and 44%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by leading information technology consulting firms retained by organizations to manage projects to provide enterprise-wide business process solutions.

         Although the Company has contracts with many of its large customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated.


COMPETITION

         The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as consulting and software integration firms, including the "Big Six" accounting firms, IBM Global Services, Cambridge Technology Partners, SHL Systemhouse (a subsidiary of MCI), and Computer Sciences Corporation, and with software applications vendors, some of which are also customers of the Company. Many of the Company's competitors have longer operating histories, possess greater industry and name recognition and have significantly greater financial, technical and marketing resources than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

         The Company believes that the principal competitive factors in its markets include quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of services that are competitive with the Company's services and the extent of its competitors' responsiveness to customer needs.

         The Company believes that it competes based on its expertise in SAP, Oracle and Baan products and a wide variety of other technologies.


EMPLOYEES

         As of December 31, 1996, the Company employed 369 full-time employees, of whom 321 were engaged as consultants, 16 were engaged in sales and marketing, and 32 were engaged in finance, administration, and management. Of the total number of employees, 348 were based in the United States, 11 were based in New Zealand, 6 were based in the United Kingdom and 4 were based in South Africa, which office was closed by the Company in January 1997. In addition, the Company engaged 27 independent contractors to perform information technology services and has exclusive access to all of the employees of Intelligroup Asia, which consisted of 65 software developers and 4 administrative personnel at December 31, 1996.

         None of the Company's employees is covered by a collective bargaining agreement. Substantially all of the Company's employees have executed a non-competition, non-disclosure and non-solicitation assignment. In addition, the Company requires that all new employees execute such agreement as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company's future success will depend in part on its ability to continue to attract, retain, train and motivate highly qualified personnel. The Company considers relations with its employees to be good.


INTELLECTUAL PROPERTY RIGHTS

         The Company's success is dependent, in part, upon its proprietary accelerated implementation methodology, development tools and other intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants and customers, and limits access to and distribution of its proprietary information. The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.

         "Intelligroup," "4SIGHT," "4SIGHTplus" and the Company's logo are service marks of the Company and "4SIGHT," "4SIGHTplus," "OPMS" and "OIM" are trademarks of the Company. All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.


ITEM 2.  PROPERTIES.

         The Company owns no real property and currently leases or subleases all of its office space. The Company subleases its headquarters in Iselin, New Jersey, totaling approximately 13,200 square feet. The sublease expires in November 1999. The Company believes that such headquarters has sufficient space for its current and anticipated near-term needs. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company also leases or subleases offices for its operations in San Jose, California, and operations in New Zealand, Singapore and the United Kingdom. In addition, the Company provides funds to Intelligroup Asia which Intelligroup Asia uses to satisfy its lease obligations for its offices in India.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company currently is being investigated by the Immigration and Naturalization Service (the "INS") concerning possible violations of the Immigration Reform and Control Act of 1990. Specifically, the INS is investigating whether the Company improperly employed certain foreign national individuals prior to their obtaining appropriate work authorization and failed to complete properly employment eligibility verification forms for all employees. The Company has and will continue to cooperate fully with the INS. A notice of intent to fine has not been served upon the Company, and, therefore, the potential for fines is not known at this time. Upon review of the fines generally assessed in similar matters, the Company believes, however, that fines, if any, will not exceed $150,000. The Company anticipates that the INS investigation may continue for six months or more. There can be no assurance, however, as to the ultimate amount of fines which may be assessed or the length of time it may take to conclude the INS investigation. The Company employs many foreign national individuals and has implemented procedures and controls which it believes will ensure full compliance with the Immigration Reform and Control Act of 1990 and related regulations. Toward this end, the Company now employs in-house counsel to oversee this function.

         On February 16, 1996, the Company, as plaintiff, filed a complaint in the Superior Court of New Jersey, Chancery Division, Middlesex County, against a former consultant to the

Company, seven former employees of the Company and Pegasus Systems, Inc. ("Pegasus"), a corporation which currently employs such individuals (collectively, the "Defendants"). The complaint, which seeks damages and injunctive relief against the Defendants, alleges, among other things, misappropriation of proprietary information, unfair competition, tortious interference, breach of employment agreements, breach of a consulting agreement between the Company and Pegasus, and breach of duty of loyalty, good faith and fair dealing. Upon the filing of its complaint, the Company obtained a temporary restraining order and in May 1996 obtained a preliminary injunction prohibiting the Defendants from using or disclosing the Company's proprietary information, prohibiting the Defendants from contacting or soliciting certain of the Company's customers and prohibiting the Defendants from recruiting or attempting to recruit the Company's employees, agents or contractors. The preliminary injunction remains in effect and the Company intends to pursue vigorously enforcement of the injunction against the Defendants. The Defendants have filed an answer and counterclaim. Pegasus has asserted a breach of contract counterclaim against the Company alleging that the Company owes it $129,000 for consulting services. Pegasus and two of the individual Defendants also asserted claims against the Company and two of its officers for tortious interference and defamation. In addition, one of the individual Defendants has asserted that the Company owes him $70,000 in commissions. In addition to monetary damages the Defendants seek injunctive relief. The Defendants unsuccessfully sought a temporary restraining order against the Company. The Company denies the allegations made and intends to defend vigorously the counterclaims. The Company does not believe that the outcome of these claims and counterclaims will have a material effect upon the Company's business, financial condition or results of operations.

         In a related matter, on August 21, 1996, the Company was named as defendant in a complaint filed in the Delaware Chancery Court, New Castle County, by plaintiff, Systems America, Inc. ("Systems America"), a computer and technology consulting firm. Systems America alleged that it subcontracted Pegasus consultants to perform SAP consulting services for two companies which are also customers of the Company, and alleged that the Company has interfered with Systems America's customer relationships, and as a result thereof, Systems America sustained damages. The complaint sought unspecified monetary damages, treble damages, attorney fees and injunctive relief against the Company and alleged deceptive trade practices, defamation and tortious interference with prospective business or contractual relations by the Company. In September 1996, the case was removed to Federal District Court in Delaware. The Company denied the allegations made and filed a motion to dismiss the Systems America complaint. On November 16, 1996, Systems America and the Company reached an agreement in principle to settle Systems America's claims against the Company for an immaterial cash payment by the Company to Systems America. A settlement in accordance with such agreement in principle was subsequently executed by each of the Company and Systems America. Systems America's complaint was subsequently dismissed with prejudice and mutual releases were executed by the parties.

         Oxford Systems Inc., a New Jersey corporation and a wholly-owned subsidiary of the Company until December 31, 1996 ("Oxford"), on which date Oxford was merged into the Company and ceased to exist as an independent entity, is named as a defendant in a civil complaint that was filed on June 8, 1995 by Design Strategy Corp. ("Design Strategy"), in New

York State Supreme Court in the County of New York. Design Strategy alleges that another named defendant, Citibank, N.A. ("Citibank"), contracted with Design Strategy for database administration services. Design Strategy, which is currently seeking monetary relief, claims that Citibank and Oxford conspired to deprive it of commissions, tortiously interfered with contract, engaged in unfair competition, damaged its reputation and misappropriated services. Design Strategy settled its claims against Citibank. The Company denies the allegations made and intends to continue to defend vigorously such action. The Company does not believe that the outcome of the action will have a material effect upon the Company's business, financial condition or results of operations.

         There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Common Stock has been quoted on the Nasdaq National Market (the "NNM") under the symbol "ITIG" since September 27, 1996 when the Company conducted its initial public offering. The following table sets forth, for each of the quarters ended September 30, 1996 and December 31, 1996, respectively, the high and low sale prices per share of Common Stock as quoted on the NNM. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                 QUARTER ENDED                HIGH                LOW
                 -------------                ----                ---
               September 30, 1996            $13 7/8            $12 5/8
               December 31, 1996             $19 3/4            $11

         As of February 28, 1997, the approximate number of holders of record of the Common Stock was 90 and the approximate number of beneficial holders of the Common Stock was 700.

         The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         Furthermore, the Company's credit arrangement with PNC Bank, National Association, which expires on January 22, 1999, contains, among other provisions, a covenant which prohibits the Company from paying cash dividends or making other distributions of assets to shareholders.

         All information relating to the Common Stock of the Company in this Annual Report on Form 10-KSB reflects a 81,351.1111-for-1 stock split of the Common Stock effected July 12, 1996, prior to the Company's initial public offering of its Common Stock in September 1996. Within the past three years, the Company issued and sold certain unregistered securities as follows: (i) on March 31, 1994, the Company issued an aggregate of 8,135,111 shares of Common Stock to Messrs. Koneru and Valluripalli in exchange for all of the issued and outstanding shares of Oxford; and (ii) on April 19, 1996, the Company issued and sold five-year 9.0% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L.P. with warrants to purchase up to 20.8% of the Common Stock of the Company. Such warrants were exercised for an aggregate of 1,364,000 shares of Common Stock upon effectiveness of the Company's registration statement relating to its initial public offering on September 26, 1996. No underwriter was employed by the Company in connection with the issuance and sale of the restricted securities described in clauses (i) and (ii) above. The Company claims that the issuance and sale of all of such securities were exempt from registration under
Section 4(2) of the Securities Act as transactions not involving a public offering. Appropriate legends were affixed to the certificates evidencing such securities. All recipients had adequate access to information relating to the Company. There were no other unregistered securities sold by the Company within the past three years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The Company provides a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. To achieve SAP National Implementation Partner status, the Company was required to demonstrate: (1) customer satisfaction with the Company's SAP-related services; (2) its capabilities and expertise with SAP software; and
(3) that its employee base included an appropriate number of SAP-experienced consultants. SAP National Implementation Partner status is awarded by SAP on an annual basis pursuant to contract. The Company's current contract expires on December 31, 1997. Contract renewal is within SAP's discretion and is expected to be based on, among other things, the following subjective criteria set forth in the Company's contract: (1) customer satisfaction with the Company's performance and ability to deliver services in a timely and cost-effective manner; (2) the quality of the Company's personnel performing SAP-related services; (3) the number and scope, without assigning any dollar amounts in the contract, of SAP R/3 projects; (4) the thoroughness of the Company's training programs for its employees; (5) achievement of mutually agreed upon goals; and
(6) the level of effective communication between the Company and SAP. The contract may be terminated at any time, upon a determination by SAP that the Company is offering potential customers of SAP R/3 products other products that are in competition with such SAP R/3 products. Such termination provision, however, does not preclude the Company from implementing competing or potentially competing products that have been purchased by the Company's customers from other suppliers. The contract contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In February 1997, the Company achieved a National Logo Partner relationship with SAP, SAP's highest consulting alliance partnership status, and will begin operating under the terms of such partnership agreement pending partnership agreement negotiations.

         The Company generates revenue from professional services rendered to customers and revenue is recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. The Company provides its services directly to end-user organizations or as a member of a consulting team assembled by another information technology consulting firm to Fortune 1000 and other large and mid-sized companies. The Company generally bills its customers semi-monthly for the services provided by its consultants at contracted rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1995 and 1996, the Company's ten largest customers accounted for approximately 56% and 66% of its revenue, respectively. In 1995, Ernst & Young LLP and Price Waterhouse LLP each accounted for more than 10% of revenue. During 1996, Price Waterhouse LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. For the years ended December 31, 1995 and 1996, 50% and 44%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the years ended December 31, 1995 and 1996, 69% and 74%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP.

         The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company intends to accelerate a shift to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with existing customers and to expand its market to new customers. The Company's inability to accelerate a shift to higher-margin turnkey management assignments and more complex projects may adversely impact the Company's future growth. Although the Company expects that it will utilize its proprietary implementation methodology in an increasing number of projects, there can be no assurance that the Company will be engaged to do so.

Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an affiliated operation in India, the ADC, and in 1995, established a sales office in California. In addition, from 1994 to date, the Company has incurred significant expenses to develop proprietary development tools and 4SIGHT, its proprietary accelerated implementation methodology. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 48 such personnel as of December 31, 1996 as compared to eight such personnel as of January 1, 1995.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                                                       PERCENTAGE OF REVENUE
                                                                                     --------------------------
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     --------------------------
                                                                                      1996               1995
Revenue......................................................................          100.0%             100.0%

Cost of sales................................................................           71.2               81.4
                                                                                     -------            -------
    Gross profit.............................................................           28.8               18.6

Selling, general and administrative expenses.................................           21.0               18.1
                                                                                     -------            -------
    Operating income.........................................................            7.8                0.5

Factor fees / Interest expense...............................................            2.6                4.8
                                                                                     -------            -------
Income (loss) before provision for income taxes and extraordinary charge.....            5.2               (4.3)

Provision for income taxes...................................................            1.1                 --
                                                                                     -------            -------
Income (loss) before extraordinary charge....................................            4.1               (4.3)

Extraordinary charge, net of income tax benefit..............................            2.4                 --
                                                                                     -------            -------
Net income (loss)............................................................            1.7%              (4.3)%
                                                                                     =======            =======

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenue. Revenue increased by 91.9%, or $22.6 million, from $24.6 million in 1995 to $47.2 million in 1996. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

         Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 67.8%, or $13.6 million, from $20.0 million in 1995 to $33.6 million in 1996. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the Company's significant increase in demand for the Company's services. The Company's gross profit increased by 197.4%, or $9.0 million, from $4.6 million in 1995 to $13.6 million in 1996. Gross profit margin increased from 18.6% of revenue in 1995 to 28.8% of revenue in 1996. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 122.6%, or $5.4 million, from $4.5 million in 1995 to $9.9 million in 1996, and increased as a percentage of revenue from 18.1% to 21.0% of revenue in 1995 and 1996, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities in 1995 and 1996, the additional accounting and financial personnel added in 1996 and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company. In 1996, selling, general and administrative expenses also included the Company's operations in the United Kingdom which were established during the year.

         Factor fees/Interest expense. Factor fees were the charges incurred by the Company to finance its accounts receivable. The rapid increase in the Company's business and revenue resulted in working capital requirements and the Company utilized its increasing accounts receivable base as a source of liquidity to obtain financing because the Company was unable to obtain more traditional financing. See "--Liquidity and Capital Resources." The Company also incurred interest expense in connection with subordinated debentures beginning in April 1996. Factor fees and interest expense increased by 5.1%, or $60,000, from 1995 to 1996 but decreased as a percentage of revenue from 4.8% to 2.6% in 1995 and 1996, respectively. Although the volume of accounts receivable financed increased as a result of the revenue increase, the Company was able to fund much of its working capital requirements during 1996 with the proceeds from the subordinated debentures, which debentures carried an interest rate lower than that charged by the factor. In addition, the Company established a collections department in the first quarter of 1996. Slow accounts receivable turnover in 1995 contributed to increased factor fees in that year. On October 10, 1996, the Company repaid the factor with a portion of the proceeds from the initial public offering, approximately $4.4 million, consisting of all amounts outstanding under the agreement with its factor and terminated its factor agreement.


BACKLOG

         The Company generally enters into written contracts with its customers at the time it commences work on a project. These written contracts contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize such written contracts as creating backlog. In addition, because these written contracts often provide that the arrangement can be terminated with limited advance notice and without significant penalty, the Company does not believe that projects in process at any one time are a reliable indicator or measure of expected future revenue. In the event that a customer terminates a project, the customer remains obligated to pay the Company for services performed by it through the date of termination.


LIQUIDITY AND CAPITAL RESOURCES

         On October 2, 1996, the Company consummated an initial public offering (the "Offering") of 2,846,250 shares of its Common Stock (which includes 371,250 additional shares to cover over-allotments) at a price of $10.00 per share, of which 2,050,000 shares were issued and sold by the Company and 796,250 shares, including the additional shares to cover over-allotments, were sold by certain selling shareholders (the "Selling Shareholders"). The net proceeds to the Company from such Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $17.8 million. The Company did not receive any proceeds from the sale of shares sold by the Selling Shareholders.

         Prior to the Offering, the Company had funded its operations primarily from factoring of accounts receivable. Cash used in operating activities was $2.3 million and $4.3 million in 1995 and 1996, respectively, and resulted primarily from the growth in accounts receivable and unbilled services.

         The Company had working capital of $15.7 million at December 31, 1996.

         In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

         The Company invested $142,000 and $1.1 million in computer equipment and furniture in 1995 and 1996, respectively. Although there are no material commitments for capital expenditures currently outstanding, the Company expects to have capital expenditures in 1997 in an amount approximating the 1996 level.

         The Company's factoring agreement with Access Capital, Inc. (the "Factor") required that the Company offer all of its trade accounts receivable to the Factor for financing; however, the Factor was under no obligation to accept any or all of such receivables. Due to a combination of factors, including the rapid growth of the Company, the lack of available tangible security to utilize as collateral and the absence of historical operating profits prior to 1996, the Company was unable to obtain more traditional financing. On October 10, 1996, the Company repaid approximately $4.4 million, consisting of all amounts outstanding under the agreement with the Factor and terminated the Factor agreement.

         In March 1996, in anticipation of the debenture financing described below, the Company obtained a $750,000 line of credit, payable on demand, from a bank. The line of credit carried interest at the federal funds rate plus 1%. Borrowings under the line totaled $300,000 in April 1996, when the Company repaid all amounts outstanding under such line in connection with the debenture financing described below. The line of credit was terminated in accordance with the terms of such debenture financing.

         In April 1996, the Company issued and sold five-year 9% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L.P. The subordinated debentures were issued to raise money for working capital and general corporate purposes, to repurchase from the then-current shareholders, Messrs. Pandey, Koneru and Valluripalli, an aggregate of 4,881,066 shares of Common Stock for an aggregate of $1.5 million, to repay approximately $300,000 outstanding under the $750,000 credit facility described above and to satisfy approximately $358,000 of cash overdrafts. Upon receipt of the net proceeds from the Offering in October 1996, the Company prepaid approximately $6.3 million, representing all amounts outstanding under such debentures, including interest. As a result of such prepayment, the Company incurred an extraordinary charge of $1,148,000, net of an income tax benefit of $296,000.

         Subsequent to December 31, 1995, the Company determined that it had unrecorded and unpaid federal and state payroll-related taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service of certain unpaid tax liabilities, on June 5, 1996, the Company received an audit assessment from the Internal Revenue Service for unpaid 1994 and 1995 federal income tax withholding, FICA and FUTA taxes in the aggregate amount of $814,000, of which approximately $800,000 was paid in August 1996. No interest or penalties were assessed. Reserves, aggregating $1.0 million, including the amount of the Internal Revenue Service audit assessment, were recorded at December 31, 1995. No assurance may be given, however, that interest, penalties or additional state or federal taxes will not be assessed in the future. The Company's principal shareholders, Messrs. Pandey, Koneru and Valluripalli, have agreed to indemnify the Company for any and all losses which the Company may sustain, in excess of the $1.0 million reserve, net of any tax benefits realized by the Company, arising from or relating to federal or state tax, interest or penalty payment obligations resulting from the subject matter. The Company believes that its failure to record and pay 1994 and 1995 federal and state payroll-related taxes for certain employees resulted from a combination of factors, including lack of internal controls, lack of financial expertise and oversight, and the Company's reliance on outside professional advice. The Company hired a Chief Financial Officer in January 1996 who has implemented accounting and financial controls to ensure the Company's compliance with payroll tax regulations.

         In January 1997, the Company entered into a two-year credit agreement with PNC Bank, National Association (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million (at the Bank's prime rate plus 1/4 of 1% per annum) to finance the working capital needs of the Company and
(ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 3/4 of 1% per annum) to purchase equipment. The credit limit of the revolving line of credit is the lesser of $7.5 million or the Company's borrowing base. Such borrowing base is 70% of the net face amount of the Company's eligible accounts receivable at the time of any loan under the revolving line of credit. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. As of February 28, 1997, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding. The foregoing information relating to the Company's credit facility with the Bank is qualified in its entirety by reference to the complete text of the related documents which are filed as exhibits hereto.

         The Company believes that its available funds, together with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 15, 1995, the Company retained Arthur Andersen LLP to act as its independent public accountants and informed the prior auditors, Amper, Politziner & Mattia, the Company's independent accountants since January 1995, of its decision. The former auditor's report on the Company's financial statements for the year ended December 31, 1994 does not cover the financial statements of the Company included in this Annual Report on Form 10-KSB. In connection with its audit of the consolidated financial statements for the year ended December 31, 1994, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditors' report on the Company's consolidated financial statements for the year ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. The prior auditors furnished the Company with a letter addressed to the Securities and Exchange Commission (the "SEC") stating their agreement with the above statements. Such letter appeared as Exhibit 16 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5981), declared effective by the SEC on September 26, 1996. Prior to retaining Arthur Andersen LLP, the Company had not consulted with Arthur Andersen LLP regarding accounting principles.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 10. EXECUTIVE COMPENSATION.

         The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)   (1) Financial Statements.

           Reference is made to the Index to Financial Statements on Page F-1.

     (a)   (2)      Financial Statement Schedules.

           None.

     (a)   (3)      Exhibits.

           Reference is made to the Index to Exhibits on Page 24.

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1997.


                                    INTELLIGROUP, INC.



                                    By:/s/ Ashok Pandey
                                       ------------------------
                                    Ashok Pandey, President
                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                               DATE
           ---------                                      -----                               ----
/s/ Ashok Pandey                          President and Chief Executive Officer and     March 28, 1997
-------------------------------           Director (principal executive officer)
Ashok Pandey


/s/ Rajkumar Koneru                       Executive Vice President and Director         March 28, 1997
-------------------------------
Rajkumar Koneru


/s/ Nagarjun Valluripalli                 Executive Vice President and Director         March 28, 1997
-------------------------------
Nagarjun Valluripalli


/s/ Robert M. Olanoff                     Chief Financial Officer, Secretary and        March 28, 1997
-------------------------------           Treasurer (principal financial and
Robert M. Olanoff                         accounting officer)


/s/ Klaus Besier                          Director                                      March 28, 1997
-------------------------------
Klaus Besier


/s/ David Finley                          Director                                      March 28, 1997
-------------------------------
David Finley


/s/ Kevin P. Mohan                        Director                                      March 28, 1997
-------------------------------
Kevin P. Mohan


/s/ Thomas S. Roberts                     Director                                      March 28, 1997
-------------------------------
Thomas S. Roberts


                                  EXHIBIT INDEX


Exhibit No.                   Description of Exhibit
-----------                   ----------------------

   2 Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc.

   3.1*     Amended and Restated Certificate of Incorporation.

   3.2*     Amended and Restated Bylaws.

   4.1* Debenture and Warrant Purchase Agreement dated April 10, 1996 by and between the Company, Messrs. Pandey, Koneru and Valluripalli and Summit Ventures IV, L.P. and Summit Investors III, L.P.

   4.2* Warrant Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P.

   4.3* Registration Rights Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P.

   4.4* Redemption Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P.

   4.5* Shareholders Agreement dated April 10, 1996 by and between the Company, Messrs. Pandey, Koneru and Valluripalli and Summit Ventures IV, L.P. and Summit Investors III, L.P.

  10.1*#    1996 Stock Plan of the Company.

  10.2*#    1996 Non-Employee Director Stock Option Plan.

  10.3*# Employment Agreement dated June 1, 1996 between the Company and Ashok Pandey.

  10.4*# Employment Agreement dated June 1, 1996 between the Company and Rajkumar Koneru.

  10.5*# Employment Agreement dated June 1, 1996 between the Company and Nagarjun Valluripalli.

  10.6*# Employment Agreement dated June 1, 1996 between the Company and Robert M. Olanoff, together with Change in Control Severance Pay Agreement dated June 1, 1996 between the Company and Robert M. Olanoff.

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

  10.7*# Employment Agreement dated June 1, 1996 between the Company and Paul Coombs. (See Exhibit 10.21)

  10.8* Form of Indemnification Agreement entered into by the Company and each of its Directors and officers.

  10.9* Sublease Agreement between Micrognosis, Inc., as sublessor, the Company, as sublessee, with master lease.

  10.10*    Employee's Invention Assignment and Confidentiality Agreement.

  10.11* R/3 National Implementation Partner Agreement between SAP America, Inc. and the Company dated January 13, 1995. See Exhibit 10.19.

  10.12* Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. See Exhibit 10.20.

  10.13* Amended and Restated Agreement by Messrs. Pandey, Koneru and Valluripalli dated July 16, 1996 to indemnify the Company for certain losses.

  10.14* Factoring Agreement by and between Access Capital, Inc. and the Company dated as of October 20, 1995, with exhibits. See Exhibit 10.17.

  10.15* Agreement of Waiver and Consent dated as of June 4, 1996 by and among the Company, certain shareholders of the Company, and Summit Ventures IV, L.P. and Summit Investors III, L.P., with Amendment No. 1 thereto.

  10.16* Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements.

  10.17 Letter agreements terminating factoring arrangement by and between each of the Company and Oxford Systems Inc., and Access Capital, Inc. dated October 10, 1996.

  10.18 Loan and Security Agreement between PNC Bank, National Association and the Company dated as of January 22, 1997, and related documents.

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

  10.19 R/3 National Implementation Partner Agreement by and between SAP America, Inc. and the Company dated March 26, 1996.

  10.20 Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996.

  10.21# Amendment No. 1, dated February 18, 1997, to Employment Agreement dated June 1, 1996, between the Company and Paul Coombs. (See
            Exhibit 10.7)

  11        Statement re: Computation of per share earnings.

  16*       Letter re: Change of Certifying Accountant.

  21        Subsidiaries of the Registrant.

  27        Financial Data Schedule for the year ended December 31, 1996.

----------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective by the Securities and Exchange Commission on September 26, 1996.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

All other exhibits filed herewith.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Public Accountants ................................    F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1996 and 1995 ............    F-3

Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995 ...........................................    F-4

Consolidated Statements of Shareholders' Equity (Deficit) for
   the years ended December 31, 1996 and 1995 ...........................    F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995 ...........................................    F-6

Notes to Consolidated Financial Statements ..............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Intelligroup, Inc.:

         We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                    ARTHUR ANDERSEN LLP

Princeton, New Jersey
February 5, 1997

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                 1996             1995
                                                                             ------------     ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ............................................    $  7,479,000     $     71,000
   Restricted cash held in escrow .......................................              --          100,000
   Accounts receivable, less allowance for doubtful accounts of $546,000
     and $531,000 at December 31, 1996 and 1995, respectively ...........       8,538,000        4,729,000
   Unbilled services ....................................................       2,916,000        1,569,000
   Deferred income taxes ................................................         331,000               --
   Other current assets .................................................         492,000            3,000
                                                                             ------------     ------------
       Total current assets .............................................      19,756,000        6,472,000
Property and equipment, less accumulated depreciation of $243,000 and
   $99,000 at December 31, 1996 and 1995, respectively ..................       1,281,000          282,000
Other assets ............................................................         225,000           30,000
                                                                             ------------     ------------
                                                                             $ 21,262,000     $  6,784,000
                                                                             ============     ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable .....................................................    $    406,000     $  1,480,000
   Accrued payroll and related taxes ....................................       1,814,000        2,568,000
   Accrued expenses and other liabilities ...............................       1,268,000          532,000
   Income taxes payable .................................................         535,000               --
   Cash overdraft .......................................................              --           83,000
   Line of credit .......................................................              --           45,000
   Loans from factors ...................................................              --        3,343,000
   Current portion of obligations under capital leases ..................          20,000           18,000
                                                                             ------------     ------------
       Total current liabilities ........................................       4,043,000        8,069,000
                                                                             ------------     ------------
Obligations under capital leases, less current portion ..................          57,000           81,000
                                                                             ------------     ------------
Commitments and contingencies
Shareholders' Equity (Deficit)
   Preferred stock ......................................................              --               --
   Common stock, $.01 par value, 25,000,000 shares authorized, 10,735,600 and 12,202,666 issued and outstanding at December 31,
     1996 and 1995, respectively ........................................         107,000          122,000
   Additional paid-in capital ...........................................      19,201,000               --
   Accumulated deficit ..................................................      (2,146,000)      (1,488,000)
                                                                             ------------     ------------
       Total shareholders' equity (deficit) .............................      17,162,000       (1,366,000)
                                                                             ------------     ------------
                                                                             $ 21,262,000     $  6,784,000
                                                                             ============     ============

                 See notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                        1996            1995
                                                                     -----------     -----------
Revenue .........................................................    $47,189,000     $24,589,000
Cost of sales ...................................................     33,605,000      20,021,000
                                                                     -----------     -----------
       Gross profit .............................................     13,584,000       4,568,000
Selling, general and administrative expenses ....................      9,908,000       4,452,000
                                                                     -----------     -----------
       Operating income .........................................      3,676,000         116,000
                                                                     -----------     -----------
Other expenses:
   Interest expense, net ........................................        236,000           4,000
   Factor charges ...............................................        999,000       1,171,000
                                                                     -----------     -----------
                                                                       1,235,000       1,175,000
                                                                     -----------     -----------
Income (loss) before provision for income taxes and extraordinary
   charge .......................................................      2,441,000      (1,059,000)
Provision for income taxes ......................................        500,000              --
                                                                     -----------     -----------
Income (loss) before extraordinary charge .......................      1,941,000      (1,059,000)

Extraordinary charge-Loss on early extinguishment of debt, net of
   income tax benefit of $296,000 ...............................      1,148,000              --
                                                                     -----------     -----------
Net income (loss) ...............................................    $   793,000     $(1,059,000)
                                                                     ===========     ===========
Earnings (loss) per share:
   Income (loss) before extraordinary charge ....................    $      0.18     $     (0.08)
   Extraordinary charge, net of income tax benefit ..............          (0.11)             --
                                                                     -----------     -----------
       Net income (loss) per share ..............................    $      0.07     $     (0.08)
                                                                     ===========     ===========

   Shares used in per share calculation .........................     10,989,000      13,737,000
                                                                     ===========     ===========

                 See notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                             TOTAL
                                                                          ADDITIONAL                      SHAREHOLDERS'
                                                COMMON STOCK               PAID IN       ACCUMULATED         EQUITY
                                          SHARES           AMOUNT          CAPITAL         DEFICIT         (DEFICIT)
                                       ------------     ------------     ------------    ------------     ------------
Balance at December 31, 1994 ......      12,202,666     $    122,000     $         --    $   (429,000)    $   (307,000)
Net loss ..........................              --               --               --      (1,059,000)      (1,059,000)
                                       ------------     ------------     ------------    ------------     ------------
Balance at December 31, 1995 ......      12,202,666          122,000               --      (1,488,000)      (1,366,000)
Net income ........................              --               --               --         793,000          793,000
Repurchase and retirement of common
stock .............................      (4,881,066)         (49,000)              --      (1,451,000)      (1,500,000)
Issuance of common stock, net of
related costs .....................       2,050,000           20,000       17,815,000              --       17,835,000
Exercise of warrants ..............       1,364,000           14,000        1,386,000              --        1,400,000
                                       ------------     ------------     ------------    ------------     ------------
Balance at December 31, 1996 ......      10,735,600     $    107,000     $ 19,201,000    $ (2,146,000)    $ 17,162,000
                                       ============     ============     ============    ============     ============

                 See notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996             1995
                                                                     ------------     ------------
Cash flows from operating activities:
   Net income (loss) ............................................    $    793,000     $ (1,059,000)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization ............................         214,000           51,000
       Provision for doubtful accounts ..........................         590,000          411,000
       Extraordinary charge .....................................       1,444,000               --
       Deferred income taxes ....................................        (331,000)              --
   Changes in assets and liabilities:
       Restricted cash deposited in escrow ......................         100,000         (100,000)
       Accounts receivable ......................................      (4,399,000)      (3,339,000)
       Unbilled services ........................................      (1,347,000)      (1,386,000)
       Other current assets .....................................        (489,000)          27,000
       Other assets .............................................        (197,000)         (30,000)
       Cash overdraft ...........................................         (83,000)          83,000
       Accounts payable .........................................      (1,074,000)       1,480,000
       Accrued payroll and related taxes ........................        (754,000)       1,035,000
       Income taxes payable .....................................         535,000               --
       Accrued expenses and other liabilities ...................         736,000          478,000
                                                                     ------------     ------------
           Net cash used in operating activities ................      (4,262,000)      (2,349,000)
                                                                     ------------     ------------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (1,143,000)        (142,000)
                                                                     ------------     ------------
Cash flows from financing activities:
   Proceeds from subordinated debentures and warrants, net of
     issuance costs .............................................       5,888,000               --
   Repayment of subordinated debentures .........................      (6,000,000)              --
   Repurchase of common stock ...................................      (1,500,000)              --
   Proceeds from issuance of common stock, net of issuance costs       17,835,000               --
   Loans from (repayments to) factors, net ......................      (3,343,000)       2,349,000
   Proceeds from (repayments of) lines of credit, net ...........         (45,000)           6,000
   Principal payments under capital leases ......................         (22,000)          (2,000)
                                                                     ------------     ------------
           Net cash provided by financing activities ............      12,813,000        2,353,000
                                                                     ------------     ------------
           Net increase (decrease) in cash and cash equivalents .       7,408,000         (138,000)
Cash and cash equivalents at beginning of period ................          71,000          209,000
                                                                     ------------     ------------
Cash and cash equivalents at end of period ......................    $  7,479,000     $     71,000
                                                                     ============     ============
Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................    $  1,264,000     $  1,175,000
                                                                     ============     ============
Noncash transactions:
   Capital lease obligations ....................................    $         --     $    102,000
                                                                     ============     ============

                 See notes to consolidated financial statements.

                               INTELLIGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company markets its services to a wide variety of industries primarily in the United States. The majority of the Company's business is with large established companies, including consulting firms, serving numerous industries.

Principles of Consolidation and Use of Estimates

         The accompanying financial statements include the accounts of Intelligroup, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents consist of investments in highly liquid short-term instruments, with original maturities of three months or less.

Property and Equipment

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

Revenue Recognition

         The Company generates revenue from professional services rendered. Revenue is recognized as services are performed with the corresponding cost of providing those services reflected as cost of sales. Substantially all customers are billed on a per diem basis whereby actual time is charged directly to the customer. Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 1996 and

1995 represent services provided which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

Allowance for Doubtful Accounts

         The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $590,000 and $411,000 in 1996 and 1995, respectively. Credit is granted to substantially all customers on an unsecured basis.

Recoverability of Long-Lived Assets

         The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires companies to measure employee stock compensation plans based on the fair value method using an option pricing model or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value method. The Company continues to apply APB No. 25 and provides pro forma disclosures. (See Note 7).

Concentrations

         For the years ended December 31, 1996 and 1995, approximately 74% and 69% of revenue, respectively, was derived from projects in which the Company's personnel implemented software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 1997. The Agreement contains no minimum revenue requirement or cost sharing arrangements and does not provide for commissions or royalties to either party. In February 1997, the Company achieved a National Logo Partner relationship with SAP, SAP's highest consulting alliance partnership status, and will begin operating under the terms of such partnership agreement pending partnership agreement negotiations.

         A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 1996 and 1995, 44% and 50%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

         One customer accounted for approximately 13% of revenue in 1996. Accounts receivable due from this customer was $2,268,000 as of December 31, 1996. Another customer accounted for approximately 20% and 10% of revenue for 1996 and 1995, respectively. Accounts receivable due from this customer was $988,000 and $611,000 as of December 31, 1996 and 1995, respectively. Another customer accounted for approximately 12% of revenue for 1995. Accounts receivable due from this customer was $1,400,000 as of December 31, 1995.

Foreign Operations

         Revenues from foreign operations were not significant in 1996 and 1995. Translation effects were not material.

Income Taxes

         The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates currently in effect. The principal differences arise from the reporting of income and expenses under the accrual method for financial statement purposes versus the cash basis method for income tax purposes. (See
Note 5).

Net Income (Loss) Per Share

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period after giving retroactive effect to the stock split. (See Note 8). Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants issued by the Company during the twelve months immediately preceding its initial public offering (see Note 8) have been included in computing net income (loss) per share as if they were outstanding for all periods using the treasury stock method.

Financial Instruments

         Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 1996 and 1995:

                                                   1996                1995
                                                -----------         -----------
Vehicles ...............................        $    26,000         $    26,000
Furniture ..............................             98,000              98,000
Equipment ..............................          1,400,000             257,000
                                                -----------         -----------
                                                  1,524,000             381,000
Less - Accumulated depreciation .........          (243,000)            (99,000)
                                                -----------         -----------
                                                $ 1,281,000         $   282,000
                                                ===========         ===========

         Included in the above is $102,000 of equipment held under capital leases. Depreciation expense was $144,000 and $51,000 in 1996 and 1995, respectively.

NOTE 3 - LINES OF CREDIT AND SUBORDINATED DEBENTURES

         In January 1997, the Company entered into a two-year credit agreement with a bank. The credit facility with the bank includes (i) a revolving line of credit pursuant to which the Company may borrow up to $7,500,000 (at the bank's prime rate plus 1/4 of 1% per annum) to finance the working capital needs of the Company and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the bank's prime rate plus 3/4 of 1% per annum) to purchase equipment. The credit limit of the revolving line of credit is the lesser of $7,500,000 or the Company's borrowing base. Such borrowing base is 70% of the Company's eligible accounts receivable at the time of any loan under the revolving line of credit. The credit agreement contains covenants which, among other things, require the maintenance of a minimum working capital ratio and a minimum net worth, as defined, and prohibit distribution of cash dividends. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999.

         The Company had available, under an agreement with a bank, a $50,000 line of credit bearing interest at the bank's prime lending rate plus 2%, which was collateralized by all Company assets and personally guaranteed by one of the Company's shareholders. The line of credit expired May 26, 1996 and was repaid in November 1996. The outstanding balance as of December 31, 1995 was $45,000.

         In March 1996, in anticipation of the financing discussed below, the Company obtained a $750,000 line of credit, payable on demand, from a bank. Aggregate borrowings in the amount of $300,000 were repaid and the line of credit was terminated by the Company in accordance with the financing described below.

         In April 1996, the Company issued $6,000,000 of five-year, 9% subordinated debentures. All principal and interest was due at maturity (April
2001). The debentures were issued with detachable warrants to purchase Common Stock of the Company. (See Note 7). Proceeds from the debentures were allocated between the debentures and the warrants based on estimated fair value which resulted in a discount on the debentures (based on a 15% interest rate) and a value assigned to the warrants of $1,400,000. A portion of the net proceeds of the Company's initial public offering (see Note 8) was used to repay the subordinated debentures which resulted in an extraordinary charge of $1,148,000, net of an income tax benefit of $296,000.

         Subsequent to the issuance of the subordinated debentures, the Company purchased and retired 4,881,066 shares of its Common Stock for $1,500,000 from its shareholders.

NOTE 4 - LOANS PAYABLE TO FACTORS

         On October 20, 1995, the Company entered into a factoring agreement with a financing institution (the "Factor") under which the Company was required to offer all its trade accounts receivable to the Factor for financing; however, the Factor was not obligated to accept them. The agreement had a term of one year with automatic one-year renewals unless the Company or the Factor gave notice of cancellation. The Factor charged an administration fee of 0.75% on each invoice plus an additional 0.75% for each 15-day increment the invoice remained unpaid, to a maximum of 120 days, or 6.5%. If the amount of a factored receivable was not paid by reason of financial inability of the customer, the Company was not liable to reimburse the Factor. If, however, the Factor, through legal action or otherwise, settled, compromised or assigned the claim for any receivable, the amount of any reduction resulting from such settlement, compromise or assignment reduced the balance due to the Company. The Company used approximately $4.4 million of the net proceeds from the Company's initial public offering to repay loans from the Factor. (See Note 8). The Factor agreement was terminated in October 1996.

         The Company had factoring agreements with a former financing institution under which it could sell qualified trade accounts receivable, with recourse provisions. The agreements, which were terminated in October 1995 required the Company to repurchase or replace any receivable remaining uncollected for more than 120 days.

NOTE 5 - INCOME TAXES

         Income tax attributable to income from continuing operations consists of the following:

                                                                         1996
                                                                      ---------
Current:
  Federal ..........................................                  $ 631,000
  State ............................................                    200,000
                                                                      ---------
                                                                        831,000
                                                                      ---------
Deferred:
  Federal ..........................................                   (259,000)
  State ............................................                    (72,000)
                                                                      ---------
                                                                       (331,000)
                                                                      ---------
Total ..............................................                  $ 500,000
                                                                      =========

         The provision for income taxes differs from the amount computed by applying the statutory rate of 35% to income (loss) before income taxes. The principal reasons for this difference are:

                                                               1996       1995
                                                               ----       ----
Tax at federal statutory rate ............................       35%       (35%)
Nondeductible expenses ...................................        1         --
State income tax, net of federal benefit .................       (3)        --
Utilization of net operating loss carryforwards ..........       (8)        --
Foreign losses for which no benefit is available .........        9         --
Changes in valuation allowance ...........................      (14)        35
                                                               ----       ----
Effective tax rate .......................................       20%        --%
                                                               ====       ====

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities under SFAS No. 109 as of December 31, 1996 and 1995 are as follows:

                                                        1996            1995
                                                      ---------       ---------
Deferred tax assets:
  Allowance for doubtful accounts ..............      $ 224,000       $ 234,000
  Certain accrued liabilities ..................        146,000         207,000
  Net operating losses .........................        131,000         227,000
  Other ........................................         37,000              --
                                                      ---------       ---------
Total deferred tax assets ......................        538,000         668,000
Valuation allowance for deferred tax assets ....       (207,000)       (668,000)
                                                      ---------       ---------
Net deferred tax assets ........................      $ 331,000       $      --
                                                      =========       =========

         Realization of the net deferred tax assets is dependent on the timing of the reversal of other temporary differences. Although realization is not assured, management believes it is more likely than not, that the majority of the 1996 net deferred tax assets will be realized. The Company reduced their valuation allowance in 1996 as a result of current and anticipated future profitability. The Company's 1996 valuation allowance relates primarily to the net operating loss of a foreign subsidiary which is yet to be profitable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

         Commencing June 1, 1996, the Company entered into two year employment agreements with five employees with aggregate annual compensation of $935,000.

Payroll and Related Taxes

         As of December 31, 1995, the Company had $1,000,000 included in accrued payroll and related taxes related to unpaid federal and state payroll related taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service ("IRS") on June 5, 1996, the IRS issued an audit assessment to the Company for $814,000 which had been included in the above accrual. The assessment was paid in 1996. The Company's principal shareholders have agreed to indemnify the Company for any and all losses which the Company may sustain in excess of the amounts accrued as of December 31, 1995 arising from or relating to federal or state tax, interest or penalty payment obligations, net of any tax benefits realized by the Company, resulting from the subject matter discussed above.

Leases

         The Company leases office space and office equipment under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996. Future minimum aggregate annual lease payments are as follows:

    FOR THE YEARS ENDING DECEMBER 31,                CAPITAL           OPERATING
    ---------------------------------                -------           ---------
1997 ....................................           $ 37,000            $254,000
1998 ....................................             37,000             245,000
1999 ....................................             20,000             221,000
2000 ....................................             20,000              19,000
2001 ....................................                 --              16,000
                                                    --------
                                                     114,000
Less- Interest ..........................            (37,000)
                                                    --------
                                                      77,000
Less- Current portion ...................            (20,000)
                                                    --------
                                                    $ 57,000
                                                    ========

         Rent expense for the years ended December 31, 1996 and 1995 was $176,000 and $74,000, respectively.

Legal

         The Company is being investigated by the Immigration and Naturalization Service concerning possible violations of the Immigration Reform and Control Act of 1990. Although a notice of intent to fine has not been served upon the Company and therefore the potential for fines is not known, the Company believes that fines, if any, would not have a material effect on the Company's results of operations or financial condition.

         The Company is engaged in certain other legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7 - STOCK OPTION PLANS AND WARRANTS

         The Company's 1996 Stock Plan (the "Plan") permits the granting of options to employees, non-employee directors and consultants. The Plan is administered by the Option Committee of the Board of Directors, which generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 1,450,000 shares of Common Stock have been reserved for issuance under the Plan. In June 1996, effective July 1996, the Company granted options to purchase an aggregate of 500,000 shares of its Common Stock to certain employees at an exercise price of $8.00 per share. One-third of these options vest six months from date of grant with remaining options vesting over the following two years. At December 31, 1996, 492,000 of these options remain outstanding, none of which are exercisable. Eight thousand options were forfeited in 1996. Subsequent to December 31, 1996, the Company granted options to purchase an aggregate of 459,000 shares of its Common Stock to certain employees at an exercise price of $11.00 per share. All of the options issued pursuant to this Plan expire ten years from the date of grant.

         The 1996 Non-Employee Director Stock Option Plan provides for the granting of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee directors. Each person who was a director of the Company on the effective date of the Company's initial public offering or becomes a director of the Company thereafter, and who is not also an employee or officer of the Company, was or shall be granted, on the effective date of such intitial public offering or on the date on which he or she becomes a director, whichever is later, an option to purchase 20,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. All options will vest in five equal installments, commencing one year after grant and have a ten-year term. Options to purchase 80,000 shares of the Company's Common Stock were granted in 1996 with exercise prices ranging from $10 to $12.125 per share with a weighted average exercise price of $10.78. At December 31, 1996 all of these options remain outstanding, none of which are exercisable.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 41%, risk-free interest rate of 5.6%; and expected lives of three years. The weighted-average grant-date fair value of options granted during the year was $2.93 per share.

         As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value option pricing method of accounting, the Company's net income and earnings per share would have been reduced to $434,000 and $0.04, respectively.

         The subordinated debenture holders (see Note 3) received warrants for the purchase of up to 20.8% of the fully diluted common stock of the Company, as defined, at a nominal exercise price (less than $0.25 in the aggregate). The warrants were exercised in September 1996 which resulted in the issuance of 1,364,000 shares of the Company's Common Stock.

NOTE 8 - INITIAL PUBLIC OFFERING, STOCK SPLIT AND PREFERRED STOCK AUTHORIZATION

         The Company's initial public offering for the sale of 2,050,000 shares of its common stock became effective on September 26, 1996 and the net proceeds of approximately $19,065,000 (before deducting expenses of the offering paid by the Company) were received on October 2, 1996. A portion of the net proceeds was used to prepay subordinated debentures and repay other debt. (See Notes 3 and 4).

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