Form 10QSB
period 1997-03-31
INTELLIGROUP INC
filed 1997-05-14
CIK 1016439

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 1997
                           Commission File No. 0-20943
                               Intelligroup, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              New Jersey                                 11-2880025
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

517 Route One South, Iselin, New Jersey                     08830
(Address of Principal Executive Offices)                  (Zip Code)


                                 (908) 750-1600
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes: X                                No:
                      ---                                  ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1997:

          Class                                        Number of Shares
          -----                                        ----------------

Common Stock, $.01 par value                              10,750,267


                 Transitional Small Business Disclosure Format:

                       Yes:                        No:  X
                           -----                      -----

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                       Page
PART I.  FINANCIAL INFORMATION
           Item 1.  Consolidated Financial Statements...............................     1
                    Consolidated Balance Sheets
                    as of March 31, 1997 (unaudited)
                    and December 31, 1996 ..........................................     2
                    Consolidated Statements of Income
                    for the Three Months Ended
                    March 31, 1997 and 1996 (unaudited).............................     3
                    Consolidated Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 1997 and 1996 (unaudited).............................     4
                    Notes to Consolidated Financial Statements (unaudited)..........     5
           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................     7
PART II.  OTHER INFORMATION
           Item 1.  Legal Proceedings...............................................     13
           Item 5.  Other Information...............................................     13
           Item 6.  Exhibits and Reports on Form 8-K................................     14
SIGNATURES..........................................................................     15

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                          March 31,       December 31,
                                                                                            1997              1996
                                                                                        ------------      ------------
                                                                                        (unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                          $  5,330,000      $  7,479,000
     Accounts receivable, less allowance for doubtful accounts of  $523,000
         at March 31, 1997 and $546,000 at December 31, 1996                               6,891,000         8,538,000
     Unbilled services                                                                     6,029,000         2,916,000
     Deferred income taxes                                                                   331,000           331,000
     Other current assets                                                                    629,000           492,000
                                                                                        ------------      ------------

         Total current assets                                                             19,210,000        19,756,000

Property and equipment, less accumulated depreciation of $299,000
     at March 31, 1997 and $243,000 at December 31, 1996                                   2,272,000         1,281,000
Other assets                                                                                 374,000           225,000
                                                                                        ------------      ------------
                                                                                        $ 21,856,000      $ 21,262,000
                                                                                        ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $    653,000      $    406,000
     Accrued payroll and related taxes                                                     2,079,000         1,814,000
     Accrued expenses and other liabilities                                                  548,000         1,268,000
     Income taxes payable                                                                    504,000           535,000
     Current portion of obligations under capital leases                                      20,000            20,000
                                                                                        ------------      ------------
         Total current liabilities                                                         3,804,000         4,043,000
                                                                                        ------------      ------------

Obligations under capital leases, less current portion                                        53,000            57,000
                                                                                        ------------      ------------

Commitments and contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding               --                --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         10,735,600 shares issued and outstanding at March 31, 1997
         and December 31, 1996                                                               107,000           107,000
     Additional paid-in capital                                                           19,201,000        19,201,000
     Accumulated deficit                                                                  (1,309,000)       (2,146,000)
                                                                                        ------------      ------------
         Total shareholders' equity                                                       17,999,000        17,162,000
                                                                                        ------------      ------------
                                                                                        $ 21,856,000      $ 21,262,000
                                                                                        ============      ============


          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      -----------
Revenue                                           $ 15,738,000      $ 8,710,000
Cost of sales                                       11,336,000        6,423,000
                                                  ------------      -----------

         Gross profit                                4,402,000        2,287,000

Selling, general and administrative
     expenses                                        3,086,000        1,644,000
                                                  ------------      -----------

         Operating income                            1,316,000          643,000
                                                  ------------      -----------

Other expenses (income):
     Interest expense (income), net                    (79,000)           7,000
     Factor charges                                         --          308,000
                                                  ------------      -----------
                                                       (79,000)         315,000
                                                  ------------      -----------

Income before provision for income taxes             1,395,000          328,000

Provision for income taxes                             558,000          101,000
                                                  ------------      -----------


Net income                                        $    837,000      $   227,000
                                                  ============      ===========


Earnings per share:

         Net income per share                     $       0.08      $      0.02
                                                  ============      ===========


         Shares used in per share calculation       10,889,000       13,737,000
                                                  ============      ===========


          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                                 MARCH 31, 1996
                                   (UNAUDITED)

                                                                        March 31,      March 31,
                                                                          1997           1996
                                                                      -----------      ---------
Cash flows from operating activities:
     Net income                                                       $   837,000      $ 227,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                     56,000         24,000
         Provision for doubtful accounts                                       --        205,000
     Changes in assets and liabilities:
         Accounts receivable                                            1,647,000       (436,000)
         Unbilled services                                             (3,113,000)       134,000
         Other current assets                                            (137,000)       (28,000)
         Other assets                                                    (149,000)       (84,000)
         Cash overdraft                                                        --          8,000
         Accounts payable                                                 247,000       (436,000)
         Accrued payroll and related taxes                                265,000        199,000
         Income taxes payable                                             (31,000)       100,000
         Accrued expenses and other liabilities                          (720,000)       219,000
                                                                      -----------      ---------
             Net cash provided by (used in) operating activities       (1,098,000)       132,000
                                                                      -----------      ---------

Cash flows from investing activities:
     Purchase of property and equipment                                (1,047,000)       (27,000)
                                                                      -----------      ---------

Cash flows from financing activities:
     Loans from factors, net                                                   --       (289,000)
     Proceeds from lines of credit, net                                        --        198,000
     Principal payments under capital leases                               (4,000)        (6,000)
                                                                      -----------      ---------
             Net cash used in financing activities                         (4,000)       (97,000)
                                                                      -----------      ---------

             Net increase (decrease) in cash and cash equivalents      (2,149,000)         8,000

Cash and cash equivalents at beginning of period                        7,479,000         71,000
                                                                      -----------      ---------

Cash and cash equivalents at end of period                            $ 5,330,000      $  79,000
                                                                      ===========      =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                           $        --      $   7,000
                                                                      ===========      =========

     Cash paid for income taxes                                       $   586,000  $          --
                                                                      ===========      =========


          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         The consolidated financial statements and accompanying financial information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-KSB.

         Results for interim periods are not necessarily indicative of results for the entire year.


(2) EARNINGS PER SHARE

         Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period after giving retroactive effect to an 81,351.1111-for-1 stock split effected in July 1996. Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants issued by the Company during the twelve months immediately preceding the Company's initial public offering consummated in October 1996 have been included in computing net income per share as if they were outstanding for all periods prior to the Initial Public Offering using the treasury stock method.

         On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending March 31, 1997, there would have been no effect on earnings per share, on either the basic or diluted basis.

(3) LEGAL PROCEEDINGS

         The Company was being investigated by the Immigration and Naturalization Service (the "INS") and on April 2, 1997, the Company received two Notices of Intent to Fine from the INS in relation to violations by the Company of the Immigration Reform and Control Act of 1990. Specifically, the INS investigated whether the Company improperly employed certain foreign national individuals prior to their obtaining appropriate work authorization and failed to complete proper employment eligibility verification forms for all employees. The Company cooperated fully with the INS. Pursuant to settlement agreements signed April 28, 1997, fines totaling approximately $42,000 were assessed and paid by the Company. Such amounts were accrued as of December 31, 1996. The Company employs many foreign national individuals and has implemented procedures and controls which it believes will ensure full compliance with the Immigration Reform and Control Act of 1990 and related regulations. The Company now employs in-house counsel to oversee this function.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Company provides services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. Recently, however, the Company has bid on certain projects in which it, at the request of the potential clients, offered a fixed price for its services. The Company believes that as turnkey project management becomes a larger portion of its business, it will likely be required to offer fixed price projects to a greater degree. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto. There can be no assurance that the Company will be able to complete such projects within fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 1997 and the year ended December 31, 1996, the Company's ten largest customers accounted for approximately 67% and 66% of its revenue, respectively. During the three months ended March 31, 1997, two customers each accounted for more than 10% of revenue. During 1996, three customers each accounted for more than 10% of revenue. For the three months ended March 31, 1997 and the year ended December 31, 1996, 38% and 44% respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the three months ended March 31, 1997 and the year ended December 31, 1996, 69% and 74%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP.

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

         Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an affiliated operation in India, the ADC, and in 1995, established a sales office in California. In addition, from 1994 to date, the Company has incurred significant expenses to develop proprietary development tools and 4SIGHT, its proprietary accelerated implementation methodology. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 59 such personnel as of March 31, 1997 as compared to eight such personnel as of January 1, 1995.

         This Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors, (e) levels of market acceptance for the Company's services or (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase; (iv) the Company's ability to maintain an effective internal control structure; (v) the Company's limited operating history within its current line of business; (vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Implementation Partner and its status as a SAP National Logo Partner, pending partnership agreement negotiations; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) uncertainties resulting from pending litigation matters and from certain pending and potential administrative and regulatory immigration and tax law matters; and (xiii) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                 PERCENTAGE OF REVENUE
                                             -----------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                     1997        1996
                                                    -----       -----
Revenue .......................................     100.0%      100.0%
Cost of sales .................................      72.0        73.7
                                                    -----       -----
    Gross profit ..............................      28.0        26.3
Selling, general and administrative expenses ..      19.6        18.9
                                                    -----       -----
    Operating income ..........................       8.4         7.4
Factor fees / Interest expense (income) .......      (0.5)        3.6
                                                    -----       -----
Income before provision for income taxes ......       8.9         3.8
Provision for income taxes ....................       3.6         1.2
                                                    -----       -----
Net income ....................................       5.3%        2.6%
                                                    =====       =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenue. Revenue increased by 80.7%, or $7.0 million, from $8.7 million during the three months ended March 31, 1996 to $15.7 million during the three months ended March 31, 1997. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

         Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 76.5%, or $4.9 million, from $6.4 million during the three months ended March 31, 1996 to $11.3 million during the three months ended March 31, 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 92.5%, or $2.1 million, from $2.3 million during the three months ended March 31, 1996 to $4.4 million during the three months ended March 31, 1997. Gross profit margin increased from 26.3% of revenue during the three months ended March 31, 1996 to 28.0% of revenue during the three months ended March 31, 1997. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 87.7%, or $1.4 million, from $1.7 million during the three months ended March 31, 1996 to $3.1 million during the three months ended March 31, 1997, and increased as a percentage of revenue from 18.9% to 19.6% of revenue. The increase in such expenses in absolute dollars and as a percentage of revenue was due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company.

         Factor fees/Interest expense. Factor fees in the 1996 period were the charges incurred by the Company to finance its accounts receivable. On October 10, 1996, the Company repaid the factor with a portion of the proceeds from the Company's initial public offering, approximately $4.4 million, consisting of all amounts outstanding under the agreement with its factor and terminated its factor agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations primarily from cash flow generated from such operations, and to a lesser extent, from cash balances generated from the Company's initial public offering. In October 1996, the Company consummated its initial public offering of its common stock resulting in net proceeds to the Company of approximately $17.8 million. Cash used in operating activities was $1.1 million during the three months ended March 31, 1997, resulting primarily from the growth in unbilled services and the payment during the period of accrued expenses and other liabilities, offset in part by a decline in accounts receivable. Cash provided by operating activities for the three months ended March 31, 1996 was $132,000.

         The Company had working capital of $15.4 million at March 31, 1997 and $15.7 million at December 31, 1996.

         In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

         The Company invested $1.0 million and $27,000 in computer equipment and furniture during the three months ended March 31, 1997 and 1996, respectively. There are no material commitments for capital expenditures currently outstanding.

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

         In January 1997, the Company entered into a two-year credit agreement with PNC Bank, National Association (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million (at the Bank's prime rate plus 1/4 of 1% per annum) to finance the working capital needs of the Company and
(ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 3/4 of 1% per annum) to purchase equipment. The credit limit of the revolving line of credit is the lesser of $7.5 million or the Company's borrowing base. Such borrowing base is 70% of the net face amount of the Company's eligible accounts receivable at the time of any loan under the revolving line of credit. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. In April 1997, the Company reached an agreement with the Bank to change several terms of the agreement. Under the new terms, the borrowing base limitation was eliminated and the interest rate was reduced to the Bank's prime rate per annum on the revolving line of credit and to the Bank's prime rate plus 1/4 of 1% per annum on the equipment line of credit. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no greater than three to one.

         As of March 31, 1997, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

         The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company was being investigated by the Immigration and Naturalization Service (the "INS") and on April 2, 1997, the Company received two Notices of Intent to Fine from the INS in relation to violations by the Company of the Immigration Reform and Control Act of 1990. Specifically, the INS investigated whether the Company improperly employed certain foreign national individuals prior to their obtaining appropriate work authorization and failed to complete proper employment eligibility verification forms for all employees. The Company cooperated fully with the INS. Pursuant to settlement agreements signed April 28, 1997, fines totaling approximately $42,000 were assessed and paid by the Company. Such amounts were accrued as of December 31, 1996. The Company employs many foreign national individuals and has implemented procedures and controls which it believes will ensure full compliance with the Immigration Reform and Control Act of 1990 and related regulations. The Company now employs in-house counsel to oversee this function.

ITEM 5.  OTHER INFORMATION.

         In February 1997, Paul Coombs was promoted to Vice President - Business Solutions. Also in February 1997, the Company and Paul Coombs executed an amendment to Mr. Coombs' employment agreement to create an "at will" employment relationship.

         In February 1997, Anthony Knight was promoted to Vice President - Sales and Marketing.

         Concurrently with the signing of the above, the Company and each of Mr. Coombs and Mr. Knight executed indemnification agreements commensurate to those of the other officers of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                           10.1 Employment Agreement dated December 6, 1996 between the Company and Anthony Knight, as amended on February 18, 1997.

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


                                  Intelligroup, Inc.




DATE:    May 13, 1997             By:      /s/ Ashok Pandey
                                     ----------------------
                                  Ashok Pandey,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


DATE:    May 13, 1997             By:      /s/ Robert Olanoff
                                     ------------------------
                                  Robert Olanoff,
                                  Chief Financial Officer, Secretary
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)