Form 10QSB
period 1997-06-30
INTELLIGROUP INC
filed 1997-08-06
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                           Commission File No. 0-20943

                               Intelligroup, Inc.
             ------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                 11-2880025
  --------------------------------       ------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

517 Route One South, Iselin, New Jersey                                 08830
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (908) 750-1600
                          -----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes:   X                              No:
                -----                                -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1997:

                Class                                  Number of Shares
                -----                                  ----------------

     Common Stock, $.01 par value                         11,928,367

                 Transitional Small Business Disclosure Format:

                          Yes:            No:   X
                               -----          -----

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements........................    1

                 Consolidated Balance Sheets
                 as of June 30, 1997 (unaudited)
                 and December 31, 1996 ...................................    2

                 Consolidated Statements of Income
                 for the Three Months and Six Months Ended
                 June 30, 1997 and 1996 (unaudited).......................    3

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended
                 June 30, 1997 and 1996 (unaudited).......................    4

                 Notes to Consolidated Financial Statements (unaudited)...    5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............    7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................    14

         Item 2. Changes in Securities....................................    14

         Item 4. Submission of Matters to a Vote of Security Holders......    15

         Item 5. Other Information........................................    15

         Item 6. Exhibits and Reports on Form 8-K.........................    16

SIGNATURES................................................................    17

                         PART I.  FINANCIAL INFORMATION

                   Item 1.  Consolidated Financial Statements


                              INTELLIGROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                              June 30, 1997 and December 31, 1996

                                                                        June 30,      December 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (unaudited)

                  Assets
Current Assets:
  Cash and cash equivalents ......................................  $  2,638,000    $  7,479,000
  Accounts receivable, less allowance for doubtful accounts of
      $661,000 at June 30, 1997 and $546,000 at December 31, 1996.    11,747,000       8,538,000
  Unbilled services ..............................................     5,449,000       2,916,000
  Deferred income taxes ..........................................       331,000         331,000
  Subscriptions receivable .......................................     9,025,000              --
  Other current assets ...........................................       646,000         492,000
                                                                    ------------    ------------

      Total current assets .......................................    29,836,000      19,756,000

Property and equipment, less accumulated depreciation of $425,000
  at June 30, 1997 and $243,000 at December 31, 1996 .............     2,661,000       1,281,000
Other assets .....................................................       261,000         225,000
                                                                    ------------    ------------
                                                                    $ 32,758,000    $ 21,262,000
                                                                    ============    ============

               Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable ...............................................  $    887,000    $    406,000
  Accrued payroll and related taxes ..............................     2,563,000       1,814,000
  Accrued expenses and other liabilities .........................     1,181,000       1,268,000
  Income taxes payable ...........................................          --           535,000
  Current portion of obligations under capital leases ............        20,000          20,000
                                                                    ------------    ------------
      Total current liabilities ..................................     4,651,000       4,043,000
                                                                    ------------    ------------

Obligations under capital leases, less current portion ...........        53,000          57,000
                                                                    ------------    ------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding............................................             --              --
  Common stock, $.01 par value, 25,000,000 shares authorized;
      11,778,367 and 10,735,600 shares issued and outstanding
      at June 30, 1997 and December 31, 1996, respectively .......        118,000         107,000
  Additional paid-in capital .....................................     28,078,000      19,201,000
  Accumulated deficit ............................................       (142,000)     (2,146,000)
                                                                    -------------   -------------
      Total shareholders' equity                                       28,054,000      17,162,000
                                                                    -------------   -------------
                                                                    $  32,758,000   $  21,262,000
                                                                    =============   =============


                  See accompanying notes to consolidated financial statements.



                                     INTELLIGROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF INCOME
                       For the Three Months and Six Months Ended June 30, 1997 and 1996
                                                 (unaudited)

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------

Revenue .....................................   $ 19,155,000    $ 10,916,000    $ 34,893,000    $ 19,626,000
Cost of sales ...............................     12,956,000       7,723,000      24,292,000      14,146,000
                                                ------------    ------------    ------------    ------------

         Gross profit .......................      6,199,000       3,193,000      10,601,000       5,480,000

Selling, general and administrative
     expenses ...............................      4,389,000       2,421,000       7,474,000       4,065,000
                                                ------------    ------------    ------------    ------------

         Operating income ...................      1,810,000         772,000       3,127,000       1,415,000
                                                ------------    ------------    ------------    ------------

Other expenses (income):
     Interest expense (income), net .........        (44,000)        122,000        (122,000)        129,000
     Factor charges .........................             --         265,000              --         573,000
                                                ------------    ------------    ------------    ------------
                                                     (44,000)        387,000        (122,000)        702,000
                                                ------------    ------------    ------------    ------------

Income before provision for income taxes ....      1,854,000         385,000       3,249,000         713,000

Provision for income taxes ..................        686,000         117,000       1,245,000         218,000
                                                ------------    ------------    ------------    ------------


Net income ..................................   $  1,168,000    $    268,000    $  2,004,000    $    495,000
                                                ============    ============    ============    ============


Earnings per share:

         Net income per share ...............   $       0.11    $       0.02    $       0.18    $        0.04
                                                ============    ============    ============    =============


         Shares used in per share calculation     10,884,000      11,913,000      10,859,000      11,913,000
                                                ============    ============    ============    ============


                         See accompanying notes to consolidated financial statements.



                              INTELLIGROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Six Months Ended June 30, 1997 and
                                         June 30, 1996
                                          (unaudited)

                                                                   June 30,       June 30,
                                                                     1997           1996
                                                                 -----------    -------------

Cash flows from operating activities:
   Net income .................................................  $ 2,004,000    $     495,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization ............................      182,000          76,000
     Provision for doubtful accounts ..........................       75,000         440,000
   Changes in assets and liabilities:
     Restricted cash deposited in escrow ......................           --         100,000
     Accounts receivable ......................................   (3,284,000)     (1,455,000)
     Unbilled services ........................................   (2,533,000)     (1,624,000)
     Other current assets .....................................     (154,000)        (78,000)
     Other assets .............................................     (217,000)       (530,000)
     Cash overdraft ...........................................           --         (83,000)
     Accounts payable .........................................      481,000         (82,000)
     Accrued payroll and related taxes ........................      749,000        (360,000)
     Income taxes payable .....................................     (535,000)        218,000
     Accrued expenses and other liabilities ...................     (385,000)        227,000
     Interest payable .........................................           --         105,000
                                                                 -----------    ------------
         Net cash used in operating activities ................   (3,617,000)     (2,551,000)
                                                                 -----------    ------------

Cash flows from investing activities:
   Purchase of property and equipment .........................   (1,562,000)       (230,000)
                                                                 -----------    ------------

Cash flows from financing activities:
   Proceeds from subordinated debt and warrants ...............           --       6,000,000
   Repurchase of common stock .................................           --      (1,500,000)
   Proceeds from the exercise of stock options ................      342,000              --
   Repayments to factor, net ..................................           --      (1,521,000)
   Repayments of lines of credit, net .........................           --          (5,000)
   Principal payments under capital leases ....................       (4,000)        (14,000)
                                                                 -----------    ------------
         Net cash provided by financing activities ............      338,000       2,960,000
                                                                 -----------    ------------

         Net increase (decrease) in cash and cash equivalents..   (4,841,000)        179,000

Cash and cash equivalents at beginning of period ..............    7,479,000          71,000
                                                                 -----------    ------------

Cash and cash equivalents at end of period ....................  $ 2,638,000    $    250,000
                                                                 ===========    ============

Supplemental disclosures of cash flow information:
   Cash paid for interest .....................................  $        --    $     10,000
                                                                 ===========    ============

   Cash paid for income taxes .................................  $ 1,780,000    $         --
                                                                 ===========    ============
Noncash transactions:
   Subscriptions receivable ...................................  $ 9,025,000    $         --
                                                                 ===========    ============


                 See accompanying notes to consolidated financial statements.



                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation

     The consolidated financial statements and accompanying financial information as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-KSB.

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

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending June 30, 1997, there would have been no effect on earnings per share, on either the basic or diluted basis, except basic earnings per share would have been $0.19 for the six months ended June 30, 1997.

(3) Follow-On Public Offering

     On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares were issued and sold by the Company at a price of $9.50 per share to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses, were approximately $10.1 million. As the effective date of the Offering was June 27, 1997, and the proceeds from the 1,000,000 shares of Common Stock issued and sold by the Company were received on July 2, 1997, the Company has recorded subscriptions receivable of approximately $9.0 million as of June 30, 1997. The balance of $1.1 million in net proceeds was collected on July 15, 1997, upon the closing of the exercise of the underwriter's overallotment option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. The Company's current contract with SAP expires on December 31, 1997 and provides for an automatic one-year renewal period unless either party provides at least six weeks prior written notice of its intention not to renew. This agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. Also, in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. The Company recently expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft.

     The Company generates revenue from professional services rendered to customers. Revenue is recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. The Company provides its services directly to end-user organizations or as a member of a consulting team assembled by another information technology consulting firm to Fortune 1000 and other large and mid-sized companies. The Company generally bills its customers semi-monthly for the services provided by its consultants at contracted rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company recently has bid on certain projects in which it, at the request of the potential clients, offered a fixed price for its services, however, none of these projects are significant. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will likely be required to offer fixed price projects to a greater degree. The Company has had limited prior experience in pricing and performing under fixed price arrangements. There can be no assurance that the Company will be able to complete such projects within fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 1997 and the year ended December 31, 1996, the Company's ten largest customers accounted for approximately 63% and 66% of its revenue, respectively. During the six months ended June 30, 1997, two customers each accounted for more than 10% of revenue. During 1996, three customers each accounted for more than 10% of revenue. For the six months ended June 30, 1997 and the year ended December 31, 1996, 35% and 44% respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the six months ended June 30, 1997 and the year ended December 31, 1996, 71% and 74%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the six months ended June 30, 1997, approximately 28% of the Company's revenue was derived from engagements at which the Company had project management responsibilities, compared to 16% during the year ended December 31, 1996.

     The Company's most significant cost is project  personnel  expenses,  which consists of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company intends to accelerate a shift to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with both new and existing customers. The Company's inability to accelerate a shift to higher-margin turnkey management assignments and more complex projects may adversely impact the Company's future growth. Although the Company expects that it will utilize its proprietary implementation methodology in an increasing number of projects, there can be no assurance that the Company will be engaged to do so.

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an affiliated operation in India, the Advanced Development Center (the "ADC"), and in 1995, established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and 4SIGHT and 4SIGHT Plus, its proprietary accelerated implementation methodology and toolset. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 71 such personnel as of June 30, 1997 as compared to 41 such personnel as of June 30, 1996.

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors, (e) levels of market acceptance for the Company's services or (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees,
(c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase; (iv) the Company's ability to maintain an effective internal control structure; (v) the Company's limited operating history within its current line of business; (vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Logo Partner; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) the progress the Company may have at continuing to diversify its offerings, including growth in its Oracle and PeopleSoft services; and (xiii) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:


                                                                    Percentage of Revenue

                                                --------------------------------------------------------
                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                  1997           1996            1997           1996
                                                  ----           ----            ----           ----
Revenue ....................................     100.0%         100.0%          100.0%         100.0%
Cost of sales ..............................      67.6           70.7            69.6           72.1
                                                 -----          -----           -----          -----
    Gross profit ...........................      32.4           29.3            30.4           27.9
Selling, general and administrative expenses      22.9           22.2            21.4           20.7
                                                 -----          -----           -----          -----
    Operating income .......................       9.5            7.1             9.0            7.2
Factor fees / Interest expense (income) ....      (0.2)           3.5            (0.3)           3.6
                                                 -----          -----           -----          -----
Income before provision for income taxes ...       9.7            3.6             9.3            3.6
Provision for income taxes .................       3.6            1.1             3.6            1.1
                                                 -----          -----           -----          -----
Net income .................................       6.1%           2.5%            5.7%           2.5%
                                                 =====          =====           =====          =====


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Revenue. Revenue increased by 75.5%, or $8.3 million, from $10.9 million during the three months ended June 30, 1996 to $19.2 million during the three months ended June 30, 1997. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 67.8%, or $5.3 million, from $7.7 million during the three months ended June 30, 1996 to $13.0 million during the three months ended June 30, 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 94.1%, or $3.0 million, from $3.2 million during the three months ended June 30, 1996 to $6.2 million during the three months ended June 30, 1997. Gross profit margin increased from 29.3% of revenue during the three months ended June 30, 1996 to 32.4% of revenue during the three months ended June 30, 1997. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 81.3%, or $2.0 million, from $2.4 million during the three months ended June 30, 1996 to $4.4 million during the three months ended June 30, 1997, and increased as a percentage of revenue from 22.2% to 22.9% of revenue. The increase in such expenses was due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses. These expenses were incurred to support the continued revenue growth of the Company.

     Factor fees/Interest expense (income), net. Factor fees in the 1996 period were the charges incurred by the Company to finance its accounts receivable. On October 10, 1996, the Company repaid the factor with a portion of the proceeds from the Company's initial public offering, approximately $4.4 million, consisting of all amounts outstanding under the agreement with its factor and terminated its factor agreement.

     Provision for income taxes. The Company's effective income tax rate was 37% and 30.4% for the three months ended June 30, 1997 and 1996, respectively. Such tax rates were favorably impacted in 1997 by the Company's Indian affiliate where the Company is not obligated to pay tax for the next five years and plans to permanently reinvest such funds and a reduction of the Company's valuation allowance in 1997 and 1996.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenue. Revenue increased by 77.8%, or $15.3 million, from $19.6 million during the six months ended June 30, 1996 to $34.9 million during the six months ended June 30, 1997. This increase was attributable primarily to increased demand for the Company's SAP-related consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales increased by 71.7%, or $10.2 million, from $14.1 million during the six months ended June 30, 1996 to $24.3 million during the six months ended June 30, 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 93.4%, or $5.1 million, from $5.5 million during the six months ended June 30, 1996 to $10.6 million during the six months ended June 30, 1997. Gross profit margin increased from 27.9% of revenue during the six months ended June 30, 1996 to 30.4% of revenue during the six months ended June 30, 1997. The increase in such gross profit margin was attributable primarily to the fact that revenue increased at a faster rate than cost of sales which resulted from a combination of improved billing margins and greater consultant utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 83.9%, or $3.4 million, from $4.1 million during the six months ended June 30, 1996 to $7.5 million during the six months ended June 30, 1997, and increased as a percentage of revenue from 20.7% to 21.4% of revenue. The increase in such expenses was due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company.

     Factor fees/Interest expense (income), net. Factor fees in the 1996 period were the charges incurred by the Company to finance its accounts receivable. On October 10, 1996, the Company repaid the factor with a portion of the proceeds from the Company's initial public offering, approximately $4.4 million, consisting of all amounts outstanding under the agreement with its factor and terminated its factor agreement.

     Provision for income taxes. The Company's effective income tax rate was 38.3% and 30.6% for the six months ended June 30, 1997 and 1996 respectively. Such tax rates were favorably impacted in 1997 by the Company's Indian affiliate where the Company is not obligated to pay tax for the next five years and plans to permanently reinvest such funds and a reduction of the Company's valuation allowance in 1997 and 1996.


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


Liquidity and Capital Resources

     The Company funds its operations primarily from cash flow generated from operations, and to a lesser extent, from cash balances generated from the Company's initial and follow-on public offerings. In October 1996, the Company consummated its initial public offering of its common stock resulting in net proceeds to the Company of approximately $17.8 million. On July 2, 1997, the Company received the proceeds from a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at a price of $9.50 per share were issued to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $10.1 million. Of this amount, approximately $9.0 million constituted subscriptions receivable at June 30, 1997. Such subscriptions receivable were collected on July 2, 1997. The balance was collected on July 15, 1997 upon the closing of the exercise of the underwriter's overallotment option.

     Cash used in operating activities was $3.6 million during the six months ended June 30, 1997, resulting primarily from the growth in accounts receivable and unbilled services and the payment during the period of income taxes. Cash used in operating activities for the six months ended June 30, 1996 was $2.6 million.

     The Company had working capital of $25.2 million at June 30, 1997 and $15.7 million at December 31, 1996.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     The Company invested $1.6 million and $230,000 in computer equipment and furniture during the six months ended June 30, 1997 and 1996, respectively. There are no material commitments for capital expenditures currently outstanding.

     In January 1997, the Company entered into a two-year credit agreement with PNC Bank, National Association (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million (at the Bank's prime rate plus 1/4 of 1% per annum) to finance the working capital needs of the Company and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 3/4 of 1% per annum) to purchase equipment. The credit limit of the revolving line of credit is the lesser of $7.5 million or the Company's borrowing base. Such borrowing base is 70% of the net face amount of the Company's eligible accounts receivable at the time of any loan under the revolving line of credit. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. In June 1997, the Company and the Bank entered into a letter agreement, to modify several terms of the credit facility, subject to the execution of a definitive modification agreement. Under the new terms, the borrowing base limitation will be eliminated and the interest rate will be reduced to, at the Company's option, either the Bank's prime rate per annum or the EuroRate plus 2% on the revolving line of credit and to the Bank's prime rate plus 0.25% on the equipment line of credit. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one. The Bank also agreed to release the collateral securing the revolving line of credit if the Company meets certain financial criteria at December 31, 1997. Although the Company has no reason to believe that the definitive modification agreement with the Bank reflecting these terms will not be executed, there can be no assurance that such agreement will be executed in the near term, if at all.

     As of June 30, 1997, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least June 30, 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company was being investigated by the Immigration and Naturalization Service (the "INS") and on April 2, 1997, the Company received two Notices of Intent to Fine from the INS in relation to violations by the Company of the Immigration Reform and Control Act of 1990. Specifically, the INS investigated whether the Company improperly employed certain foreign national individuals prior to their obtaining appropriate work authorization and failed to complete proper employment eligibility verification forms for all employees. The Company cooperated fully with the INS. Pursuant to settlement agreements signed April 28, 1997, fines totaling approximately $42,000 were assessed by the INS and paid by the Company. Such amounts were accrued as of December 31, 1996. The Company employs many foreign national individuals and has implemented procedures and controls which it believes will ensure full compliance with the Immigration Reform and Control Act of 1990 and related regulations. The Company now employs in-house counsel to oversee this function.


Item 2. Changes in Securities.

     The following information relates to all securities of the Company sold by the Company within the quarter ended June 30, 1997 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of grant, issuance and/or sale:

          The Company has issued shares of its Common Stock to employees of the Company pursuant to the exercise of stock options that were granted under the 1996 Stock Plan and which, at the time of exercise of such options and issuance of the Common Stock, had not been registered under the Securities Act. On April 16, 1997, the Company sold to Ms. Eileen Clark 100 shares of its Common Stock, on May 1, 1997, the Company sold to Mr. Uma Pandey 14,667 shares of its Common Stock and, on June 3, 1997, the Company sold to Mr. Paul Coombs 28,000 shares of its Common Stock, each such sale being made pursuant to the exercise of stock options that were issued to each of Ms. Clark and Messrs. Pandey and Coombs on July 12, 1996 at an exercise price of $8.00 per share.

     No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company claims that the issuance and sale of all of the foregoing securities were exempt from registration under
Section 4(2) of the Securities Act as transactions not involving any public offering. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.

     Subsequent to the end of the quarter, on July 22, 1997, the Company filed a Registration Statement on Form S-8 to register an aggregate of 1,547,333 shares of Common Stock issuable upon the exercise of stock options granted, or to be granted, under the Company's 1996 Stock Plan and 1996 Non-Employee Director Stock Option Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 12, 1997.

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 9,961,112 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Common Stock Nominees                For                 Withheld
---------------------                ---                 --------

Ashok Pandey                  9,938,712 Shares         22,400 Shares
Rajkumar Koneru               9,938,712 Shares         22,400 Shares
Nagarjun Valluripalli         9,938,712 Shares         22,400 Shares
Klaus P. Besier               9,938,712 Shares         22,400 Shares
David A. Finley               9,938,712 Shares         22,400 Shares
Kevin P. Mohan                9,938,712 Shares         22,400 Shares
Thomas S. Roberts             9,938,712 Shares         22,400 Shares


     In addition, a vote of the shareholders was taken at the meeting on the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. Of the shares present at the meeting in person or by proxy, 9,958,612 shares of Common Stock were voted in favor of such proposal, 2,300 shares of Common Stock were voted against such proposal and 200 shares of Common Stock abstained from voting.


Item 5. Other Information.


Follow-on Public Offering

     On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares were issued and sold by the Company at a price of $9.50 per share to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $10.1 million. As the effective date of the Offering was June 27, 1997, and the proceeds from the 1,000,000 shares of Common Stock issued and sold by the Company were received on July 2, 1997, the Company has recorded subscriptions receivable of approximately $9.0 million as of June 30, 1997. The balance of $1.1 million in net proceeds was collected on July 15, 1997, upon the closing of the exercise of the underwriter's overallotment option.

     The Company intends to utilize the net proceeds of this Offering for general corporate purposes, including working capital and possible acquisitions.

New Offices

     During the quarter ended June 30, 1997, the Company opened sales and operations offices in Atlanta, Boston, and Dallas.


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


                                       Intelligroup, Inc.




DATE:  August 6, 1997            By: /s/ Ashok Pandey
                                        ----------------------
                                    Ashok Pandey,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


DATE:  August 6, 1997            By: /s/ Robert Olanoff
                                        -----------------------
                                    Robert Olanoff,
                                    Chief Financial Officer, Secretary
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)