Form 10QSB
period 1997-09-30
INTELLIGROUP INC
filed 1997-11-12
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-20943

                               Intelligroup, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                    11-2880025
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

517 Route One South, Iselin, New Jersey                                   08830
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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

              Yes:  X                               No:
                   ---                                  ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1997:

          Class                                        Number of Shares
          -----                                        ----------------

Common Stock, $.01 par value                              11,976,983

                 Transitional Small Business Disclosure Format:

              Yes:                                  No:  X
                   ---                                  ---

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements.......................    1

               Consolidated Balance Sheets
               as of September 30, 1997 (unaudited)
               and December 31, 1996 ..................................    2

               Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               September 30, 1997 and 1996 (unaudited).................    3

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 1997 and 1996 (unaudited).................    4

               Notes to Consolidated Financial Statements (unaudited)..    5

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    7

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings.......................................   14

       Item 5. Other Information.......................................   15

       Item 6. Exhibits and Reports on Form 8-K........................   16

SIGNATURES.............................................................   17

                          PART I. FINANCIAL INFORMATION

                    Item 1.  Consolidated Financial Statements



                                          INTELLIGROUP, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                        September 30, 1997 and December 31, 1996

                                                                                         September 30,    December 31,
                                                                                            1997            1996
                                                                                         ------------     ------------
                                                                                         (unaudited)
                                  Assets

Current Assets:
        Cash and cash equivalents ....................................................   $ 11,176,000   $  7,479,000
        Accounts receivable, less allowance for doubtful accounts of $886,000
               at September 30, 1997 and $546,000 at December 31, 1996 ...............     14,186,000      8,538,000
        Unbilled services ............................................................      8,027,000      2,916,000
        Deferred income taxes ........................................................        331,000        331,000
        Other current assets .........................................................        591,000        492,000
                                                                                         ------------   ------------

               Total current assets ..................................................     34,311,000     19,756,000

Property and equipment, less accumulated depreciation of $530,000
        at September 30, 1997 and $243,000 at December 31, 1996 ......................      3,062,000      1,281,000
Other assets .........................................................................        293,000        225,000
                                                                                         ------------   ------------
                                                                                         $ 37,666,000   $ 21,262,000
                                                                                         ============   ============

                                        Liabilities and Shareholders' Equity

Current Liabilities:
        Accounts payable .............................................................   $  1,613,000   $    406,000
        Accrued payroll and related taxes ............................................      2,596,000      1,814,000
        Accrued expenses and other liabilities .......................................      1,107,000      1,268,000
        Income taxes payable .........................................................        909,000        535,000
        Current portion of obligations under capital leases ..........................         20,000         20,000
                                                                                         ------------   ------------
               Total current liabilities .............................................      6,245,000      4,043,000
                                                                                         ------------   ------------

Obligations under capital leases, less current portion ...............................         51,000         57,000
                                                                                         ------------   ------------

Commitments and contingencies

Shareholders' Equity
        Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding           --             --
        Common stock, $.01 par value, 25,000,000 shares authorized;
               11,976,983 and 10,735,600 shares issued and outstanding
               at September 30, 1997 and December 31, 1996, respectively .............        120,000        107,000
        Additional paid-in capital ...................................................     29,809,000     19,201,000
        Retained earnings (deficit) ..................................................      1,441,000     (2,146,000)
                                                                                         ------------   ------------
               Total shareholders' equity ............................................     31,370,000     17,162,000
                                                                                         ------------   ------------
                                                                                         $ 37,666,000   $ 21,262,000
                                                                                         ============   ============



                              See accompanying notes to consolidated financial statements.


                                                         - 2 -


                                      INTELLIGROUP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                    For the Three Months and Nine Months Ended September 30, 1997 and 1996
                                                  (unaudited)

                                             Three Months Ended September 30, Nine Months Ended September 30,
                                             -------------------------------- -------------------------------
                                                  1997            1996            1997            1996
                                              ------------    ------------    ------------    ------------

Revenue ....................................  $ 21,903,000    $ 13,845,000    $ 56,797,000    $ 33,471,000
Cost of sales ..............................    14,338,000       9,825,000      38,631,000      23,972,000
                                              ------------    ------------    ------------    ------------

            Gross profit ...................     7,565,000       4,020,000      18,166,000       9,499,000

Selling, general and administrative
      expenses .............................     5,197,000       2,831,000      12,670,000       6,896,000
                                              ------------    ------------    ------------    ------------

            Operating income ...............     2,368,000       1,189,000       5,496,000       2,603,000
                                              ------------    ------------    ------------    ------------

Other expenses (income):
      Interest expense (income), net .......      (143,000)        181,000        (266,000)        310,000
      Factor charges .......................          --           381,000            --           954,000
                                              ------------    ------------    ------------    ------------
                                                  (143,000)        562,000        (266,000)      1,264,000
                                              ------------    ------------    ------------    ------------

Income before provision for income taxes ...     2,511,000         627,000       5,762,000       1,339,000

Provision for income taxes .................       930,000         193,000       2,175,000         410,000
                                              ------------    ------------    ------------    ------------

Income before extraordinary charge .........     1,581,000         434,000       3,587,000         929,000

Extraordinary charge-loss on early
      extinguishment of debt, net of
      income tax benefit of $410,000 .......          --        (1,034,000)           --        (1,034,000)
                                              ------------    ------------    ------------    ------------

Net income (loss) ..........................  $  1,581,000    $   (600,000)   $  3,587,000    $   (105,000)
                                              ============    ============    ============    ============

Earnings (loss) per share:
      Income before extraordinary charge ...  $       0.13    $       0.05    $       0.31    $       0.09
      Extraordinary charge, net of
            income tax benefit .............          --             (0.12)           --             (0.10)
                                              ------------    ------------    ------------    ------------

      Net income (loss) per share ..........  $       0.13    $      (0.07)   $       0.31    $      (0.01)
                                              ============    ============    ============    ============

      Shares used in per share calculation .    12,327,000       8,877,000      11,555,000      10,825,000
                                              ============    ============    ============    ============




                         See accompanying notes to consolidated financial statements.

                                    INTELLIGROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Nine Months Ended September 30, 1997 and
                                            September 30, 1996
                                                (unaudited)

                                                                            September 30,   September 30,
                                                                                1997            1996
                                                                            -------------   -------------

Cash flows from operating activities:
     Net income (loss) ..................................................  $  3,587,000    $   (105,000)
     Adjustments to reconcile net income (loss)  to net cash
         used in operating activities:
         Depreciation and amortization ..................................       287,000         160,000
         Provision for doubtful accounts ................................       340,000         515,000
         Extraordinary charge ...........................................          --         1,444,000
     Changes in assets and liabilities:
         Restricted cash deposited in escrow ............................          --           100,000
         Accounts receivable ............................................    (5,988,000)     (5,347,000)
         Unbilled services ..............................................    (5,111,000)     (1,890,000)
         Other current assets ...........................................       (99,000)       (148,000)
         Other assets ...................................................       (68,000)       (179,000)
         Cash overdraft .................................................          --         1,003,000
         Accounts payable ...............................................     1,207,000         391,000
         Accrued payroll and related taxes ..............................       782,000        (694,000)
         Income taxes payable ...........................................       374,000            --
         Accrued expenses and other liabilities .........................      (161,000)         29,000
                                                                           ------------    ------------
             Net cash used in operating activities ......................    (4,850,000)     (4,721,000)
                                                                           ------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment .................................    (2,068,000)       (524,000)
                                                                           ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs ......     9,900,000            --
     Proceeds from subordinated debt and warrants, net of issuance costs.          --         5,888,000
     Repurchase of common stock .........................................          --        (1,500,000)
     Proceeds from the exercise of stock options ........................       721,000            --
     Loans from factor, net .............................................          --           976,000
     Repayments of lines of credit, net .................................          --            (5,000)
     Principal payments under capital leases ............................        (6,000)        (16,000)
                                                                           ------------    ------------
             Net cash provided by financing activities ..................    10,615,000       5,343,000
                                                                           ------------    ------------

             Net increase  in cash and cash equivalents .................     3,697,000          98,000

Cash and cash equivalents at beginning of period ........................     7,479,000          71,000
                                                                           ------------    ------------

Cash and cash equivalents at end of period ..............................  $ 11,176,000    $    169,000
                                                                           ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest .............................................  $       --      $     15,000
                                                                           ============    ============

     Cash paid for income taxes .........................................  $       --      $       --
                                                                           ============    ============
Noncash transactions:
     Subscriptions receivable ...........................................  $       --      $ 19,065,000
                                                                           ============    ============



                       See accompanying notes to consolidated financial statements.


                                                   - 4 -

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) BASIS OF PRESENTATION
-------------------------

     The consolidated financial statements and accompanying financial information as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-KSB.

     Results for interim periods are not necessarily indicative of results for the entire year.


(2) EARNINGS PER SHARE
----------------------

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period after giving retroactive effect to an 81,351.1111-for-1 stock split effected in July 1996. Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants issued by the Company during the twelve months immediately preceding the Company's initial public offering consummated in October 1996 have been included in computing net income (loss) per share as if they were outstanding for all periods prior to the initial public offering using the treasury stock method.

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending September 30, 1997, there would have been no effect on earnings per share, on either the basic or diluted basis, except basic earnings per share would have been $0.32 for the nine months ended September 30, 1997.

(3) FOLLOW-ON PUBLIC OFFERING
-----------------------------

     On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at a price to the public of $9.50 per share were issued and sold by the Company to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9.9 million.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.


OVERVIEW
--------

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions (ERP), systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. The Company's current contract with SAP expires on December 31, 1997 and provides for an automatic one-year renewal period unless either party provides at least six weeks prior written notice of its intention not to renew. This agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved AcceleratedSAP Partner Status with SAP by meeting certain performance criteria established by SAP. Also, in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. The Company recently expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft. In September 1997, the Company was awarded an international consulting partnership status by Baan.

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

     The Company recently has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services, however, none of these projects are currently material to the Company's business, financial condition and results of operations. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will likely be required to offer fixed price projects to a greater degree. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto. There can be no assurance that the Company will be able to complete such projects within fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 1997 and the year ended December 31, 1996, the Company's ten largest customers accounted for approximately 62% and 66% of its revenue, respectively. During the nine months ended September 30, 1997, two customers each accounted for more than 10% of revenue. During 1996, two customers each accounted for more than 10% of revenue. For the nine months ended September 30, 1997 and the year ended December 31, 1996, 38% and 44% respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the nine months ended September 30, 1997 and the year ended December 31, 1996, 69% and 74%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the nine months ended September 30, 1997, approximately 31% of the Company's revenue was derived from engagements at which the Company had project management responsibilities, compared to 16% during the year ended December 31, 1996.

     The Company's most significant cost is project personnel expenses, which consists of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company has been shifting to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with both new and existing customers. The Company's inability to continue towards a shift to higher-margin turnkey management assignments and more complex projects may adversely impact the Company's future growth. Although the Company expects that it will continue to utilize its proprietary implementation methodology in an increasing number of projects, there can be no assurance that the Company will continue to be engaged to do so.

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an affiliated operation in India, the Advanced Development Center (the "ADC"), and in 1995, established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and 4SIGHT and 4SIGHT Plus, its proprietary accelerated implementation methodology and toolset. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 93 such personnel as of September 30, 1997 as compared to 41 such personnel as of September 30, 1996. Most recently, during the quarter ended June 30, 1997, the Company opened sales and operations offices and sales offices in Atlanta, Boston, and Dallas. In addition to the Advanced Development Center in India, the Company also has offices in New Zealand and the United Kingdom. The Company is reviewing the adequacy of its leased facilities in light of its expanded staff and expects to increase the size of its leased facilities.

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (e) levels of market acceptance for the Company's services, (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase;
(iv) the Company's ability to maintain an effective  internal control structure;
(v) the Company's limited operating history within its current line of business;
(vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Logo Partner; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) the progress the Company may have at continuing to diversify its offerings, including growth in its Oracle, Baan and PeopleSoft services; and
(xiii) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                  Percentage of Revenue

                                    --------------------------------------------------
                                       Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                    -----------------------   -------------------------

                                        1997       1996         1997        1996
                                        ----       ----         ----        ----
Revenue............................     100.0%     100.0%       100.0%      100.0%
Cost of sales......................      65.5       71.0         68.0        71.6
                                        -----      -----        -----       -----
   Gross profit....................      34.5       29.0         32.0        28.4
Selling, general and
administrative expenses............      23.7       20.4         22.3        20.6
                                        -----      -----        -----       -----
   Operating income................      10.8        8.6          9.7         7.8
Factor fees / Interest expense
(income)...........................      (0.7)       4.1         (0.4)        3.8
                                        -----      -----        -----       -----
Income before provision for income
   taxes
  and extraordinary charge.........      11.5        4.5        10.1          4.0
Provision for income taxes.........       4.3        1.4         3.8          1.2
                                        -----      -----       -----        -----
Income before extraordinary charge.       7.2         3.1        6.3          2.8
Extraordinary charge, net of
income tax benefit.................        --        (7.4)        --         (3.1)
                                        -----      ------       -----       -----
Net income (loss)..................       7.2%       (4.3)%      6.3%        (0.3)%
                                        =====       =====       =====       =====



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Revenue increased by 58.2%, or $8.1 million, from $13.8 million during the three months ended September 30, 1996 to $21.9 million during the three months ended September 30, 1997. This increase was attributable primarily to increased demand for the Company's implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration, custom software development services and training services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 45.9%, or $4.5 million, from $9.8 million during the three months ended September 30, 1996 to $14.3 million during the three months ended September 30, 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 88.2%, or $3.6 million, from $4.0 million during the three months ended September 30, 1996 to $7.6 million during the three months ended September 30, 1997. Gross profit margin increased from 29.0% of revenue during the three months ended September 30, 1996 to 34.5% of revenue during the three months ended September 30, 1997. The increase in such gross profit margin was attributable to the increase in implementation services projects, including certain performance incentives earned by the Company, and a combination of improved billing margins and greater consultant utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 83.6%, or $2.4 million, from $2.8 million during the three months ended September 30, 1996 to $5.2 million during the three months ended September 30, 1997, and increased as a percentage of revenue from 20.4% to 23.7%. Such expenses were increased to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services, incentive compensation, and an increase in the provision for doubtful accounts.

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

     Provision for income taxes. The Company's effective income tax rate was 37% and 30.8% for the three months ended September 30, 1997 and 1996, respectively. Such tax rates were favorably impacted in 1997 by the Company's Indian affiliate where the Company is not obligated to pay tax for the next five years and plans to permanently reinvest such funds and a reduction of the Company's valuation allowance in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Revenue increased by 69.7%, or $23.3 million, from $33.5 million during the nine months ended September 30, 1996 to $56.8 million during the nine months ended September 30, 1997. This increase was attributable primarily to increased demand for the Company's implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales increased by 61.1%, or $14.7 million, from $24.0 million during the nine months ended September 30, 1996 to $38.6 million during the nine months ended September 30, 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 91.2%, or $8.7 million, from $9.5 million during the nine months ended September 30, 1996 to $18.2 million during the nine months ended September 30, 1997. Gross profit margin increased from 28.4% of revenue during the nine months ended September 30, 1996 to 32.0% of revenue during the nine months ended September 30, 1997. The increase in such gross profit margin was attributable to the increase in implementation services projects and a combination of improved billing margins and greater consultant utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 83.7%, or $5.8 million, from $6.9 million during the nine months ended September 30, 1996 to $12.7 million during the nine months ended September 30, 1997, and increased as a percentage of revenue from 20.6% to 22.3%. Such expenses were increased to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services, incentive compensation, and an increase in the provision for doubtful accounts.

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

     Provision for income taxes. The Company's effective income tax rate was 37.8% and 30.6% for the nine months ended September 30, 1997 and 1996 respectively. Such tax rates were favorably impacted in 1997 by the Company's Indian affiliate where the Company is not obligated to pay tax for the next five years and plans to permanently reinvest such funds and a reduction of the Company's valuation allowance in 1997 and 1996.


BACKLOG
-------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company funds its operations primarily from cash flow generated from operations, and to a lesser extent, from cash balances generated from the Company's initial and follow-on public offerings. In October 1996, the Company consummated its initial public offering of its common stock resulting in net proceeds to the Company of approximately $17.8 million. On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at a price to the public of $9.50 per share were issued to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9.9 million.

     Cash used in operating activities was $4.8 million during the nine months ended September 30, 1997, resulting primarily from the growth in accounts receivable and unbilled services. Cash used in operating activities for the nine months ended September 30, 1996 was $4.7 million.

     The Company had working capital of $28.1 million at September 30, 1997 and $15.7 million at December 31, 1996.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     The Company invested $2.1 million and $524,000 in computer equipment and furniture during the nine months ended September 30, 1997 and 1996, respectively. There are no material commitments for capital expenditures currently outstanding.

     In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with PNC Bank, National Association (the "Bank"). The credit facility with the Bank has two components comprised of
(i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one. The Bank also agreed to release the collateral securing the revolving line of credit if the Company meets certain financial criteria at December 31, 1997.

     As of September 30, 1997, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations for the foreseeable future.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     Oxford Systems Inc. ("Oxford"), a New Jersey corporation and formerly a wholly-owned subsidiary of the Company which was merged into the Company in December 1996, was named as a defendant in a civil complaint that was filed on June 8, 1995, by Design Strategy Corp. ("Design Strategy"), in New York State Supreme Court in the County of New York. Design Strategy alleges that another named defendant, Citibank N.A. ("Citibank"), contracted with Design Strategy for database administration services. Design Strategy claims that Citibank and Oxford conspired to deprive it of commissions, tortiously interfered with contract, engaged in unfair competition, damaged its reputation and misappropriated services. Design Strategy settled its claims against Citibank. Design Strategy then moved to amend its complaint to substitute the Company for Oxford and to join Nagarjun Valluripalli, the Company's President of International Operations, as defendants. At the same time, Oxford and another defendant cross-moved for summary judgment. Thereafter, on September 9, 1997, the New York State Supreme Court granted Design Strategy's motion to add the Company and Mr. Valluripalli as defendants while simultaneously granting the Company's cross-motion for summary judgment. On September 18, 1997, the Court entered a decision and order (the "Decision") dismissing Design Strategy's complaint in its entirety. Subsequently, on October 17, 1997, Design Strategy filed a notice of motion of reargument of the Decision and a notice of appeal, which will be pursued if the motion for reargument is not granted.

Item 5.   Other Information


A.   Follow-On Offering
-----------------------

     On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at a price to the public of $9.50 per share were issued and sold by the Company to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9.9 million.

     The Company intends to utilize the net proceeds of this Offering for general corporate purposes, including working capital and possible acquisitions.


B.   Intelligroup Asia Private, Ltd.
------------------------------------

     Intelligroup Asia Private Ltd. ("Intelligroup Asia") operates the Advanced Development Center in Hyderabad, India. Intelligroup Asia is wholly-owned by Messrs. Pandey, Koneru, and Valluripalli, the principal shareholders of the Company. The Company and Messrs. Pandey, Koneru, and Valluripalli are parties to a contract pursuant to which the Company will, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997 and the transfer of the shares to the Company is expected to be consummated by year-end. Upon such transfer, Intelligroup Asia will be a wholly-owned subsidiary of the Company.


C.   Restructuring
------------------

     Effective October 28, 1997, Rajkumar Koneru was elected to the offices of Chief Executive Officer and President of U.S. Operations for the Company. Ashok Pandey remains Chairman of the Board and was elected President of Corporate Services. Nagarjun Valluripalli was elected President of International Operations.

Item 6.   Exhibits And Reports On Form 8-K.

     (a)  Exhibits.

            10.1 ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement) (incorporated by reference to the Company's registration statement on Form SB-2 (Registration Statement No. 333-29119 declared effective on June 26, 1997)).

            10.2 Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997.

            10.3 Consulting Alliance Agreement with Baan International B.V. and the Company effective September 29, 1997.

            10.4 Amendment to Loan and Security Agreement dated as of August 18, 1997 by and between PNC Bank, National Association and the Company (amends Loan and Security Agreement dated as of January 22, 1997 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 filed with the SEC on March 28, 1997)).

            11      Statement re: Computation of Per Share Earnings.

            27      Financial Data Schedule.


     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Intelligroup, Inc.




DATE: November 12, 1997             By:  /s/ Rajkumar Koneru
                                         --------------------------------
                                         Rajkumar Koneru,
                                         Chief Executive Officer and
                                         President, U.S. Operations
                                         (Principal Executive Officer)


DATE: November 12, 1997             By:  /s/ Robert Olanoff
                                         --------------------------------
                                        Robert Olanoff,
                                        Chief Financial Officer, Secretary
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)