Form 10KSB
period 1997-12-31
INTELLIGROUP INC
filed 1998-03-30
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB


(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
For the fiscal year ended December 31, 1997

                                      OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________


                           Commission File No. 0-20943


                               INTELLIGROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


       New Jersey                                      11-2880025
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)



517 Route One South, Iselin, New Jersey                               08830
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (732) 750-1600
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
          Title of Each Class                     on which Registered
          -------------------                    ---------------------


          -------------------                     ---------------------

          -------------------                     ---------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes: X         No:
              -------       -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State   Issuer's   revenues  for  fiscal  year  ended  December  31,  1997:
$80,189,000.

     State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $82,019,915 at February 28, 1998 based on the last sales price on that date.

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of February 28, 1998:

          Class                    Number of Shares
          -----                    ----------------

Common Stock, $.01 par value          11,993,697

     Transitional Small Business Disclosure Format

         Yes:           No:   X
              -------       -------

     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Issuer's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

         Item                                                     Page
         ----                                                     ----

PART I   1.  Business.............................................  1

         2.  Properties........................................... 10

         3.  Legal Proceedings.................................... 10

         4.  Submission of Matters to a Vote of Security Holders.. 12

PART II  5.  Market for the Company's Common Equity and Related
             Shareholder Matters.................................. 13

         6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................. 14

         7.  Financial Statements................................. 21

         8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................. 21

PART III 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16 (a) of the
             Exchange Act......................................... 22

         10. Executive Compensation............................... 22

         11. Security Ownership of Certain Beneficial Owners
             and Management....................................... 22

         12. Certain Relationships and Related Transactions....... 22

PART IV  13. Exhibits, List and Reports on Form 8-K............... 23

SIGNATURES   ..................................................... 24

EXHIBIT INDEX..................................................... 26

FINANCIAL STATEMENTS..............................................F-1

                                     PART I


Item 1. Business.


General

     Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of information technology services, including enterprise-wide business process solutions, internet applications services, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services, and to utilize SAP America, Inc. ("SAP") software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. The Company believes that such status and designation will result in direct referrals and enhanced industry recognition. In July 1997, the Company achieved AcceleratedSAP Partner Status with SAP by meeting certain performance criteria established by SAP. The Company's current agreement with SAP expires on December 31, 1998 and provides for an automatic one year renewal period unless either party provides at least six weeks prior written notice of its intention not to renew. This agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. Also in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft. In September 1997, the Company was awarded an international consulting partnership status by Baan. The Company's custom software development services are enhanced by its access to qualified and experienced programmers at its Advanced Development Center ("ADC") located in India and connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links. The Company provides its services directly to end-user organizations or as a member of consulting teams assembled by other information technology consulting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to 167 customers in 1997. The Company's customers are Fortune 1000 and other large and mid-sized companies, as well as other information technology consulting firms, and include AT&T, Bristol-Myers Squibb, Ernst & Young LLP, IBM, ICS and Price Waterhouse LLP.

     The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford") in a pooling-of-interests transaction. On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. The Company's executive offices are located at 517 Route One South, Iselin, New Jersey 08830 and its telephone number is (732) 750-1600.

     "Intelligroup," "4SIGHT," "4SIGHTplus" and the Company's logo are service marks and "4SIGHT Development Manager" and "OIM" are trademarks of the Company. All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors, (e) levels of market acceptance for the Company's services or (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase; (iv) the Company's ability to maintain an effective internal control structure; (v) the Company's limited operating history within its current line of business; (vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Implementation Partner and its status as a SAP National Logo Partner; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) uncertainties resulting from pending litigation matters and from certain pending and potential administrative and regulatory immigration and tax law matters; and (xiii) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results discussed in such forward-looking statements.

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

     Concurrently, businesses are migrating from legacy systems running proprietary software to open systems and client/server architectures based on personal computers, local area network/wide area network ("LAN/WAN"), shared databases and packaged software applications. Such client/server systems, when developed and implemented appropriately, enable the creation and utilization of more functional and flexible applications which are critical to the competitive needs of businesses. Organizations often acquire packaged enterprise-wide business software applications for client/server systems, including those offered by leading vendors, such as SAP, Oracle, PeopleSoft or Baan, and implement or customize these applications to match their needs. Organizations also may develop customized software applications designed for their specific business needs.

     Despite the advantages of client/server systems, the complex task of developing and implementing enterprise-wide, mission-critical, client/server solutions presents significant challenges for most organizations and often is a time consuming and costly undertaking. Implementing client/server solutions typically requires significant allocation of organizational resources. Information technology managers must integrate and manage open systems and distributed computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and implement packaged enterprise software applications to support business objectives. Companies also must continually keep pace with new technological developments which can render internal information technology skills outmoded. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the information technology management area. Accordingly, organizations often lack sufficient technical resources necessary to design, develop and implement emerging information technology solutions on a timely basis.

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

     Expertise in a Wide Range of Technologies: The Company's consultants have expertise with SAP, Oracle, PeopleSoft and Baan products and with a wide variety of leading computing technologies, including internet, client/server architectures, object-oriented technologies, CASE, distributed database management systems, micro-to-mainframe connectivity, Lan/Wan and telecommunications technologies. Since many of the Company's customers have invested in a variety of technologies, including legacy systems, the Company also develops solutions for these environments.

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

     Value-Oriented Implementation: The Company provides experienced project managers and consultants to its customers. The Company believes that its personnel are effective because of their industry experience. In addition, the Company has the ability to develop and implement business solutions through its offshore ADC in India, which gives the Company access to qualified and experienced programmers at a reduced labor cost.

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

Intelligroup Services

     Intelligroup provides a wide range of information technology services, including (i) enterprise-wide business process solutions utilizing SAP R/3, as well as Oracle, PeopleSoft and Baan products, all of which are leading software applications; (ii) internet application services; and (iii) systems integration and custom software development solutions in a wide variety of computing environments utilizing leading technologies, including client/server architectures, object-oriented technologies, CASE, distributed database management systems, LAN/WAN and telecommunications technologies. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements which are terminable upon relatively short notice. The Company's custom software development services are enhanced by its access to qualified and experienced programmers at the ADC and connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links.

Enterprise-Wide Business Process Solutions

     The Company designs, develops, integrates and implements sophisticated business process solutions utilizing SAP R/3, as well as Oracle, PeopleSoft and Baan products, and incorporating best business practices and methods. The
Company builds business solutions for its customers by focusing on each customer's business objectives and by providing business process re-engineering, information systems strategic planning, technology implementation, comprehensive training and organizational change management services. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses and fosters long-term customer relationships.

     4SIGHT Development Manager: The Company utilizes its 4SIGHT Development Manager, formerly known as "On-line Project Management System," to monitor enterprise-wide business process solutions development projects. The Company designed 4SIGHT Development Manager as a SAP subsystem developed in R/3 and installable on customers' SAP systems. 4SIGHT Development Manager provides real-time information relating to: the current stage of development of each program; the number of man-hours spent at each stage of development; total man-hours spent on development during any interval of time; programs developed by each programmer; analysis of time spent on the development project; and technical information, including source code, documentation and tables used in the system. The Company believes that 4SIGHT Development Manager also shortens the turn-around time for program development as it streamlines the information flow between the Company's offices and customer sites.

     Accelerated  Implementation  Methodology and Software-Based  Implementation
Toolset: As a result of its experience in implementing SAP software, the Company has developed a proprietary methodology, 4SIGHT, for implementing enterprise business software applications and 4SIGHTplus, a software-based implementation toolset. 4SIGHT and 4SIGHTplus, initially used by the Company in projects implementing SAP R/3, are designed to be portable to other packaged software applications and to be adaptable to the scope of a particular project. 4SIGHT and 4SIGHTplus have been adapted for Oracle and Baan implementations. The Company believes that the use of 4SIGHT and 4SIGHTplus throughout an implementation project may enable its customers to realize significant savings in time and resources.

Internet Application Services

     In August 1997, the Company announced its internet application services, a comprehensive set of internet consulting approaches designed to help companies develop innovative ways to reach their customers, suppliers and target markets by leveraging the power of the internet and corporate intranets. Internet application services include an Internet Strategy for Enterprise, Internet Application Architecture and Internet Application Development.

     Internet Strategy for Enterprise: Internet Strategy for Enterprise helps companies define their internet/corporate intranet strategy, including infrastructure, security, encryption, proof-of-concept, application hosting and deployment, training, change management and technology evaluation.

     Internet Application Architecture: Internet Application Architecture enables companies to identify their Internet application needs and determine the most appropriate and cost-effective technologies in which to make robust application development on the Internet possible.

     Internet Application Development: Internet Application Development assists companies in implementing their internet/corporate intranet strategy and rapidly developing and deploying their Internet applications.

Systems Integration and Custom Software Development

     The Company provides a broad range of systems integration and customized application solutions to customers in a wide variety of industries. The Company is engaged by customers to undertake feasibility studies, systems engineering, custom software development and tailoring, migration strategies, systems design, development, testing, integration, implementation, training and support in a wide variety of computing environments. The Company, in providing such services, utilizes leading technologies, including internet, client/server architectures, object-oriented technologies, CASE, distributed database management systems, LAN/WAN and telecommunications technologies.

Advanced Development Center

     The Company provides cost-effective, timely custom software development and tailoring in the United States, at customer sites and through the ADC. The ADC is connected to the Company's headquarters in the United States and to certain customer sites by dedicated, high speed satellite links. The ADC is staffed with qualified and experienced programmers, including those with SAP configuration expertise and SAP's ABAP/4 programming capability. Additionally, the programmers at the ADC have performed work with Baan as well as internet custom programming. The Company utilizes the programmers at the ADC, in conjunction with its consultants in the United States who are on site at customer locations, to provide its customers with savings in development and implementation costs and time to project completion. All SAP and Baan development projects undertaken by the ADC are monitored by the Company's 4SIGHT Development Manager. 4SIGHT Development Manager also minimizes the turn-around time for program development as it streamlines the information flow between customer sites and the ADC. The Company has utilized the ADC to provide similar development services to customers that utilize software applications other than SAP software. The Company owns 99.8% of the shares of Intelligroup Asia Private Ltd. ("Intelligroup Asia") which operates the ADC. The remaining shares are expected to be transferred to the Company by the founders later this year. Upon consummation of such transfer, Intelligroup Asia will be a wholly-owned subsidiary of the Company.

Sales and Marketing

     The Company historically has generated new sales leads from referrals from existing customers, and from introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement their software products. In addition, the Company has been introduced to customers by certain of its competitors, such as "Big Six" accounting firms, which at times require the Company's expertise and ability to deliver qualified personnel for complex projects. In January 1997, the Company began to dedicate an increased level of resources to more focused sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in core information technologies and solutions such as SAP. To implement this plan, the Company intends to continue to expand its dedicated sales and marketing force by hiring several individuals with experience in the industry sectors in which the Company has prior experience.

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

     As of December 31, 1997, the Company's sales and marketing group consisted of 25 employees in the United States, six for the geographical area of the United Kingdom and Denmark, and two for the geographical area of New Zealand and Australia. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch offices in Foster City, California; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; and Dallas, Texas serve the United States market. Intelligroup Asia serves as the Company's sales agent in Asia and the Middle East. In addition, the Company also has established operations in New Zealand, Denmark and Australia, and currently has information technology consultants on-site at customer locations. The Company recently added sales and marketing capabilities in New Zealand. In November 1996, the Company commenced operations in Singapore with the incorporation of Intelligroup Singapore Private Ltd. Each of the Company and Rajkumar Koneru, President of US Operations, Chief Executive Officer and Director of the Company, own 50% of such company.

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

Customers

     The Company provides its services directly to Fortune 1000 and other large and mid-sized companies, many of which have information-intensive, multinational operations, or as a member of a consulting team assembled by other information technology consultants, such as "Big Six" accounting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to 167 customers in the year ended December 31, 1997.

     The Company's ten largest customers accounted for, in the aggregate, approximately 56%, 66% and 54% of its revenue in 1995, 1996 and 1997, respectively. In 1995, Ernst & Young LLP and Price Waterhouse LLP each accounted for more than 10% of revenue. During 1996 and 1997, Price Waterhouse LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. Currently, the Company is engaged in 12 projects for Price Waterhouse LLP. In 1995, 1996 and 1997, 50%, 44% and 38%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by leading information technology consulting firms retained by organizations to manage projects to provide enterprise-wide business process solutions.

     Although the Company has contracts with many of its large customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated.

     Many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in a material adverse change to the customer's operations giving rise to claims for damages against the Company or causing damage to the Company's reputation, adversely affecting its business, financial condition and results of operations. In addition, certain of the Company's agreements with its customers require the Company to indemnify the customer for damages arising from services provided to, or on behalf of, such customer. Under certain of the Company's customer contracts, the Company warrants that it will repair errors or defects in its deliverables without additional charge to the customer. The Company has not experienced, to date, any material claims against such warranties. The Company recently purchased and maintains errors and omissions insurance to insure the Company for damages and expenses incurred in connection with alleged negligent acts, errors or omissions.

Competition

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as consulting and software integration firms, including the "Big Six" accounting firms, IBM Global Services, Cambridge Technology Partners, SHL Systemhouse (a subsidiary of MCI), Computer Sciences Corporation and software applications vendors, some of which are also customers of the Company. In addition, the Company competes with smaller companies such as Plaut and Spearhead Systems Consultants (US) Ltd. Many of the Company's competitors have longer operating histories, possess greater industry and name recognition and have significantly greater financial, technical and marketing resources than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

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

     The Company believes that it competes based on its expertise in SAP, Oracle, PeopleSoft and Baan products and a wide variety of technologies. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors.

Employees

     As of December 31, 1997, the Company employed 772 full-time employees, of whom 668 were engaged as consultants or as software developers, 31 were engaged in sales and marketing, and 73 were engaged in finance, administration, and management. Of the total number of employees, 529 were based in the United States, 178 were based in India, one was based in Australia, two were based in Denmark, 23 were based in New Zealand, 39 were based in the United Kingdom and no employees were based in Singapore. In addition, the Company engaged 40 independent contractors to perform information technology services.

     None of the Company's employees is covered by a collective bargaining agreement. Substantially all of the Company's employees have executed employment agreements containing non-competition, non-disclosure and non-solicitation clauses. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company's future success will depend in part on its ability to continue to attract, retain, train and motivate highly qualified personnel. The Company considers relations with its employees to be good.

Intellectual Property Rights

     The Company's success is dependent, in part, upon its proprietary accelerated implementation methodology, development tools and other intellectual property rights. The Company relies upon a combination of trade secret, non-disclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants and customers, and limits access to and distribution of its proprietary information. The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.


Item 2. Properties.

     The Company owns no real property and currently leases or subleases all of its office space. The Company subleases its headquarters in Iselin, New Jersey, totaling approximately 13,200 square feet. The sublease expires in November 1999. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company also leases or subleases offices for its sales and operations in Foster City, California; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; and Dallas, Texas; and operations in Hyderabad and Bombay, India; Australia; New Zealand; Denmark; Singapore and the United Kingdom. The Company is reviewing the adequacy of its leased facilities in light of its expanded staff and expects to increase the size of its leased facilities. The Company expects to move its headquarters to nearby Edison, New Jersey in the summer of 1998. The Company has negotiated a lease with the landlord for approximately 48,475 square feet, but is awaiting the return of a fully executed lease. The Company expects to be able to sublet its current headquarters for the remainder of the term of its sublease, however, there is no assurance that the Company will be able to find a subtenant.


Item 3. Legal Proceedings.

     The Company had been investigated by the Immigration and Naturalization Service (the "INS") and on April 2, 1997, the Company received two Notices of Intent to Fine from the INS in relation to violations by the Company of the Immigration Reform and Control Act of 1990. Specifically, the INS investigated whether the Company improperly employed certain foreign national individuals prior to their obtaining appropriate work authorization and failed to complete proper employment eligibility verification forms for all employees. The Company cooperated fully with the INS. Pursuant to settlement agreements signed April 28, 1997, fines totaling approximately $42,000 were assessed and paid by the Company. Such amounts were accrued as of December 31, 1996. The Company employs many foreign national individuals and has implemented procedures and controls which it believes will ensure full compliance with the Immigration Reform and Control Act of 1990 and related regulations. The Company now employs in-house counsel to oversee this function.

     On February 16, 1996, the Company, as plaintiff, filed a complaint in the Superior Court of New Jersey, Chancery Division, Middlesex County, against a former consultant to the Company, seven former employees of the Company and Pegasus Systems, Inc. ("Pegasus"), a corporation which currently employs certain of such individuals (collectively, the "Defendants"). The complaint, which seeks damages and injunctive relief against the Defendants, alleges, among other things, misappropriation of proprietary information, unfair competition, tortious interference, breach of employment agreements, breach of a consulting agreement between the Company and Pegasus, and breach of duty of loyalty, good faith and fair dealing. Upon the filing of its complaint, the Company obtained a temporary restraining order and in May 1996 obtained a preliminary injunction prohibiting the Defendants from using or disclosing the Company's proprietary information, prohibiting the Defendants from contacting or soliciting certain of the Company's customers and prohibiting the Defendants from recruiting or attempting to recruit the Company's employees, agents or contractors. The preliminary injunction remains in effect and the Company intends to pursue vigorously enforcement of the injunction against the Defendants. The Defendants have filed an answer and counterclaim. Pegasus has asserted a breach of contract counterclaim against the Company alleging that the Company owes it $129,000 for consulting services. Pegasus and two of the individual Defendants also asserted claims against the Company and two of its officers for tortious interference and defamation. In addition, one of the individual Defendants has asserted that the Company owes him $70,000 in commissions. In addition to monetary damages the Defendants seek injunctive relief. The Defendants unsuccessfully sought a temporary restraining order against the Company. The Company denies the allegations made and intends to defend vigorously the counterclaims. The Company does not believe that the outcome of these claims and counterclaims will have a material effect upon the Company's business, financial condition or results of operations.

     Oxford Systems Inc. ("Oxford"), a New Jersey corporation and formerly a wholly-owned subsidiary of the Company which was merged into the Company in December 1996, was named as a defendant in a civil complaint that was filed on June 8, 1995, by Design Strategy Corp. ("Design Strategy"), in New York State Supreme Court in the County of New York. Design Strategy alleges that another named defendant, Citibank N.A. ("Citibank"), contracted with Design Strategy for database administration services. Design Strategy claims that Citibank and Oxford conspired to deprive it of commissions, tortiously interfered with contract, engaged in unfair competition, damaged its reputation and misappropriated services. Design Strategy settled its claims against Citibank. Design Strategy then moved to amend its complaint to substitute the Company for Oxford and to join Nagarjun Valluripalli, the Company's President of International Operations, as defendants. At the same time, Oxford and another defendant cross-moved for summary judgment. Thereafter, on September 9, 1997, the New York State Supreme Court granted Design Strategy's motion to add the Company and Mr. Valluripalli as defendants while simultaneously granting the Company's cross-motion for summary judgment. On September 18, 1997, the Court entered a decision and order dismissing Design Strategy's complaint in its entirety. Subsequently, on October 17, 1997, Design Strategy filed a notice of motion of reargument of the Decision and a notice of appeal. The appeal is currently scheduled to be heard in June 1998. The Company does not believe that the outcome of these claims will have a material effect upon the Company's business, financial condition or results of operations.

     On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998, and is still in the process of evaluating the merits of the claims. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II


Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

     The Common Stock has been quoted on the Nasdaq National Market (the "NNM") under the symbol "ITIG" since September 27, 1996 when the Company conducted its initial public offering. The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the NNM. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

               Quarter Ended                 High         Low
               ----------------------   -------------  -------------

               September 30, 1996            $13 7/8      $12 5/8
               (from September
               27, 1996)
               December 31, 1996             $19 3/4      $11
               March 31, 1997                $12 3/4      $9 7/8
               June 30, 1997                 $11 7/8      $8 1/4
               September 30, 1997            $23 1/2      $9 1/2
               December 31, 1997             $25 7/8      $13 3/4

     As of February 28, 1998, the approximate number of holders of record of the Common Stock was 116 and the approximate number of beneficial holders of the Common Stock was 800.

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

     All information relating to the Common Stock of the Company in this Annual Report on Form 10-KSB reflects a 81,351.1111-for-1 stock split of the Common Stock effected July 12, 1996, prior to the Company's initial public offering of its Common Stock in September 1996. Within the past three years, the Company has issued and sold certain unregistered securities. On April 19, 1996, the Company issued and sold five-year 9.0% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L.P. with warrants to purchase up to 20.8% of the Common Stock of the Company. Such warrants were exercised for an aggregate of 1,364,000 shares of Common Stock upon effectiveness of the Company's registration statement relating to its initial public offering on September 26, 1996. On May 1, 1997, the Company sold to Mr. Uma Pandey 14,667 shares of the Company's Common Stock and to Ms. Eileen Clark 100 shares of the Company's Common Stock. Thereafter, on June 3, 1997, the Company sold to Mr. Paul Coombs 28,000 shares of the Company's Common Stock. Each of the sales to Messrs. Pandey and Coombs and Ms. Clark were made pursuant to the exercise of stock options that were issued on July 12, 1996 at an exercise price of $8.00 per share. No underwriter was employed by the Company in connection with the issuance and sale of the restricted securities described above. The Company claims that the issuance and sale of all of such securities were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering. Appropriate legends were affixed to the certificates evidencing such securities. All recipients had adequate access to information relating to the Company. There were no other unregistered securities sold by the Company within the past three years.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became a SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. The Company's current contract with SAP expires on December 31, 1998 and provides for an automatic one-year renewal period unless either party provides at least six weeks prior written notice of its intention not to renew. This agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved AcceleratedSAP Partner Status with SAP by meeting certain performance criteria established by SAP. Also, in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. The Company recently expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft. In September 1997, the Company was awarded an international consulting partnership status by Baan.

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

     The Company recently has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services, however, none of these projects are currently material to the Company's business, financial condition and results of operations. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will likely be required to offer fixed price projects to a greater degree. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1997 and 1996, the Company's ten largest customers accounted for in the aggregate of approximately 54% and 66% of its revenue, respectively. During 1997 and 1996, Price Waterhouse LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. For the years ended December 31, 1997 and 1996, 38% and 44% of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the years ended December 31, 1997 and 1996, 68% and 74%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During 1997, 14% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. In 1996, the Oracle projects accounted for less than 10% of the Company's total revenue. During the year ended December 31, 1997, approximately 33% of the Company's revenue was derived from engagements at which the Company had project management responsibilities, compared to 16% during the year ended December 31, 1996.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company has been shifting to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with both new and existing customers. The Company's inability to continue its shift to higher-margin turnkey management assignments and more complex projects may adversely impact the Company's future growth.

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an operations in India, the ADC, and in 1995 established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and 4SIGHT and 4SIGHTplus, its proprietary accelerated implementation methodology and toolset. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The Company employed 31 such personnel as of December 31, 1997, as compared to eight such personnel as of January 1, 1995. During 1997, the Company opened sales and operations offices in Atlanta, Boston and Dallas. In addition to the ADC and sales offices in India, the Company also has offices in, Australia, Denmark, New Zealand, Singapore and the United Kingdom. The Company is reviewing the adequacy of its leased facilities in light of its expanded staff and expects to increase the size of its leased facilities. The Company expects to move its headquarters to nearby Edison, New Jersey in the summer of 1998. The Company has negotiated a lease with the landlord for approximately 48,475 square feet, but is awaiting the return of a fully executed lease. The Company expects to be able to sublet its current headquarters for the remainder of the term of its sublease, however, there is no assurance that the Company will be able to find a subtenant.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                           Percentage of Revenue
                                                           ---------------------
                                                         Year Ended December 31,
                                                         -----------------------

                                                                1996        1997

Revenue..................................................        100.0%   100.0%
Cost of sales............................................         71.2     69.8
                                                                ------    ------
  Gross profit..........................................          28.8     30.2
Selling, general and administrative expenses.............         21.0     22.5
                                                                ------    ------
  Operating income......................................           7.8      7.7
Factor fees / Interest expense (income), net.............          2.6     (0.4)
                                                                ------    ------
Income before provision for income taxes and                       5.2      8.1
  extraordinary charge...................................
Provision for income taxes...............................          1.1      2.5
                                                                ------    ------
Income before extraordinary charge.......................          4.1      5.6
Extraordinary charge, net of income tax benefit..........          2.4        --
                                                                ------    ------
Net income...............................................          1.7%     5.6%
                                                                ======    ======


     Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

     Revenue. Revenue increased by 69.9%, or $33.0 million, from $47.2 million in 1996 to $80.2 million in 1997. This increase was attributable primarily to increased demand for the Company's SAP related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 66.6%, or $22.4 million, from $33.6 million in 1996 to $56.0 million in 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 78.2%, or $10.6 million, from $13.6 million in 1996 to $24.2 million in 1997. Gross profit margin increased from 28.8% of revenue in 1996 to 30.2% of revenue in 1997. The increase in such gross profit margin was attributable to the increase in implementation services projects and a combination of improved billing margins, greater consultant utilization and achieving certain customer performance incentives.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales person compensation, travel and entertainment, some of the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 82.1%, or $8.1 million, from $9.9 million in 1996 to $18.0 million in 1997, and increased as a percentage of revenue from 21.0% to 22.5%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities in 1997 and increased travel and entertainment expenses due to the growth of the business and the employee base. Such expenses were increased to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services, and an increase in the provision for doubtful accounts.

     Factor fees/Interest (income) expense, net. Factor fees in the 1996 period were the charges incurred by the Company to finance its accounts receivable. On October 10, 1996, the Company repaid the factor with a portion of the proceeds from the Company's initial public offering, approximately $4.4 million, consisting of all amounts outstanding under the agreement with its factor and terminated its factor agreement. Subsequent to the Company's initial public offering, interest income has been earned on interest bearing cash accounts and short term investments.

     Provision for Income Taxes. The Company's effective income tax rate was 31.3% and 20.5% for the years ended December 31, 1997 and 1996. During 1997 and 1996 the Company reduced their valuation allowance by $207,000 and $461,000, respectively as management determined that it was more likely than not, that the applicable portion of the net deferred tax asset would be or had been realized. The 1997 and 1996 valuation allowance reduction favorably impacted the effective income tax rate by 3% and 14%, respectively. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. For the year ended December 31, 1997, the tax holiday favorably impacted the effective tax rate by approximately 8%. There was no significant impact for 1996. Based on current and anticipated profitability, management believes all net deferred tax assets are more likely than not to be realized.

     Backlog

     The Company normally enters into written contracts with its customers at the time it commences work on a project. These written contracts contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize such written contracts as creating backlog. In addition, because these written contracts often provide that the arrangement can be terminated with limited advance notice and without significant penalty, the Company does not believe that projects in process at any one time are a reliable indicator or measure of expected future revenue. In the event that a customer terminates a project, the customer remains obligated to pay the Company for services performed by it through the date of termination.

     Liquidity and Capital Resources

     The Company funds its operations primarily from cash flow generated from operations, and to a lesser extent, from cash balances generated from the Company's initial and follow-on public offerings consummated in October 1996 and July 1997, respectively. On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at $9.50 per share were issued to cover overallotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9.9 million.

     Cash used in operating activities was $7.2 million during the year ended December 31, 1997, resulting primarily from the growth in accounts receivable and unbilled services. Cash used in operating activities for the year ended December 31, 1996 was $4.3 million.

     The Company had working capital of $15.7 million and $29.0 million at December 31, 1996 and 1997, respectively.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     The Company invested $1.1 million and $2.5 million in computer equipment and furniture in 1996 and 1997, respectively.

     The Company's factoring agreement required that the Company offer all of its trade accounts receivable to the factor for financing; however, the factor was under no obligation to accept any or all of such receivables. For a variety of reasons, including the rapid growth of the Company, the lack of available tangible security to utilize as collateral and the absence of historical operating profits prior to 1996, the Company was unable to obtain more traditional financing. On October 10, 1996, the Company repaid approximately $4.4 million consisting of all amounts outstanding under the agreement with the factor and terminated the factoring agreement.

     In March 1996, in anticipation of the debenture financing described below, the Company obtained a $750,000 line of credit, payable on demand, from a bank. The line of credit carried interest at the federal funds rate plus 1%. Borrowings under the line totaled $200,000 at March

31, 1996 and $300,000 in April 1996, when the Company repaid all amounts outstanding under such line in connection with the debenture financing described below. The line of credit has been terminated in accordance with the terms of such debenture financing.

     In April 1996, the Company issued and sold five-year 9% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L.P. The subordinated debentures were issued to raise funds for working capital and general corporate purposes, to repurchase from the then-current shareholders, Messrs. Pandey, Koneru and Valluripalli, an aggregate of 4,881,066 shares of Common Stock for an aggregate of $1.5 million, to repay approximately $300,000 outstanding under a $750,000 credit facility and to satisfy approximately $358,000 of cash overdrafts. Upon receipt of the net proceeds from the Company's initial public offering in October 1996, the Company prepaid approximately $6.3 million, representing all amounts outstanding under such debentures, including interest.

     Subsequent to December 31, 1995, the Company determined that it had unrecorded and unpaid federal and state payroll-related taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service of certain unpaid tax liabilities, on June 5, 1996, the Company received an audit assessment from the Internal Revenue Service for unpaid 1994 and 1995 federal income tax withholding, FICA and FUTA taxes in the aggregate amount of $814,000, of which approximately $800,000 was paid in August 1996. No interest or penalties were assessed. Reserves, aggregating $1.0 million, including the amount of the Internal Revenue Service audit assessment, were recorded at December 31, 1995. No assurance may be given, however, that interest, penalties or additional state or federal taxes will not be assessed in the future. The Company's principal shareholders, Messrs. Pandey, Koneru and Valluripalli, have agreed to indemnify the Company for any and all losses which the Company may sustain, in excess of the $1.0 million reserve, net of any tax benefits realized by the Company, arising from or relating to federal or state tax, interest or penalty payment obligations resulting from the above subject matter. The Company believes that its failure to record and pay 1994 and 1995 federal and state payroll-related taxes for certain employees resulted from a combination of factors, including lack of internal controls and lack of financial expertise and oversight. The Company hired a Chief Financial Officer in January 1996 who has implemented accounting and financial controls to ensure the Company's compliance with payroll tax regulations.

     In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one. The Bank also agreed to release the collateral securing the revolving line of credit if the Company meets certain financial criteria at December 31, 1997. At December 31, 1997, the Company failed to meet such certain financial criteria, and as a result, the Bank did not release the collateral securing the revolving line of credit.

     As of December 31, 1997, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     The Company believes that its available funds, together with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board ("APB") Opinion No. 15. The new statement simplifies the computations of earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The Company has adopted SFAS No. 128 and has restated 1996 EPS for comparative purposes. SFAS No. 128 did not have a material impact on the computation of the earnings per share presented in the consolidated financial statements.

     SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131,  "Disclosures  about  Segments of and  Enterprise and Related
Information" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

Item 7. Financial Statements.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


Item 10. Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


Item 12. Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV


Item 13. Exhibits, List, and Reports on Form 8-K.

         (a)  (1) Financial Statements.

              Reference  is made to the Index to Financial  Statements  on Page
          F-1.

          (a)  (2) Financial Statement Schedules.

               None.

          (a)  (3) Exhibits.

               Reference is made to the Index to Exhibits on Page 26.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1998.


                                          INTELLIGROUP, INC.



                                          By: /s/ Rajkumar Koneru
                                             -----------------------------------
                                             Rajkumar Koneru, Chief Executive
                                             Officer and President of U.S.
                                             Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                         Date
         ---------                   -----                         ----

/s/ Rajkumar Koneru         Chief Executive Officer,            March 30, 1998
-------------------------   President of U.S. Operations
 Rajkumar Koneru            and Director (principal
                            executive officer)

/s/ Ashok Pandey            Chairman of the Board,              March 30, 1998
-------------------------   President of Corporate
Ashok Pandey                Services, Acting Chief
                            Financial Officer and Director
                            (principal financial and
                            accounting officer)

/s/ Nagarjun Valluripalli   President of International          March 30, 1998
-------------------------   Operations and Director
Nagarjun Valluripalli

                            Director                            March   , 1998
-------------------------
Klaus Besier

/s/ David Finley            Director                            March 30, 1998
--------------------------
David Finley

                            Director                            March   , 1998
-------------------------
Kevin P. Mohan

                            Director                            March   , 1998
-------------------------
Thomas S. Roberts

                                  EXHIBIT INDEX


        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

           2 Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          3.2 Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          4.1 Debenture and Warrant Purchase Agreement dated April 10, 1996 by and between the Company, Messrs. Pandey, Koneru and Valluripalli and Summit Ventures IV, L.P. and Summit Investors III, L.P. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

          4.2 Warrant Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          4.3 Registration Rights Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

          4.4 Redemption Agreement dated April 10, 1996 by and between the Company and Summit Ventures IV, L.P. and Summit Investors III, L.P. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).


          10.1* 1996 Stock Plan of the Company. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.2* 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.3* Employment Agreement dated June 1, 1996 between the Company and Ashok Pandey. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

          10.4* Employment Agreement dated June 1, 1996 between the Company and Rajkumar Koneru. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

          10.5* Employment Agreement dated June 1, 1996 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

          10.6* Employment Agreement dated June 1, 1996 between the Company and Robert M. Olanoff, together with Change in Control Severance Pay Agreement dated June 1, 1996 between the Company and Robert M. Olanoff. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.7* Employment Agreement dated June 1, 1996 between the Company and Paul Coombs. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996). See
                    Exhibit  10.21.

          10.8      Form  of  Indemnification  Agreement  entered  into  by  the
                    Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.9 Sublease Agreement between Micrognosis, Inc., as sublessor, the Company, as sublessee, with master lease. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.10 Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.11     Intentionally  Left Blank.

          10.12 Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996). See Exhibit 10.20.

          10.13 Amended and Restated Agreement by Messrs. Pandey, Koneru and Valluripalli dated July 16, 1996 to indemnify the Company for certain losses. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

          10.14 Factoring Agreement by and between Access Capital, Inc. and the Company dated as of October 20, 1995, with exhibits. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective

       Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

                    on September 26, 1996). See Exhibit 10.17.

          10.15 Agreement of Waiver and Consent dated as of June 4, 1996 by and among the Company, certain shareholders of the Company, and Summit Ventures IV, L.P. and Summit Investors III, L.P., with Amendment No. 1 thereto. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996). See Exhibit 10.24.

          10.16 Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

          10.17 Letter agreements terminating factoring arrangements by and between each of the Company and Oxford Systems Inc., and Access Capital, Inc. dated October 10, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996). See Exhibit 10.14.

         10.18 Loan and Security Agreement between PNC Bank, National Association and the Company dated as of January 22, 1997, and related documents. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997). See Exhibit 10.28.

         10.19      Intentionally Left Blank.

         10.20 Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996). See Exhibit 10.12.

         10.21* Amendment No. 1, dated February 18, 1997, to Employment Agreement dated June 1, 1996, between the Company and Paul Coombs. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996). See Exhibit 10.7.

         10.22 R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997). See Exhibit 10.25.

         10.23* Employment Agreement dated December 6, 1996 between the Company and Anthony Knight, as amended on February 18, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997).

         10.24 Amended and Restated Agreement of Waiver and Consent dated June 6, 1997 by and among the Company, certain shareholders of the Company, Summit Ventures IV, L.P. and Summit Investors III, L.P.

        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

                    (Incorporated by referenced to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997). See Exhibit 10.15.

         10.25 ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).


         10.26 Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

         10.27 Consulting Alliance Agreement with Baan International B.V. and the Company effective September 29, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

         10.28 Amendment to Loan and Security Agreement dated as of August 18, 1997 by and between PNC Bank, National Association and the Company (amends Loan and Security Agreement dated as of January 22, 1997. (Incorporated by reference to the
                    Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

         21**       Subsidiaries  of the  Registrant.

         23**       Consent  of  Arthur Andersen  LLP.

         27**       Financial  Data  Schedule  for the year ended  December  31,
                    1997.


------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

**   Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Report of Independent Public Accountants..........................      F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1997 and 1996......      F-3

Consolidated Statements of Income for the years ended December
  31, 1997 and 1996...............................................      F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 1997 and 1996..........................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996......................................      F-6

Notes to Consolidated Financial Statements........................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Princeton, New Jersey
February 5, 1998

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                        1997           1996
                                                    ------------   -------------
                     Assets
Current Assets:
  Cash and cash equivalents......................  $ 8,391,000     $7,479,000
  Accounts receivable, less allowance for
   doubtful accounts of
   $799,000 and $546,000 at December 31, 1997       17,668,000      8,538,000
   and 1996, respectively........................
  Unbilled services..............................    7,834,000      2,916,000
  Deferred income taxes..........................      404,000        331,000
  Other current assets...........................      668,000        492,000
                                                   -----------    -----------
     Total current assets........................   34,965,000     19,756,000

Equipment, net...................................    3,366,000      1,281,000
Other assets.....................................      337,000        225,000
                                                   -----------    -----------
                                                   $38,668,000    $21,262,000
                                                    ==========     ==========

       Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable...............................  $ 1,353,000     $  406,000
  Accrued payroll and related taxes..............    2,636,000      1,814,000
  Accrued expenses and other liabilities.........    1,074,000      1,268,000
  Income taxes payable...........................      901,000        535,000
  Current portion of obligations under capital
    leases.......................................       20,000         20,000
                                                   -----------    -----------
     Total current liabilities...................    5,984,000      4,043,000
                                                   -----------    -----------
Obligations under capital leases, less current
  portion........................................       51,000         57,000
                                                   -----------    -----------

Deferred income taxes............................      171,000             --
                                                   -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, none issued or
   outstanding...................................           --             --
  Common stock, $.01 par value, 25,000,000
   shares authorized, 11,987,981 and
   10,735,600 shares issued and outstanding
   at December 31, 1997 and
   1996, respectively............................      120,000        107,000

  Additional paid-in capital.....................   30,175,000     19,201,000
  Retained earnings (deficit)....................    2,325,000     (2,146,000)
  Currency translation adjustments...............     (158,000)            --
                                                    -----------    ----------
     Total shareholders' equity .................   32,462,000     17,162,000
                                                    -----------    ----------
                                                   $38,668,000    $21,262,000
                                                    ==========     ==========


                 See notes to consolidated financial statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1997 and 1996


                                                        1997           1996
                                                    ------------   -------------

Revenue........................................     $80,189,000    $47,189,000
Cost of sales..................................      55,976,000     33,605,000
                                                    -----------     ----------
     Gross profit..............................      24,213,000     13,584,000

Selling, general and administrative expenses...      18,041,000      9,908,000
                                                    -----------     ----------
     Operating income..........................       6,172,000      3,676,000
                                                    -----------     ----------
Other expenses:
  Interest (income) expense, net...............        (338,000)       236,000
  Factor charges...............................              --        999,000
                                                     ----------     ----------
                                                       (338,000)     1,235,000
Income before provision for income taxes and          6,510,000      2,441,000
  extraordinary charge.........................

Provision for income taxes.....................       2,039,000        500,000
                                                     ----------     ----------

Income before extraordinary charge.............       4,471,000      1,941,000

Extraordinary charge-Loss on early
  extinguishment of debt, net of income tax                  --      1,148,000
  benefit of $296,000..........................      ----------     ----------

Net income.....................................     $ 4,471,000     $  793,000
                                                     ==========     ==========

Earnings per share:

  Basic earnings per share:

     Income before extraordinary charge........     $      0.39     $     0.20

     Extraordinary charge, net of income tax                 --          (0.12)
       benefit.................................      -----------     ----------

      Net income per share.....................     $      0.39    $      0.08
                                                     ===========    ===========

     Weighted average number of common shares
       - Basic.................................      11,362,000      9,729,000
                                                     ==========     ==========

  Diluted earnings per share:

     Income before extraordinary charge........     $      0.38    $      0.17

     Extraordinary charge, net of income tax                 --          (0.10)
       benefit.................................      -----------    ----------

      Net income per share.....................     $      0.38    $      0.07
                                                     ===========    ==========

     Weighted average number of common shares
       - Diluted...............................      11,842,000     10,989,000
                                                     ===========    ==========


                See notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1997 and 1996



                                                                                                      Cumulative
                                                                                     Retained         Foreign          Total
                                              Common Stock            Additional     Earnings         Currency         Shareholders'
                                              ------------            Paid in        (Accumulated     Translation      Equity
                                         Shares         Amount        Capital        Deficit)         Adjustments      (Deficit)
                                         ------         ------        ----------     ------------     -----------      -------------

Balance at December 31, 1995............ 12,202,666     $ 122,000     $        --    $ (1,488,000)    $         --     $(1,366,000)
Repurchase and retirement of common
  stock................................. (4,881,066)      (49,000)             --      (1,451,000)              --      (1,500,000)
Issuance of common stock, net of
  related costs.........................  2,050,000        20,000      17,815,000              --               --      17,835,000
Exercise of warrants....................  1,364,000        14,000       1,386,000              --               --       1,400,000
Net income..............................         --            --              --         793,000               --         793,000
                                         ----------      ---------     ----------     -----------       ----------      ----------
Balance at December 31, 1996............ 10,735,600        107,000     19,201,000      (2,146,000)              --      17,162,000
Issuance of common stock, net of
  related costs......................... 1,150,000          12,000      9,888,000              --               --       9,900,000
Exercise of stock options...............   102,381           1,000        838,000              --               --         839,000
Tax benefit from exercise of stock
  options...............................        --              --        248,000              --               --         248,000
Currency Translation  adjustments.......        --              --             --              --         (158,000)       (158,000)
Net income..............................        --              --             --       4,471,000               --       4,471,000
                                         ----------       ---------    ----------     -----------       ----------      ----------
Balance at December 31, 1997............ 11,987,981       $ 120,000   $30,175,000     $ 2,325,000       $ (158,000)    $32,462,000
                                         ==========        ========    ==========      ==========        =========      ==========


                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996


                                                        1997            1996
                                                     ------------    ------------
Cash flows from operating activities:
  Net income......................................   $ 4,471,000     $  793,000
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization...............       392,000        214,000
      Provision for doubtful accounts.............       765,000        590,000
      Extraordinary charge........................            --      1,444,000
      Deferred income taxes.......................        98,000       (331,000)
      Tax benefit from exercise of stock options..       248,000             --
  Changes in operating assets and liabilities:
      Restricted cash deposited in escrow.........            --        100,000
      Accounts receivable.........................    (9,895,000)    (4,399,000)
      Unbilled services...........................    (4,918,000)    (1,347,000)
      Other current assets........................      (176,000)      (489,000)
      Other assets................................      (112,000)      (197,000)
      Cash overdraft..............................            --        (83,000)
      Accounts payable............................       947,000     (1,074,000)
      Accrued payroll and related taxes...........       822,000       (754,000)
      Accrued expenses and other liabilities......      (194,000)       736,000
      Income taxes payable........................       366,000        535,000
                                                     -----------      ---------
        Net cash used in operating activities.....    (7,186,000)    (4,262,000)
                                                     -----------      ---------

Cash flows from investing activities:
  Purchases of equipment..........................    (2,477,000)    (1,143,000)
                                                     -----------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net          9,900,000     17,835,000
    of issuance costs.............................
  Proceeds from exercise of stock options.........       839,000             --
  Proceeds from subordinated debentures and
    warrants, net of issuance costs...............            --      5,888,000
  Repayment of subordinated debentures............            --     (6,000,000)
  Repurchase of common stock......................            --     (1,500,000)
  Repayments to factors, net......................            --     (3,343,000)
  Repayments of lines of credit, net..............            --        (45,000)
  Principal payments under capital leases.........        (6,000)       (22,000)
                                                     -----------     ----------
        Net cash provided by financing activities     10,733,000     12,813,000
                                                     -----------     ----------
  Effect of foreign currency exchange rate              (158,000)            --
    changes on cash...............................
        Net increase in cash and cash equivalents        912,000      7,408,000
Cash and cash equivalents at beginning of year...      7,479,000         71,000
                                                     -----------     ----------
Cash and cash equivalents at end of year..........   $ 8,391,000    $ 7,479,000
                                                     ===========     ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest..........................   $       --     $ 1,264,000
                                                    ============     ==========
  Cash paid for income taxes......................   $ 1,795,000    $       --
                                                    ============     ==========


                See notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Business

     Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of information technology services, including enterprise-wide business process solutions, systems integration and custom software development based on leading technologies. The Company markets its services to a wide variety of industries primarily in the United States. The majority of the Company's business is with large established companies, including consulting firms serving numerous industries.

Principles of Consolidation and Use of Estimates

     The accompanying financial statements include the accounts of Intelligroup, Inc. and its majority owned subsidiaries. Minority interests were not significant at December 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash  and  cash  equivalents   consist  of  investments  in  highly  liquid
short-term instruments, with maturities of three months or less from the date of purchase.

Equipment

     Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

Revenue Recognition

     The Company generates revenue from professional services rendered. Revenue is recognized as services are performed with the corresponding cost of providing those services reflected as cost of sales. Substantially all customers are billed on a per diem basis whereby actual time is charged directly to the customer. Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 1997 and 1996 represent services provided which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $765,000 and $590,000 in 1997 and 1996, respectively. Credit is granted to substantially all customers on an unsecured basis.

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

Stock-Based Compensation

     Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share impacts are provided as if the fair market value method had been applied.

Currency Translation

     Assets and liabilities relating to foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date; income and expenses are translated into U.S. dollars using monthly average exchange rates during the year. Translation adjustments associated with assets and liabilities are excluded from income and credited or charged directly to shareholders' equity. Translation adjustments for 1996 were not material.

Concentrations

     For the years ended December 31, 1997 and 1996, approximately 68% and 74% of revenue, respectively, was derived from projects in which the Company's personnel implemented software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 1998. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In February 1997, the Company achieved a National Logo Partner relationship with SAP. For the year ended December 31, 1997, approximately 14% of revenue was derived from projects in which the Company's personnel implemented software developed by Oracle.

     A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 1997 and 1996, 38% and 44%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     One customer accounted for approximately 11% and 13% of revenue in 1997 and 1996, respectively. Accounts receivable due from this customer was approximately $1,628,000 and $2,268,000 as of December 31, 1997 and 1996, respectively.
Another customer accounted for approximately 12% and 20% of revenue for 1997 and 1996, respectively. Accounts receivable due from this customer was approximately $2,049,000 and $988,000 as of December 31, 1997 and 1996, respectively.

Foreign Operations

     Revenues and identifiable assets from foreign operations were not significant in 1997 and 1996. During 1997, approximately $2,100,000 of income from operations was generated from foreign operations while during 1996 income from foreign operations was not significant.

Income Taxes

     The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings (approximately $1,855,000) considered to be permanently invested in foreign subsidiaries.

Earnings Per Share

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per share," which requires certain changes to the manner in which earnings per share ("EPS") is reported. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and, requires restatement of previously reported earnings per share. The computation of basic earnings per share and diluted earnings per share were as follows:

                                               1997                 1996
                                       ---------------------  -----------------

Net Income                                  $ 4,471,000           $  793,000
                                             ----------            ---------

Denominator:

   Weighted average number of common
   shares...........................         11,362,000            9,729,000
                                            -----------           ----------
   Basic earnings per share.........        $      0.39           $     0.08
                                             ==========            =========

Denominator:

   Weighted average number of common
   shares...........................         11,362,000            9,729,000
   Common share equivalents of
   outstanding stock options........            480,000            1,260,000
                                            -----------           ----------
Total shares........................         11,842,000           10,989,000
                                            -----------           ----------
Diluted earnings per share..........        $      0.38           $     0.07
                                             ==========            =========


Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised reporting and disclosure requirements for operating segments. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results from operations.

Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value.

Note 2 - Equipment

     Equipment consists of the following as of December 31:

                                                    1997               1996
                                              -----------------  ---------------
       Vehicles.............................    $   26,000         $   26,000
       Furniture............................       285,000             98,000
       Equipment............................     3,690,000          1,400,000
                                                ----------          ---------

                                                 4,001,000          1,524,000

       Less-Accumulated depreciation........      (635,000)          (243,000)
                                                ----------          ---------

                                                $3,366,000         $1,281,000
                                                ==========          =========

     Included in the above is $102,000 of equipment held under capital leases at December 31, 1997 and 1996. Depreciation expense was $392,000 and $144,000 in 1997 and 1996, respectively.

Note 3 - Lines of Credit and Subordinated Debentures

     In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one. The Bank also agreed to release the collateral securing the revolving line of credit if the Company meets certain financial criteria at December 31, 1997. At December 31, 1997, the Company failed to meet such certain financial criteria, and as a result, the Bank did not release the collateral securing the revolving line of credit. The Company has not utilized this credit facility since its inception.

     In March 1996, in anticipation of the debenture financing described below, the Company obtained a $750,000 line of credit, payable on demand, from a bank. The line of credit carried interest at the federal funds rate plus 1%. Borrowings under the line totaled $300,000 in April 1996, when the Company repaid all amounts outstanding under such line in connection with the debenture financing described below. The line of credit has been terminated in accordance with the terms of such debenture financing. The Company has not utilized this credit facility since its inception.

     In April 1996, the Company issued and sold five-year 9% subordinated debentures in the aggregate principal amount of $6.0 million to Summit Ventures IV, L.P. and Summit Investors III, L.P. The subordinated debentures were issued to raise funds for working capital and general corporate purposes, to repurchase from the then-current shareholders, Messrs. Pandey, Koneru and Valluripalli, an aggregate of 4,881,066 shares of Common Stock for an aggregate of $1.5 million, to repay approximately $300,000 outstanding under the $750,000 credit facility described above and to satisfy approximately $358,000 of cash overdrafts. Upon receipt of the net proceeds from the Company's initial public offering in October 1996, the Company prepaid approximately $6.3 million, representing all amounts outstanding under such debentures, including interest.

Note 4 - Loans Payable to Factors

     On October 20, 1995, the Company entered into a factoring agreement with a financing institution (the "Factor") under which the Company was required to offer all its trade accounts receivable to the Factor for financing; however, the Factor was not obligated to accept them. The agreement had a term of one year with automatic one-year renewals unless the Company or the Factor gave notice of cancellation. The Factor charged an administration fee of 0.75% on each invoice plus an additional 0.75% for each 15-day increment the invoice remained unpaid, to a maximum of 120 days, or 6.5%. If the amount of a factored receivable was not paid by reason of financial inability of the customer, the Company was not liable to reimburse the Factor. If, however, the Factor, through legal action or otherwise, settled, compromised or assigned the claim for any receivable, the amount of any reduction resulting from such settlement, compromise or assignment reduced the balance due to the Company. The Company used approximately $4.4 million of the net proceeds from the Company's initial public offering to repay loans from the Factor (See Note 8). The Factor agreement was terminated in October 1996.

Note 5 - Income Taxes

     Income tax attributable to income from continuing operations consists of the following:

                                                    1997              1996
                                              -----------------  ---------------

             Current:
               Federal.......................   $  1,384,000       $  631,000
               State.........................        389,000          200,000
               Foreign.......................        168,000               --
                                                 -----------        ---------
                                                   1,941,000          831,000
                                                 -----------        ---------

             Deferred:
               Federal.......................         76,000         (259,000)
               State.........................         22,000          (72,000)
                                                 -----------        ---------
                                                      98,000         (331,000)
                                                 -----------        ---------

             Total...........................   $  2,039,000       $  500,000
                                                 ===========        =========

     The provision for income taxes differs from the amount computed by applying the statutory rate of 35% to income before income taxes. The principal reasons for this difference are:

                                                        1997             1996
                                                  -----------------  -----------

       Tax at federal statutory rate.............        35%            35%
       Nondeductible expenses....................         1              1
       State income tax, net of federal benefit..         4             (3)
       Utilization of net operating loss                 --             (8)
         carryforwards...........................
       Foreign losses for which no benefit is            --              9
         available...............................
       Changes in valuation allowance............        (3)           (14)
       Foreign Operations taxed at less than
         U.S. statutory rate, primarily India....        (9)            --
       Other.....................................         3             --
                                                      ------         -----
       Effective tax rate........................        31%            20%
                                                      ======         =====

     In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income taxes will be due for such period.


     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities under SFAS No. 109 as of December 31, 1997 and 1996 are as follows:

                                                       1997              1996
                                                  --------------    ------------
       Deferred tax assets:
         Allowance for doubtful accounts.........    $ 327,000      $  224,000
         Certain accrued liabilities.............       77,000         146,000
         Net operating losses....................           --         131,000
         Other...................................           --          37,000
                                                      --------         -------
       Total deferred tax assets.................      404,000         538,000

       Deferred tax liability-accelerated              171,000              --
         depreciation............................

       Valuation allowance for deferred tax
         assets..................................           --       (207,000)
                                                      --------       ---------

       Net deferred tax assets...................    $ 233,000      $ 331,000
                                                      ========        ========

     Realization of the net deferred tax assets is dependent on the timing of the reversal of temporary differences. Although realization is not assured, management believes it is more likely than not, that the 1997 net deferred tax assets will be realized. The Company reduced their valuation allowance in 1997 and 1996. The 1996 reduction was as a result of current and anticipated future profitability. The Company's 1996 valuation allowance related primarily to the net operating loss of a foreign subsidiary which was not yet profitable, however, such subsidiary was able to utilize their net operating loss in 1997.

Note 6 - Commitments and Contingencies

Employment Agreements

     As of December 31, 1997, the Company had two year employment agreements with five key employees with remaining aggregate compensation of approximately $360,000.

Payroll and Related Taxes

     As of December 31, 1995, the Company had $1,000,000 included in accrued payroll and taxes resulting from unpaid federal and state payroll taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service ("IRS") on June 5, 1996, the IRS issued an audit assessment to the Company for $814,000 which had been included in the above accrual. The assessment was paid in 1996. The Company's principal shareholders have agreed to indemnify the Company for any and all losses which the Company may sustain in excess of the amounts accrued as of December 31, 1995 arising from or relating to federal or state tax, interest or penalty payment obligations, net of any tax benefits realized by the Company, resulting from the subject matter discussed above.

Leases

     The Company leases office space and office equipment under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997. Future minimum aggregate annual lease payments are as follows:

        For the Years Ending December 31,       Capital       Operating
       ------------------------------------  -------------  -------------
       1998..............................      $20,000       $493,000
       1999..............................       20,000        456,000
       2000..............................       20,000        258,000
       2001..............................       20,000        260,000
       2002..............................           --        228,000
                                               -------
                                                80,000
       Less-Interest.....................       (9,000)
                                               -------
                                                71,000
        Less-Current portion..............     (20,000)
                                               -------
                                              $ 51,000
                                               ========

     The Company is in the process of finalizing a ten year lease for its new corporate headquarters. Annual rent expense is anticipated to approximate $1,200,000. Rent expense for the years ended December 31, 1997 and 1996 was $388,000 and $176,000, respectively.

Legal

     The Company is engaged in certain other legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Note 7 - Stock Option Plans and Warrants

     The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Option Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 1,590,000 shares of Common Stock have been reserved for issuance under the plans. Subsequent to December 31, 1997, the Company granted options to purchase an aggregate of 226,850 shares of its Common Stock to certain employees at a weighted average exercise price of $16.12 per share. All of the options issued pursuant to these plans expire ten years from the date of grant.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 62% and 41%, risk-free interest rate of 7.0% and 5.6%; and expected lives of 4.5 and 3.1 years, in 1997 and 1996, respectively. The weighted average fair value of options granted during 1997 and 1996 was $6.96 and $2.93, respectively.

                                                 Weighted
                               Number of          Average
                                Shares        Exercise Price
---------------------------------------------------------------
Options Outstanding,
   December 31, 1995                  --                --
Granted                          580,000              8.38
Canceled                         (8,200)              8.00
---------------------------------------------------------------
Options Outstanding,
   December 31, 1996
   (none exercisable)            571,800              8.39
Granted                          647,640             11.52
Exercised                      (102,381)              8.20
Canceled                        (74,113)              9.78
---------------------------------------------------------------
Options Outstanding,
   December 31, 1997
   (93,674 exercisable)        1,042,946             10.25
                               =========             =====

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                  Outstanding                        Exercisable
                  -----------                        -----------

                             Weighted     Weighted                   Weighted
  Exercise     Number of     Average       Average     Number of     Average
 Price Range     shares     Remaining     Exercise       shares      Exercise
                             Life (in       Price                     Price
                              years)
--------------------------------------------------------------------------------
$8 to 10         398,306        8.6         $8.20        73,402        $8.22
$10 to 12        554,440        9.3        $10.82        16,272       $10.99
$12 to 15         50,200        9.4        $13.33         4,000       $12.13
$15 to 22         40,000        9.8        $18.92            --           --
$8 to 22       1,042,946        9.0        $10.25        93,674        $8.87


     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value option pricing method of accounting, the tax-effective impact would be as follows:


                                        1997                     1996
--------------------------------------------------------------------------------
Net income:
   as reported                    $ 4,471,000              $  793,000
   pro forma                      $ 3,469,000              $  434,000
--------------------------------------------------------------------------------
Basic Earnings per Share:
   as reported                          $0.39                   $0.08
   pro forma                            $0.31                   $0.04
--------------------------------------------------------------------------------
Diluted Earnings per Share:
   as reported                          $0.38                   $0.07
   pro forma                            $0.29                   $0.04


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

     The Company's initial public offering for the sale of 2,050,000 shares of its Common Stock became effective on September 26, 1996 and the net proceeds of approximately $19,065,000 (before deducting expenses of the offering paid by the Company) were received on October 2, 1996. A portion of the net proceeds was used to prepay subordinated debentures and repay other debt (See Notes 3 and 4).

     On July 2, 1997, the Company consummated a follow-on public offering (the "Offering") of 1,000,000 shares of its Common Stock at a price to the public of $9.50 per share. On July 15, 1997 and as part of the Offering, an additional 150,000 shares at $9.50 per share were issued and sold by the Company to cover over-allotments. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9,900,000.