Form 10-Q
period 1998-03-31
INTELLIGROUP INC
filed 1998-05-15
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-20943

                               Intelligroup, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

                                 (732) 750-1600
                         ------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:     X*                    No:
                            ---                         ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998:

Class                                                           Number of Shares
-----                                                           ----------------
Common Stock, $.01 par value                                       12,025,029

--------
* Prior to this filing, the Registrant was a "small business issuer" filing all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 pursuant to Regulation S-B. Commencing with this filing, the Registrant is filing such reports in compliance with Regulation S-K.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements.......................    1

               Consolidated Balance Sheets
               as of March 31, 1998 (unaudited)
               and December 31, 1997 ..................................    2

               Consolidated Statements of Income
               for the Three Months Ended
               March 31, 1998 and 1997 (unaudited).....................    3

               Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1998 and 1997 (unaudited).....................    4

               Notes to Consolidated Financial Statements (unaudited)..    5

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition ..........    7

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings.......................................   13

       Item 5. Other Information.......................................   14

       Item 6. Exhibits and Reports on Form 8-K........................   15

SIGNATURES.............................................................   16

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                                                 INTELLIGROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                March 31, 1998 and December 31, 1997


                                                                                     March 31,    December 31,
                                                                                       1998           1997
                                                                                    ----------    ------------
                                                                                    (unaudited)

                                 Assets

Current Assets:
     Cash and cash equivalents ...............................................   $  3,425,000    $  8,391,000
     Accounts receivable, less allowance for doubtful accounts of $1,088,000
         at March 31, 1998 and $799,000 at December 31, 1997, respectively ...     21,424,000      17,668,000
     Unbilled services .......................................................      9,339,000       7,834,000
     Deferred income taxes ...................................................        404,000         404,000
     Other current assets ....................................................      1,164,000         668,000
                                                                                 ------------    ------------

         Total current assets ................................................     35,756,000      34,965,000
Equipment, net ...............................................................      5,153,000       3,366,000
Other assets .................................................................      1,219,000         337,000
                                                                                 ------------    ------------
                                                                                 $ 42,128,000    $ 38,668,000
                                                                                 ============    ============

                  Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ........................................................   $  1,974,000    $  1,353,000
     Accrued payroll and related taxes .......................................      3,076,000       2,636,000
     Accrued expenses and other liabilities ..................................      1,605,000       1,074,000
     Income taxes payable ....................................................        697,000         901,000
     Current portion of obligations under capital leases .....................         20,000          20,000
                                                                                 ------------    ------------

         Total current liabilities ...........................................      7,372,000       5,984,000
                                                                                 ------------    ------------
Obligations under capital leases, less current portion .......................         51,000          51,000
                                                                                 ------------    ------------

Deferred income taxes ........................................................        171,000         171,000
                                                                                 ------------    ------------

Commitments and contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
         or outstanding ......................................................           --              --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         12,022,498 and 11,987,981 shares issued and outstanding at
         March 31, 1998 and December 31, 1997, respectively ..................        120,000         120,000
     Additional paid-in capital ..............................................     30,477,000      30,175,000
     Retained earnings .......................................................      4,167,000       2,325,000
     Currency translation adjustments ........................................       (230,000)       (158,000)
                                                                                 ------------    ------------
         Total shareholders' equity ..........................................     34,534,000      32,462,000
                                                                                 ------------    ------------
                                                                                 $ 42,128,000    $ 38,668,000
                                                                                 ============    ============

                                    See accompanying notes to consolidated financial statements.



                                                INTELLIGROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                         For the Three Months Ended March 31, 1998 and 1997
                                                            (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                         1998            1997
                                                                                     ------------    -----------

Revenue ..........................................................................   $ 27,323,000    $15,738,000

Cost of sales ....................................................................     17,943,000     11,336,000
                                                                                     ------------    -----------

     Gross profit ................................................................      9,380,000      4,402,000

Selling, general and administrative expenses                                            6,891,000      3,086,000
                                                                                      -----------    -----------

     Operating income ............................................................      2,489,000      1,316,000

Interest income ..................................................................         80,000         79,000
                                                                                     ------------    -----------

Income before provision for income taxes .........................................      2,569,000      1,395,000

Provision for income taxes .......................................................        727,000        558,000
                                                                                     ------------    -----------

Net income .......................................................................   $  1,842,000    $   837,000
                                                                                     ============    ===========

Earnings per share:

     Basic earnings per share:
          Net income per share ...................................................   $       0.15    $      0.08
                                                                                     ============    ===========

          Weighted average number of common shares - Basic .......................     11,997,000     10,736,000
                                                                                     ============    ===========

     Diluted earnings per share:
          Net income per share ...................................................   $       0.15    $      0.08
                                                                                     ============    ===========

          Weighted average number of common shares - Diluted .....................     12,419,000     10,889,000
                                                                                     ============    ===========

Comprehensive Income
--------------------
Net income .......................................................................   $  1,842,000    $   837,000

Other comprehensive income -
Currency translation adjustments .................................................        (72,000)            --
                                                                                     ------------    -----------

Comprehensive income .............................................................   $  1,770,000    $   837,000
                                                                                     ============    ===========


                                                 INTELLIGROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 1998 and 1997
                                                             (unaudited)

                                                                                         March 31,             March 31,
                                                                                           1998                  1997
                                                                                      -------------         -------------
Cash flows from operating activities:
     Net income...................................................................... $   1,842,000         $     837,000
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization................................................      195,000                56,000
         Provision for doubtful accounts..............................................      250,000                    --
     Changes in operating assets and liabilities:
         Accounts receivable..........................................................   (4,006,000)            1,647,000
         Unbilled services............................................................   (1,505,000)           (3,113,000)
         Other current assets.........................................................     (496,000)             (137,000)
         Other assets.................................................................     (882,000)             (149,000)
         Accounts payable.............................................................      621,000               247,000
         Accrued payroll and related taxes............................................      440,000               265,000
         Accrued expenses and other liabilities.......................................      531,000              (720,000)
         Income taxes payable......................................................        (204,000)              (31,000)
                                                                                      --------------        --------------
             Net cash used in operating activities.................................      (3,214,000)           (1,098,000)
                                                                                      --------------        -------------

Cash flows from investing activities:
     Purchase of equipment........................................................       (1,982,000)           (1,047,000)
                                                                                      --------------        -------------

Cash flows from financing activities:
     Proceeds from exercise of stock options..........................................      302,000                    --
     Principal payments under capital leases.......................................              --                (4,000)
                                                                                      -------------         -------------
             Net cash provided by (used in) financing activities...................         302,000                (4,000)
                                                                                      -------------         -------------
     Effect of foreign currency exchange rate changes on cash......................         (72,000)                   --
                                                                                      --------------        -------------
             Net decrease in cash and cash equivalents ...............................   (4,966,000)           (2,149,000)
Cash and cash equivalents at beginning of period...................................       8,391,000             7,479,000
                                                                                      -------------         -------------
Cash and cash equivalents at end of period............................................  $ 3,425,000         $   5,330,000
                                                                                        ===========         =============

Supplemental disclosures of cash flow information:

     Cash paid for income taxes.......................................................  $   933,000         $     586,000
                                                                                        ===========         =============


                                    See accompanying notes to consolidated financial statements.


                       INTELLIGROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) BASIS OF PRESENTATION

         The consolidated financial statements and accompanying financial information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-KSB.

         Results for interim periods are not necessarily indicative of results for the entire year.

(2) EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which has replaced the former rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The Company has adopted SFAS 128 and, as required by the standard, has restated all prior period earnings per share data. The Company's new earnings per share amounts as calculated under SFAS 128 are not materially different from those computed under the former accounting standard.

         A   reconciliation   of  weighted   average  number  of  common  shares
outstanding to weighted average common shares outstanding assuming dilution is as follows as of March 31-

                                                      1998               1997
                                                      ----               ----
Weighted average number of common shares           11,997,000         10,736,000
Common share equivalents of outstanding               422,000            153,000
stock options                                      ----------         ----------

Weighted average number of common shares           12,419,000         10,889,000
assuming dilution                                  ==========         ==========

         Stock options outstanding at March 31, 1998 to purchase 30,000 shares of common stock were not included in the computation of earnings per share assuming dilution because the options' exercise prices were greater than the average price of the common shares.

(3) COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised reporting and disclosure requirements for operating segments. These standards increase financial reporting disclosures and have no impact on the Company's financial position or results from operations.

(4) LEGAL PROCEEDINGS

         The Company is engaged in certain legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

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

         The Company recently has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services, however, none of these projects is currently material to the Company's business, financial condition and results of operations. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will likely be required to offer fixed price projects to a greater degree. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 1998 and the year ended December 31, 1997, the Company's ten largest customers accounted for in the aggregate of approximately 45% and 54% of its revenue, respectively. During the three months ended March 31, 1998, Bristol-Myers Squibb accounted for more than 10% of revenue. During the year ended December 31, 1997, Price Waterhouse LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. For the three months ended March 31, 1998 and the year ended December 31, 1997, 35% and 38% of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the three months ended March 31, 1998 and the year ended December 31, 1997, 68% of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the three months ended March 31, 1998 and the year ended December 31, 1997, 14% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. During the three months ended March 31, 1998, approximately 42% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 33% during the year ended December 31, 1997.

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

         Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an Advanced Development Center (the "ADC") in India, and in 1995 established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and 4SIGHT and 4SIGHTplus, its proprietary accelerated implementation methodology and toolset. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff. The

Company employed 144 such personnel as of March 31, 1998, as compared to 59 such personnel as of March 31, 1997. During 1997, the Company opened sales and operations offices in Atlanta, Boston and Dallas. In addition to the ADC and sales offices in India, the Company also has offices in, Australia, Denmark, New Zealand, Singapore and the United Kingdom. The Company has reviewed the adequacy of its leased facilities in light of its expanded staff. The Company has executed a lease for approximately 48,475 square feet, in Edison, New Jersey for an initial term of 10 years. The Company expects to move its headquarters to such location in the summer of 1998. The Company expects to be able to sublet its current headquarters for the remainder of the term of its sublease, which expires November 15, 1999; however, there is no assurance that the Company will be able to find a subtenant.

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (e) levels of market acceptance for the Company's services, (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase;
(iv) the Company's ability to maintain an effective  internal control structure;
(v) the Company's limited operating history within its current line of business;
(vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Logo Partner; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) the progress the Company may have at continuing to diversify its offerings, including growth in its Oracle, Baan and PeopleSoft services; (xiii) uncertainties resulting from pending litigation matters and from potential administrative and regulatory immigration and tax law matters; and (xiv) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

Results of Operations

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                                                       Percentage of Revenue
                                                                                    Three Months Ended March 31,
                                                                                      1998               1997
                                                                                      ----               ----
Revenue......................................................................           100%              100.0%
Cost of sales................................................................           65.7               72.0
                                                                                     -------            -------
    Gross profit.............................................................           34.3               28.0
Selling, general and administrative expenses.................................           25.2               19.6
                                                                                     -------            -------
    Operating income.........................................................            9.1                8.4
Interest income..............................................................            0.3                0.5
                                                                                     -------            -------
Income before provision for income taxes.....................................            9.4                8.9
Provision for income taxes...................................................            2.7                3.6
                                                                                     -------            -------
Net income                                                                               6.7%               5.3%
                                                                                     =======            =======

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenue. Revenue increased by 73.9%, or $11.6 million, from $15.7 million during the three months ended March 31, 1997 to $27.3 million during the three months ended March 31, 1998. This increase was attributable primarily to increased demand for the Company's SAP-related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

         Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 58.4%,or $6.6 million, from $11.3 million during the three months ended March 31, 1997 to $17.9 million during the three months ended March 31, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 113.6%, or $5.0 million, from $4.4 million during the three months ended March 31, 1997 to $9.4 million during the three months ended March 31, 1998. Gross profit margin increased from 28.0% of revenue during the three months ended March 31, 1997 to 34.3% of revenue during the three months ended March 31, 1998. The increase in such gross profit margin was attributable to the increase in implementation service projects, an increase in utilization of the ADC and improved billing margins.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales personnel compensation, travel and entertainment, some of the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 122.6%, or $3.8 million, from $3.1 million during the three months ended March 31, 1997 to $6.9 million during the three months ended March 31, 1998, and increased as a percentage of revenue from 19.6% to 25.2% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services and an increase in the provision for doubtful accounts.

         Interest income. Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

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

         Cash used in operating activities was $3.2 million during the three months ended March 31, 1998, resulting primarily from the growth in accounts receivable and unbilled services. Cash used in operating activities for the three months ended March 31, 1997 was $1.1 million.

         The Company had working capital of $28.4 million at March 31, 1998 and $29.0 million at December 31, 1997.

         The Company invested $2.0 million and $1.0 million in computer equipment and furniture during the three months ended March 31, 1998 and 1997, respectively. The Company has outstanding commitments of $800,000 related to furniture and fixtures for the new headquarters in Edison, New Jersey. Of this amount, $200,000 was paid subsequent to March 31, 1998.

         In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. As of March 31, 1998, the Company is in compliance with debt covenants. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one.

         As of March 31, 1998, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

         The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next 12 months.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

         On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998, and is still in the process of evaluating the merits of the claims. The Company has obtained an extension of time in which to file an answer to the plaintiff's complaint. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

         There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


Item 5.  Other Information.

         On February 27, 1998, Robert M. Olanoff resigned as Chief Financial Officer and as an employee of the Company.

         On March 31, 1998,  Sophien Bennaceur resigned as Senior Vice President
- North American Operations and as an employee of the Company.

         On April 29, 1998, Stephen A. Carns was appointed President and Chief Executive Officer of the Company. Mr. Carns, 52, has approximately 30 years of executive management experience in professional services companies. He joined the Company as General Manager in 1998. From 1995 until joining the Company, Mr. Carns served as President of TLB Enterprises, LLC. Prior to that, from 1994 until 1995, Mr. Carns served as Executive Vice President of Unisys Corporation, responsible for world wide operations at Unisys Corporation . From 1992 until 1994, Mr. Carns served as President and Chief Operating Officer of Systematics, Inc., an international outsourcing firm. Prior to joining Systematics, from 1990 until 1992, he served as President and Chief Operating Officer of Cap Gemini America, a computer services and business consultancy company.

         On April 29, 1998, Gerard E. Dorsey was appointed Senior Vice President
- Finance and Chief Financial Officer of the Company. Mr. Dorsey, 51, has 25 years of CFO, treasury and accounting experience. Most recently, he served as Senior Vice President-Finance and Chief Financial Officer of Ariel Corporation, a data communications company. Prior to joining Ariel Corporation, from 1991 until 1995, Mr. Dorsey served as Chief Financial Officer of Information Management Technologies Corporation, a printing and office services outsourcing company. From 1987 until 1990, Mr.Dorsey served as Treasurer of Loral Corporation.

         At the same time, Ashok Pandey, Rajkumar Koneru and Nagarjun Valluripalli were named as Co-Chairmen of the Board. Mr. Pandey will no longer serve as President of Corporate Services and Acting Chief Financial Officer, but instead, will be responsible for strategic planning, market research and methods and tools. Mr. Koneru will no longer serve as President of U.S. Operations, but instead, will manage application outsourcing, new business development and mergers and acquisitions. Mr. Valluripalli will continue to serve as President of International Operations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1 Lease Agreement between Alfieri-Parkway Associates, as Landlord and Intelligroup, Inc., as Tenant, dated March 17, 1998.

                  10.2 Employment Agreement dated April 22, 1998 between the Company and Gerard E. Dorsey.

                  10.3 Employment Agreement dated April 27, 1998 between the Company and Stephen A. Carns.

                  27.1 Financial Data Schedule for the period ended March 31, 1998.

                  27.2 Restated Financial Data Schedule - EPS for the year ended December 31, 1997.

                  27.3 Restated Financial Data Schedule - EPS for the period ended September 30, 1997.

                  27.4 Restated Financial Data Schedule - EPS for the period ended June 30, 1997.

                  27.5 Restated Financial Data Schedule - EPS for the period ended March 31, 1997.

                  27.6 Restated Financial Data Schedule - EPS for the year ended December 31, 1996.

                  27.7 Restated Financial Data Schedule - EPS for the period ended September 30, 1996.

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed. Subsequent to the end of the quarter, however, on May 4, 1998, the Company filed a report on Form 8-K to disclose certain management changes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Intelligroup, Inc.


DATE:      May 15, 1998                    By:      /s/ Stephen A. Carns
                                              --------------------------
                                           Stephen A. Carns,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE:      May 15, 1998                    By:      /s/ Gerard E. Dorsey
                                              --------------------------
                                           Gerard E. Dorsey,
                                           Senior Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)