Form 10-Q
period 1998-06-30
INTELLIGROUP INC
filed 1998-08-13
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                           Commission File No. 0-20943

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

                        Yes:  X                No:
                             ---                  ---
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 3, 1998:

     Class                                                      Number of Shares
     -----                                                      ----------------
Common Stock, $.01 par value                                       12,587,258

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements.......................    1

               Consolidated Balance Sheets
               as of June 30, 1998 (unaudited)
               and December 31, 1997 ..................................    2

               Consolidated Statements of Income and Comprehensive
               Income for the Three Months Ended
               June 30, 1998 and 1997 (unaudited)......................    3

               Consolidated Statements of Cash Flows
               for the Three Months Ended
               June 30, 1998 and 1997 (unaudited)......................    4

               Notes to Consolidated Financial Statements (unaudited)..    5

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition ..........    7

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings.......................................   15

       Item 2. Changes in Securities and Use of Proceeds...............   16

       Item 4. Submission of Matters to a Vote of Security Holders.....   17

       Item 5. Other Information.......................................   18

       Item 6. Exhibits and Reports on Form 8-K........................   19

SIGNATURES.............................................................   20

                          PART I. FINANCIAL INFORMATION

                   Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997


                                                                                                   June 30,          December 31,
                                                                                                     1998                1997
                                                                                                 -----------         ------------
                                                                                                 (unaudited)

                                 Assets
Current Assets:
     Cash and cash equivalents ...........................................................       $  2,610,000        $  8,391,000
     Accounts receivable, less allowance for doubtful accounts of $1,470,000
         at June 30, 1998 and $799,000 at December 31, 1997 ..............................         27,341,000          17,668,000
     Unbilled services ...................................................................          8,915,000           7,834,000
     Deferred income taxes ...............................................................            404,000             404,000
     Other current assets ................................................................          1,768,000             668,000
                                                                                                 ------------        ------------
         Total current assets ............................................................         41,038,000          34,965,000

Equipment, net ...........................................................................          5,738,000           3,366,000
Cost in excess of fair value of net assets acquired, net .................................          4,458,000                  --
Other assets .............................................................................          1,230,000             337,000
                                                                                                 ------------        ------------
                                                                                                 $ 52,464,000        $ 38,668,000
                                                                                                 ============        ============

                  Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ....................................................................       $  3,294,000        $  1,353,000
     Accrued payroll and related taxes ...................................................          3,959,000           2,636,000
     Accrued expenses and other liabilities ..............................................          4,476,000           1,074,000
     Income taxes payable ................................................................            767,000             901,000
     Current portion of obligations under capital leases .................................             21,000              20,000
                                                                                                 ------------        ------------
         Total current liabilities .......................................................         12,517,000           5,984,000


Obligations under capital leases, less current portion ...................................             26,000              51,000

Deferred income taxes ....................................................................            203,000             171,000

Commitments and contingencies ............................................................                 --                  --

Shareholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
         or outstanding ..................................................................                 --                  --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         12,571,392 and 11,987,981 shares issued and outstanding at
         June 30, 1998 and December 31, 1997, respectively ...............................            126,000             120,000
     Additional paid-in capital ..........................................................         33,682,000          30,175,000
     Retained earnings ...................................................................          6,429,000           2,325,000
     Currency translation adjustments ....................................................           (519,000)           (158,000)
                                                                                                 ------------        ------------
         Total shareholders' equity ......................................................         39,718,000          32,462,000
                                                                                                 ------------        ------------
                                                                                                 $ 52,464,000        $ 38,668,000
                                                                                                 ============        ============

                                   See accompanying notes to consolidated financial statements.


                       INTELLIGROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three Months and Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                Three Months Ended  June 30,           Six Months Ended June 30,
                                                              -------------------------------      -------------------------------
                                                                  1998                1997              1998                1997
                                                              ------------       ------------      ------------       ------------
Revenue ................................................      $ 32,798,000       $ 19,155,000      $ 60,121,000       $ 34,893,000
Cost of sales ..........................................        20,531,000         12,956,000        38,474,000         24,292,000
                                                              ------------       ------------      ------------       ------------
         Gross profit ..................................        12,267,000          6,199,000        21,647,000         10,601,000

Selling, general and administrative expenses ...........         8,727,000          4,389,000        15,619,000          7,474,000
Acquisition expenses ...................................           434,000               --             434,000               --
                                                              ------------       ------------      ------------       ------------
         Operating expenses ............................         9,161,000          4,389,000        16,053,000          7,474,000
                                                              ------------       ------------      ------------       ------------

         Operating income ..............................         3,106,000          1,810,000         5,594,000          3,127,000

Interest income ........................................            21,000             44,000           101,000            122,000
                                                              ------------       ------------      ------------       ------------

Income before provision for income taxes ...............         3,127,000          1,854,000         5,695,000          3,249,000

Provision for income taxes .............................           943,000            686,000         1,669,000          1,245,000
                                                              ------------       ------------      ------------       ------------

Net income .............................................      $  2,184,000       $  1,168,000      $  4,026,000       $  2,004,000
                                                              ============       ============      ============       ============

Earnings per share:
     Basic earnings per share:
             Net income per share ......................      $       0.18       $       0.11      $       0.33       $       0.19
                                                              ============       ============      ============       ============


         Weighted average number of
          common shares - Basic ........................        12,290,000         10,787,000        12,145,000         10,761,000
                                                              ============       ============      ============       ============

     Diluted earnings per share:
             Net income per share ......................      $       0.17       $       0.11      $       0.32       $       0.18
                                                              ============       ============      ============       ============

         Weighted average number of
          common shares - Diluted ......................        12,714,000         10,884,000        12,565,000         10,859,000
                                                              ============       ============      ============       ============

Comprehensive Income

Net income .............................................      $  2,184,000       $  1,168,000      $  4,026,000       $  2,004,000

Other comprehensive income -
         Currency translation adjustments ..............          (289,000)                --          (361,000)                --
                                                              ------------       ------------      ------------       ------------

Comprehensive income ...................................      $  1,895,000       $  1,168,000      $  3,665,000       $  2,004,000
                                                              ============       ============      ============       ============

          See accompanying notes to consolidated financial statements.


                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                                 June 30,          June 30,
                                                                                   1998              1997

Cash flows from operating activities:
     Net income ........................................................       $ 4,026,000        $ 2,004,000
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization .................................           425,000            182,000
         Provision for doubtful accounts ...............................           610,000             75,000
         Deferred income taxes .........................................            32,000                 --
     Changes in operating assets and liabilities:
         Accounts receivable ...........................................        (9,149,000)        (3,284,000)
         Unbilled services .............................................        (1,060,000)        (2,533,000)
         Other current assets ..........................................        (1,076,000)          (154,000)
         Other assets ..................................................          (894,000)          (217,000)
         Accounts payable ..............................................         1,649,000            481,000
         Accrued payroll and related taxes .............................         1,323,000            749,000
         Accrued expenses and other liabilities ........................         1,484,000           (385,000)
         Income taxes payable ..........................................          (440,000)          (535,000)
                                                                               -----------        -----------
             Net cash used in operating activities .....................        (3,070,000)        (3,617,000)

Cash flows from investing activities:
     Purchase of equipment .............................................        (2,708,000)        (1,562,000)

Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................           382,000            342,000
     Principal payments under capital leases ...........................           (24,000)            (4,000)
                                                                               -----------        -----------
             Net cash provided by financing activities .................           358,000            338,000

     Effect of foreign currency exchange rate changes on cash ..........          (361,000)                --
                                                                               -----------        -----------
             Net decrease in cash and cash equivalents .................        (5,781,000)        (4,841,000)
Cash and cash equivalents at beginning of period .......................         8,391,000          7,479,000
                                                                               -----------        -----------
Cash and cash equivalents at end of period .............................       $ 2,610,000        $ 2,638,000
                                                                               ===========        ===========

                       INTELLIGROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation
-------------------------


         The consolidated financial statements and accompanying financial information as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-KSB.

         Results for interim periods are not necessarily indicative of results for the entire year.

(2) Earnings Per Share
----------------------

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which has replaced the former rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The Company has adopted SFAS 128 and, as required by the standard, has restated all prior period earnings per share data. The Company's new earnings per share amounts as calculated under SFAS 128 are not materially different from those computed under the former accounting standard.

         A   reconciliation   of  weighted   average  number  of  common  shares
outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                      ---------------------------     -------------------------
                                                           1998         1997             1998           1997
                                                           ----         ----             ----           ----
Weighted average number of common
shares                                                 12,290,000     10,787,000     12,145,000     10,761,000
Common share equivalents of outstanding
stock options                                             424,000         97,000        420,000         98,000
                                                       ----------     ----------     ----------     ----------
Weighted average number of common
shares assuming dilution                               12,714,000     10,884,000     12,565,000     10,859,000
                                                       ==========     ==========     ==========     ==========


         Certain stock options outstanding at June 30, 1998 were not included in the computations of earnings per share assuming dilution because the options' exercise prices were greater than the average price of the common shares.

(3) Comprehensive Income
------------------------

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

(4) Acquisitions
----------------

         On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. The acquisition of CPI Consulting Limited was accounted for utilizing purchase accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3.1 million, and a future liability to the sellers predicated upon operating results for the balance of 1998, which is currently estimated at $1.2 million. The excess of purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $4.5 million, which was recorded at the time of the purchase.

         On May 21, 1998, the Company acquired all of the outstanding share capital of CPI Resources Limited. The acquisition of CPI Resources Limited was accounted for as a pooling of interests. Prior year results have not been restated due to immateriality. As consideration for this acquisition, the Company issued 371,000 shares of the Company's Common Stock. At the time of the acquisition, CPI Resources Limited owned seventy percent of the outstanding share capital of CPI Consulting Limited. In connection with this acquisition, the Company incurred one-time costs of $434,000.

Item 2.     Management's  Discussion  and  Analysis of Results of Operations and
------      Financial Condition.
            --------------------------------------------------------------------
General
-------

         The Company provides a wide range of information technology services, including enterprise-wide business process solutions, internet applications services, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became an SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. The Company's current contract with SAP expires on December 31, 1998 and provides for an automatic one-year renewal period unless either party provides at least six weeks prior written notice of its intention not to renew. This agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved AcceleratedSAP Partner Status with SAP by meeting certain performance criteria established by SAP. Also, in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft. In September 1997, the Company was awarded an international consulting partnership status by Baan. The Company recently expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications

         The Company generates revenue from professional services rendered to customers. Revenue is recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. The Company provides its services directly to end-user organizations or as a member of a consulting team assembled by another information technology consulting firm to Fortune 1000 and other large and mid-sized companies. The Company generally bills its customers semi-monthly for the services provided by its consultants at contracted rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

         The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services, however, none of these projects is currently material to the Company's business, financial condition and results of operations. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto, and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 1998 and the year ended December 31, 1997, the Company's ten largest customers accounted for in the aggregate approximately 44% and 54% of its revenue, respectively. During the six months ended June 30, 1998, Bristol-Myers Squibb accounted for more than 10% of revenue. During the year ended December 31, 1997, PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) and Bristol-Myers Squibb each accounted for more than 10% of revenue. For the six months ended June 30, 1998 and the year ended December 31, 1997, 36% and 38% of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the six months ended June 30, 1998 and the year ended December 31, 1997, 65% and 68% of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. Of the Company's total revenue for each respective period, 14% was derived from projects in which the Company implemented software developed by Oracle. During the six months ended June 30, 1998, approximately 48% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 33% during the year ended December 31, 1997.

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

         Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an Advanced Development Center (the "ADC") in India, and in 1995 established a sales office in Northern California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and its proprietary accelerated implementation methodology and toolset. Commencing in 1995, the Company has been increasing its sales force and its marketing, finance, accounting and administrative staff.

         The Company currently maintains sales and operations offices in Chicago, Detroit, Foster City (California), Reston (Virginia) and Washington, D.C. In addition to the ADC and sales offices in India, the Company also has offices in, Australia, Denmark, Japan, New Zealand, Singapore and the United Kingdom. The Company has reviewed the adequacy of its leased facilities in light of its expanded staff and has executed a lease for approximately 48,475 square feet, in Edison, New Jersey for an initial term of 10 years. The Company expects to move its headquarters to such location in September 1998. The Company expects to be able to sublet its current headquarters for the remainder of the term of its sublease, which expires November 15, 1999; and is currently negotiating a sub-lease agreement which it expects will become effective in September.

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

Results of Operations
---------------------

         The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                         Percentage of Revenue
                                         -------------------------------------------------------
                                         Three Months Ended June 30,   Six Months Ended June 30,
                                         ---------------------------   -------------------------
                                                          1998        1997       1998      1997
                                                         ------      ------     ------    ------
Revenue ...........................................       100.0%     100.0%     100.0%     100.0%
Cost of sales .....................................        62.6       67.6       64.0       69.6
                                                          -----      -----      -----      -----
    Gross profit ..................................        37.4       32.4       36.0       30.4
Selling, general and administrative
expenses ..........................................        26.6       22.9       26.0       21.4
Acquisition expenses ..............................         1.3         --        0.7         --
                                                          -----      -----      -----      -----
    Operating income ..............................         9.5        9.5        9.3        9.0
Interest income ...................................         0.0        0.2        0.2        0.3
                                                          -----      -----      -----      -----
Income before provision for income taxes ..........         9.5        9.7        9.5        9.3
Provision for income taxes ........................         2.8        3.6        2.8        3.6
                                                          -----      -----      -----      -----
Net income ........................................         6.7%       6.1%       6.7%       5.7%
                                                          =====      =====      =====      =====


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

         Revenue. Revenue increased by 71.2%, or $13.6 million, from $19.2 million during the three months ended June 30, 1997 to $32.8 million during the three months ended June 30, 1998. This increase was attributable primarily to increased demand for the Company's SAP-related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

         Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 58.5%, or $7.6 million, from $13.0 million during the three months ended June 30, 1997 to $20.5 million during the three months ended June 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 97.9%, or $6.1 million, from $6.2 million during the three months ended June 30, 1997 to $12.3 million during the three months ended June 30, 1998. Gross profit margin increased from 32.4% of revenue during the three months ended June 30, 1997 to 37.4% of revenue during the three months ended June 30, 1998. The increase in such gross profit margin was attributable to the increase in implementation service projects, an increase in utilization and improved billing margins.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales personnel compensation, travel and entertainment, some of the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 98.8%, or $4.3 million, from $4.4 million during the three months ended June 30, 1997 to $8.7 million during the three months ended June 30, 1998, and increased as a percentage of revenue from 22.9% to 26.6% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services and an increase in the provision for doubtful accounts.

         Acquisition expense. During the three months ended June 30, 1998, the Company incurred costs of $434,000 in connection with the acquisition of CPI Resources Limited, which was accounted for as a pooling of interests. These costs primarily consisted of professional fees associated with the acquisition.

         Interest income. Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

         Provision for Income Taxes. The Company's effective tax rate was 30% and 37% for the three months ended June 30, 1998, and June 30, 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended June 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 11%, while the effect was not significant in the three months ended June 30, 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

         Revenue. Revenue increased by 72.3%, or $25.2 million, from $34.9 million during the six months ended June 30, 1997 to $60.1 million during the six months ended June 30, 1998. This increase was attributable primarily to increased demand for the Company's SAP-related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

         Gross profit. The Company's cost of sales increased by 58.4%, or $14.2 million, from $24.3 million during the six months ended June 30, 1997 to $38.5 million during the six months ended June 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 104.2% or $11.0 million, from $10.6 million during the six months ended June 30, 1997 to $21.6 million during the six months ended June 30, 1998. Gross profit margin increased from 30.4% of revenue during the six months ended June 30, 1997 to 36.0% of revenue during the six months ended June 30, 1998. The increase in such gross profit margin was attributable to the increase in implementation service projects, an increase in utilization and improved billing margins.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 109% or $8.1 million, from $7.5 million during the six months ended June 30, 1997 to $15.6 million during the six months ended June 30, 1998, and increased as a percentage of revenue from 21.4% to 26.0% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services and an increase in the provision for doubtful accounts.

         Acquisition expense. During the six months ended June 30, 1998, the Company incurred costs of $434,000 in connection with the acquisition of CPI Resources Limited, which was accounted for as a pooling of interests. These costs primarily consisted of professional fees associated with the acquisition.

         Interest income. Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

         Provision for Income Taxes. The Company's effective tax rate was 29% and 38% for the six months ended June 30, 1998, and June 30, 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the six months ended June 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 12%, while the effect was not significant in the six months ended June 30, 1997.

Backlog
-------

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

         The Company had cash and cash equivalents of $2.6 million at June 30, 1998, and $8.4 million at December 31, 1997. The Company had working capital of $28.7 million at June 30, 1998, and $29.0 million at December 31, 1997.

         Cash used in operating activities was $3.1 million during the six months ended June 30, 1998, resulting primarily from the growth in accounts receivable and unbilled services. Cash used in operating activities for the six months ended June 30, 1997 was $3.6 million.

         The Company invested $2.7 million and $1.6 million in computer equipment and furniture during the six months ended June 30, 1998 and 1997, respectively. The Company has outstanding commitments of approximately $882,000 related to furniture and fixtures for the new headquarters in Edison, New Jersey. The Company made advance payments of $283,000 during the six months ended June 30, 1998 toward these commitments, which is presented in other current assets on the June 30, 1998 balance sheet.

         In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. As of June 30, 1998, the Company is in compliance with all debt covenants. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one.

         As of June 30, 1998, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

         The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next 12 months.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.
-------  ------------------

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

         Oxford Systems Inc. ("Oxford"), a New Jersey corporation and formerly a wholly-owned subsidiary of the Company which was merged into the Company in December 1996, was named as a defendant in a civil complaint that was filed on June 8, 1995, by Design Strategy Corp. ("Design Strategy"), in New York State Supreme Court in the County of New York. Design Strategy alleges that another named defendant, Citibank N.A. ("Citibank"), contracted with Design Strategy for database administration services. Design Strategy claims that Citibank and Oxford conspired to deprive it of commissions, tortiously interfered with contract, engaged in unfair competition, damaged its reputation and misappropriated services. Design Strategy settled its claims against Citibank. Design Strategy then moved to amend its complaint to substitute the Company for Oxford and to join Nagarjun Valluripalli, the Company's President of International Operations, as defendants. At the same time, Oxford and another defendant cross-moved for summary judgment. Thereafter, on September 9, 1997, the New York State Supreme Court granted Design Strategy's motion to add the Company and Mr. Valluripalli as defendants while simultaneously granting the Company's cross-motion for summary judgment. On September 18, 1997, the Court entered a decision and order dismissing Design Strategy's complaint in its entirety. Subsequently, on October 17, 1997, Design Strategy filed a notice of motion of reargument of the Decision and a notice of appeal. On July 2, 1998, the Appellate Division affirmed the lower court's decision dismissing Design Strategy's complaint in its entirety. The Company does not believe that the outcome of these claims will have a material effect upon the Company's business, financial condition or results of operations.

         On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998. Subsequently, on July 10, 1998, upon the Company's Motion to Compel Arbitration, the court dismissed the plaintiff's complaint without prejudice. Pending plaintiff's motion to reconsider the dismissal, plaintiff's claims will be submitted to arbitration. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

         On May 28, 1998, the Company and Rajkumar Koneru, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey, against Sophien Bennaceur, a former employee and officer of the Company. The complaint, which seeks damages and injunctive relief against the defendant, alleges among other things, misappropriation of proprietary information, breach of employment agreement, breach of fiduciary duty and duty of loyalty, unfair competition and tortious interference. The defendant was served with the complaint and filed an answer on July 9, 1998.

         There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities and Use of Proceeds.
-------  ------------------------------------------

         The following information relates to all securities of the Company sold by the Company within the quarter ended June 30, 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of grant, issuance and/or sale:

                  On May 7, 1998, the Company, through its wholly-owned subsidiary Intelligroup Europe Limited (No. 3205142), a corporation formed pursuant to the laws of England and Wales ("Intelligroup Europe"), consummated the acquisition (the "Consulting Acquisition") of thirty percent (30%) of the equity interests in CPI Consulting Limited (No. 3316554), a corporation formed pursuant to the laws of England and Wales ("Consulting"). In addition, on May 21, 1998, the Company consummated the acquisition (the "Resources Acquisition") of all of the equity interests in CPI Resources Limited (No. 2080824), a corporation formed pursuant to the laws of England and Wales ("Resources"). As a result of the Resources Acquisition, the Company acquired Resources' seventy percent (70%) interest in

         Consulting. The principal activity of each of Resources and Consulting is providing information technology consulting staffing services in the United Kingdom.

                  The purchase price in the Consulting Acquisition consisted of the issuance of an aggregate of 165,696 shares of restricted common stock to independent minority investors of Consulting (the "Selling Shareholders") as well as a contingent earn-out payment of up to (pound)1,513,200 payable in the Company's restricted common stock to be determined as of December 31, 1998. The Selling Shareholders, consisting of Bandele Attah, Paul Grant, Michael J. Hirst, Richard M. Lucy, Christopher J.J. Smith and Robert J. Wilson, each received 27,616 shares of the 165,696 shares of restricted common stock issued by the Company.

                  The purchase price in the Resources Acquisition consisted of the issuance of 371,000 shares of the Company's restricted common stock to Timothy Hugh Fenner, the sole shareholder of Resources ("Fenner").

         No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company claims that the issuance of all of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.

         On June 5, 1998, the Company filed a Registration Statement on Form S-3 to register an aggregate of 351,196 shares of Common Stock of the Company to be offered for sale, from time to time, by or for the account of the Selling Shareholders and Fenner. The Company did not and will not receive any of the proceeds from sales of the shares by the Selling Shareholders and Fenner.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on May 13, 1998.

         There were present at the meeting in person or by proxy shareholders holding an aggregate of 9,769,361 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

         Common Stock Nominees                  For                   Withheld
         ---------------------                  ---                   --------

         Ashok Pandey                        9,718,728                50,633
         Rajkumar Koneru                     9,718,728                50,633
         Nagarjun Valluripalli               9,718,728                50,633
         Klaus P. Besier                     9,718,728                50,633
         David A. Finley                     9,718,728                50,633
         Kevin P. Mohan                      9,718,728                50,633

         In addition, a vote was taken on the proposal to amend the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under such plan from 1,450,000 to 2,200,000 shares and to reserve an additional 750,000 shares of Common Stock of the Company for issuance under the Company's 1996 Stock Plan. Of the shares present at the meeting in person or by proxy, 8,083,337 shares of Common Stock were voted in favor of such proposal, 1,107,142 shares of Common Stock were voted against such proposal and 433 shares of Common Stock abstained from voting.

         Finally, a vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998. Of the shares present at the meeting in person or by proxy, 9,768,078 shares of Common Stock were voted in favor of such proposal, 1,050 shares of Common Stock were voted against such proposal and 233 shares of Common Stock abstained from voting.


Item 5.  Other Information.
-------  ------------------

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

         On April 29, 1998, Gerard E. Dorsey was appointed Senior Vice President
- Finance and Chief Financial Officer of the Company. Mr. Dorsey, 51, has 25 years of CFO, treasury and accounting experience. Most recently, he served as Senior Vice President-Finance and Chief Financial Officer of Ariel Corporation, a data communications company. Prior to joining Ariel Corporation, from 1991 until 1995, Mr. Dorsey served as Chief Financial Officer of Information Management Technologies Corporation, a printing and office services outsourcing company. From 1987 until 1990, Mr. Dorsey served as Treasurer of Loral Corporation.

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

         On May 7, 1998, the Company, through its wholly-owned subsidiary Intelligroup Europe, consummated the acquisition of thirty percent (30%) of the equity interests in Consulting. In addition, on May 21, 1998, the Company consummated the acquisition of all of the equity interests in Resources. See Item 2. "Changes in Securities and Use of Proceeds" for more detailed information concerning such acquisitions.

         On July 22, 1998, Stephen A. Carns was named a director of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)      Exhibits.

                           27. Financial Data Schedule for the period ended June
30, 1998.

         (b)      Reports on Form 8-K.

                           On May 4, 1998, the Company filed a report on Form 8-K to disclose certain management changes.

                           On May 27, 1998, the Company filed a report on Form 8-K to disclose the acquisitions of CPI Consulting Limited (No. 3316554) and CPI Resources Limited (No. 2080824).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Intelligroup, Inc.


DATE:      August 13, 1998                 By:      /s/ Stephen A. Carns
                                              --------------------------
                                           Stephen A. Carns,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE:      August 13, 1998                 By:      /s/ Gerard E. Dorsey
                                              --------------------------
                                           Gerard E. Dorsey,
                                           Senior Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)