Form 10-Q
period 1998-09-30
INTELLIGROUP INC
filed 1998-11-12
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 0-20943

                              Intelligroup, Inc.
                -------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        New Jersey                                         11-2880025
---------------------------                 ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


499 Thornall Street, Edison, New Jersey                           08837
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (732) 590-1600
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X                             No:
                   ------                             -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 9, 1998:

          Class                                        Number of Shares
          -----                                        ----------------

Common Stock, $.01 par value                               12,668,175

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements........................    1

               Consolidated Balance Sheets
               as of September 30, 1998 (unaudited)
               and December 31, 1997 ..................................    2

               Consolidated Statements of Income and Comprehensive
               Income for the Three Months and Nine Months Ended
               September 30, 1998 and 1997 (unaudited).................    3

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 1998 and 1997 (unaudited).................    4

               Notes to Consolidated Financial Statements
               (unaudited).............................................    5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    8

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.........................................   16

     Item 2. Changes in Securities and Use of Proceeds.................   17

     Item 5. Other Information.........................................   19

     Item 6. Exhibits and Reports on Form 8-K..........................   20

SIGNATURES.............................................................   21

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                     September 30,  December 31,
                                                          1998           1997
                                                      (unaudited)
                     ASSETS
Current Assets:
   Cash and cash equivalents......................... $ 5,439,000   $ 8,391,000
   Accounts receivable, less allowance for doubtful
     accounts of  $1,800,000  at September 30, 1998
     and $799,000 at December 31, 1997 ..............  23,572,000    17,668,000
   Unbilled services.................................  14,115,000     7,834,000
   Deferred income taxes.............................     404,000       404,000
   Other current assets..............................   1,907,000       668,000
                                                      -----------   -----------
         Total current assets........................  45,437,000    34,965,000

Equipment, net ......................................   7,186,000     3,366,000
Cost in excess of fair value of net assets
   acquired, net. ...................................   4,398,000            --
Other assets.........................................     947,000       337,000
                                                      -----------   -----------
                                                      $57,968,000   $38,668,000
                                                      ===========   ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.................................. $ 3,662,000   $ 1,353,000
   Accrued payroll and related taxes.................   6,485,000     2,636,000
   Accrued expenses and other liabilities............   3,191,000     1,074,000
   Income taxes payable..............................   1,469,000       901,000
   Current portion of obligations under capital
     leases..........................................      18,000        20,000
                                                      -----------   -----------
         Total current liabilities...................  14,825,000    5,984,000

Obligations under capital leases, less current
     portion... .....................................      54,000        51,000

Deferred income taxes ...............................     171,000       171,000

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none issued or outstanding...          --            --
   Common stock, $.01 par value, 25,000,000
     shares authorized; 12,667,875 and 11,987,981
     shares issued and outstanding at September 30,
     1998 and December 31, 1997, respectively .......     127,000       120,000
   Additional paid-in capital........................  34,634,000    30,175,000
   Retained earnings ................................   8,847,000     2,325,000
   Currency translation adjustment...................    (690,000)     (158,000)
                                                      -----------   -----------
        Total shareholders' equity ..................  42,918,000    32,462,000
                                                      -----------   ------------
                                                      $57,968,000   $38,668,000
                                                      ===========   ===========

            See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

     For the Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                      1998           1997                      1998           1997
                                 ------------    ------------              ------------   ------------

Revenue.......................   $ 35,769,000    $ 21,903,000             $ 95,890,000   $ 56,797,000
Cost of sales.................     22,899,000      14,338,000               61,374,000     38,631,000
                                 ------------    ------------             ------------   ------------
      Gross profit............     12,870,000       7,565,000               34,516,000     18,166,000

Selling, general and
   administrative expenses....      9,284,000       5,197,000               24,902,000     12,670,000
Acquisition expenses..........             --              --                  434,000             --
                                 ------------    ------------             ------------   ------------
   Operating expenses.........      9,284,000       5,197,000               25,336,000     12,670,000
                                 ------------    ------------             ------------   ------------

   Operating income...........      3,586,000       2,368,000                9,180,000      5,496,000

Other income .................        181,000         143,000                  281,000        266,000
                                 ------------    ------------             ------------   ------------

Income before provision for
   income taxes ..............      3,767,000       2,511,000                9,461,000      5,762,000

Provision for income taxes....      1,149,000         930,000                2,817,000      2,175,000
                                 ------------    ------------             ------------   ------------

Net income ...................   $  2,618,000    $  1,581,000             $  6,644,000   $  3,587,000
                                 ============    ============             ============   ============

Earnings per share:
   Basic earnings per share:
    Net income per share......   $       0.21    $       0.14             $       0.54   $       0.32
                                 ============    ============             ============   ============

    Weighted average number of
    common shares - Basic.....     12,647,000      11,658,000               12,289,000     11,106,000
                                 ============    ============             ============   ============

   Diluted earnings per share:
    Net income per share......   $       0.20    $       0.13             $       0.52   $       0.31
                                 ============    ============             ============   ============

    Weighted average number of
    common shares - Diluted...     13,157,000      12,327,000               12,786,000     11,555,000
                                 ============    ============             ============   ============

Comprehensive Income
--------------------

Net income.....................  $  2,618,000    $  1,581,000             $  6,644,000   $  3,587,000

Other comprehensive income -
    Currency translation
    adjustments                      (171,000)             --                 (532,000)            --
                                 ------------    ------------             ------------   ------------

Comprehensive income..........   $  2,447,000    $  1,581,000             $  6,112,000   $  3,587,000
                                 ============    ============             ============   ============

          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1998 and
                               September 30, 1997
                                   (unaudited)

                                                            September 30,       September 30,
                                                                 1998                1997
                                                            -------------       -------------
Cash flows from operating activities:
   Net income ...........................................   $  6,644,000        $  3,587,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................        848,000             287,000
     Provision for doubtful accounts.....................        923,000             340,000
   Changes in assets and liabilities:
     Accounts receivable.................................     (5,619,000)         (5,988,000)
     Unbilled services...................................     (6,260,000)         (5,111,000)
     Other current assets................................     (1,214,000)            (99,000)
     Other assets........................................       (610,000)            (68,000)
     Accounts payable....................................      2,017,000           1,207,000
     Accrued payroll and related taxes...................      3,849,000             782,000
     Accrued expenses and other liabilities..............        233,000            (161,000)
     Income taxes payable................................        262,000             374,000
                                                            ------------        ------------
      Net cash provided by (used in) operating activities      1,073,000          (4,850,000)
                                                            ------------        ------------

Cash flows from investing activities:
   Purchase of equipment.................................     (4,779,000)         (2,068,000)
                                                            ------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
      issuance costs ....................................             --           9,900,000
   Proceeds from the exercise of stock options...........      1,319,000             721,000
   Principal payments under capital leases...............        (33,000)             (6,000)
                                                            ------------        ------------
      Net cash provided by financing activities..........      1,286,000          10,615,000
                                                            ------------        ------------

   Effect of foreign currency exchange rate changes
    on cash .............................................       (532,000)                 --
                                                            -------------       ------------
      Net increase (decrease) in cash and
          cash equivalents ..............................     (2,952,000)          3,697,000
Cash and cash equivalents at beginning of period.........      8,391,000           7,479,000
                                                            ------------        ------------
Cash and cash equivalents at end of period...............   $  5,439,000        $ 11,176,000
                                                            ============        ============

          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-KSB.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                        1998          1997            1998         1997
                                        ----          ----            ----         ----
Weighted average number of common
shares                               12,647,000    11,658,000     12,289,000    11,106,000

Common share equivalents of
outstanding stock options               510,000       669,000        497,000       449,000
                                     ----------    ----------     ----------    ----------

Weighted average number of common
shares assuming dilution             13,157,000    12,327,000     12,786,000    11,555,000
                                     ==========    ==========     ==========    ==========


     Certain stock options outstanding at September 30, 1998 were not included in the computations of earnings per share assuming dilution because the options' exercise prices were greater than the average trading price of the Company's common shares.

(3) NEW ACCOUNTING PRONOUNCEMENTS

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


(5) FOLLOW-ON PUBLIC OFFERING

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

(6) STOCK RIGHTS

     In October 1998 the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock. These Rights will expire in November 2008 and trade with the Company's Common Stock. Such Rights are not presently exercisable and have no voting power. In the event a person or affiliated group of persons, acquires 20% or more, or makes a tender or exchange offer for 20% or more of the Company's Common Stock, the Rights detach from the Common Stock and become exercisable and entitle a holder to buy one one-hundredth (1/100) of a share of Preferred Stock at $100.00

     If, after the Rights become exercisable, the Company is acquired or merged, each Right will entitle its holder to purchase $200.00 market value of the surviving company's stock for $100.00, based upon the current exercise price of the Rights. The Company may redeem the Rights, at its option, at $.01 per Right prior to a public announcement that any person has acquired beneficial ownership of at least 20% of the Company's Common Stock. These Rights are designed primarily to encourage anyone interested in acquiring the Company to negotiate with the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, internet applications services, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize SAP software as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company became an SAP National Implementation Partner and also began to utilize Oracle products to diversify its service offerings. In 1997, the Company achieved National Logo Partner status with SAP. In July 1997, the Company achieved AcceleratedSAP Partner Status with SAP by meeting certain performance criteria established by SAP. Also, in 1997, the Company began to provide implementation services to PeopleSoft and Baan licensees to further diversify its service offerings. In July 1997, the Company was awarded an implementation partnership status by PeopleSoft. In September 1997, the Company was awarded an international consulting partnership status by Baan. In June, 1998, the Company also expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications.

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

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company's ten largest customers accounted for in the aggregate approximately 42% and 54% of its revenue, respectively. During the nine months ended September 30, 1998, no customer accounted for more than 10% of revenue. During the year ended December 31, 1997, PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) and Bristol-Myers Squibb each accounted for more than 10% of revenue. For both the nine months ended September 30, 1998 and the year ended December 31, 1997, 38% of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the nine months ended September 30, 1998 and the year ended December 31, 1997, approximately 65% and 68%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. Of the Company's total revenue for each respective period, approximately 14% was derived from projects in which the Company implemented software developed by Oracle. During the nine months ended September 30, 1998, approximately 47% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 33% during the year ended December 31, 1997.

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

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an Advanced Development Center (the "ADC") in India, and in 1995, established a sales office in Northern California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and its proprietary accelerated implementation methodology and toolset. Since 1995, the Company has also been increasing its sales force and its marketing, finance, accounting and administrative staff, in order to effectively manage its growth.

     The Company currently maintains sales and operations offices in Chicago, Detroit, Foster City (California), Reston (Virginia), Edison (New Jersey), Dallas, Atlanta, Phoenix, Boston, Miami and Washington, D.C. In addition to the ADC and sales offices in India, the Company also has offices in Australia, Denmark, Japan, New Zealand, Singapore and the United Kingdom. The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, commencing in September 1998. The Company is in the process of finalizing an agreement to sublet the space used for its prior headquarters for the remainder of the term of its sublease, which expires November 15, 1999.

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal patterns of hardware and software capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (e) levels of market acceptance for the Company's services, (f) general economic conditions, (g) the hiring of additional staff and (h) fixed price contracts; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates and, (d) to maintain project quality, particularly if the size and scope of the Company's projects increase;
(iv) the Company's ability to maintain an effective  internal control structure;
(v) the Company's limited operating history within its current line of business;
(vi) the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Logo Partner; (vii) the Company's substantial reliance on key customers and large projects; (viii) the highly competitive nature of the markets for the Company's services; (ix) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (x) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (xi) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (xii) the progress the Company may have at continuing to diversify its offerings, including growth in its Oracle, Baan and PeopleSoft services; (xiii) uncertainties resulting from pending litigation matters and from potential administrative and regulatory immigration and tax law matters; (xiv) the Company's ability to protect its intellectual property rights; and (xv) Year 2000 compliance of vendors' products and related issues, including impact of the Year 2000 problem on customer buying patterns. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                    PERCENTAGE OF REVENUE
                                       -----------------------------------------
                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                       -------------------     -----------------
                                       1998         1997       1998       1997
                                       ----         ----       ----       ----
Revenue............................    100.0%       100.0%     100.0%     100.0%
Cost of sales......................     64.0         65.5       64.0       68.0
                                       -----        -----      -----      -----
   Gross profit....................     36.0         34.5       36.0       32.0
Selling, general and
administrative expenses............     26.0         23.7       26.0       22.3
Acquisition expenses...............       --           --        0.4         --
                                       -----        -----      -----      -----
   Operating income................     10.0         10.8        9.6        9.7
Other income.......................      0.5          0.7        0.3        0.4
                                       -----        -----      -----      -----
Income before provision for income
   taxes..........................      10.5         11.5        9.9       10.1
Provision for income taxes.........      3.2          4.3        2.9        3.8
                                       -----        -----      -----      -----
Net income.........................      7.3%         7.2%       7.0%       6.3%
                                       ======       =====      =====      =====

               THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Revenue increased by 63%, or $13.9 million, from $21.9 million during the three months ended September 30, 1997, to $35.8 million during the three months ended September 30, 1998. This increase is attributable primarily to increased demand for the Company's SAP and Oracle-related Implementation Consulting Services, as well as the Company's systems integration and custom software development services. Additionally, revenue for the current quarter included approximately $2.6 million related to CPI, which was acquired in May 1998.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 60%, or $8.6 million, from $14.3 million during the three months ended September 30, 1997 to $22.9 million during the three months ended September 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 70%, or $5.3 million, from $7.6 million during the three months ended September 30, 1997 to $12.9 million during the three months ended September 30, 1998. Gross profit margin increased from 34.5% of revenue during the three months ended September 30, 1997 to 36.0% of revenue during the three months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins than those in which the Company provides supplemental staffing for client managed projects.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative expenses increased by 79%, or $4.1 million, from $5.2 million during the three months ended

September 30, 1997 to $9.3 million during the three months ended September 30, 1998, and increased as a percentage of revenue from 23.7% to 26.0%. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Other income. Interest income has been earned on interest bearing cash accounts and short-term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     Provision for income taxes. The Company's effective tax rate was 30.5% and 37% for the three months ended September 30, 1998 and 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended September 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 9%, while the effect was not significant in the three months ended September 30, 1997.


                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Revenue increased by 69%, or $39.1 million, from $56.8 million during the nine months ended September 30, 1997 to $95.9 million during the nine months ended September 30, 1998. This increase was attributable primarily to increased demand for the Company's implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services. Additionally, revenue for the nine months ended September 30, 1998 included approximately $3.9 million related to CPI, which was acquired in May 1998.

     Gross profit. The Company's cost of sales increased by 59%, or $22.8 million, from $38.6 million during the nine months ended September 30, 1997 to $61.4 million during the nine months ended September 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 90%, or $16.3 million, from $18.2 million during the nine months ended September 30, 1997 to $34.5 million during the nine months ended September 30, 1998. Gross profit margin increased from 32.0% of revenue during the nine months ended September 30, 1997 to 36.0% of revenue during the nine months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins than those in which the Company provides supplemental staffing for client managed projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 97%, or $12.2 million, from $12.7 million during the nine months ended September 30, 1997 to $24.9 million during the nine months ended September 30, 1998, and increased as a percentage of revenue from 22.3% to 26.0% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the nine months ended September 30, 1998, the Company incurred costs of $434,000 in connection with the acquisition of CPI Resources Limited, which was accounted for as a pooling of interests. These costs primarily consisted of professional fees associated with the acquisition.

     Other income. Interest income has been earned on interest bearing cash accounts and short-term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     Provision for income taxes. The Company's effective income tax rate was 29.8% and 37.7% for the nine months ended September 30, 1998 and 1997 respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the nine months ended September 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 9%, while the effect was not significant in the nine months ended September 30, 1997.

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

     The Company had cash and cash equivalents of $5.4 million at September 30, 1998, and $8.4 million at December 31, 1997. The Company had working capital of $30.6 million at September 30, 1998 and $29.0 million at December 31, 1997.

     Cash provided by operating activities was $1.1 million during the nine months ended September 30, 1998, resulting primarily from net income of $6.6 million for the nine months ended September 30, 1998, an increase of $5.9 million in accounts payable and accrued payroll, offset by an increase of $11.9 million in accounts receivable and unbilled services. Cash used in operating activities for the nine months ended September 30, 1997 was $4.9 million.

     The Company invested $4.8 million and $2.1 million in computer equipment and office furniture and fixtures during the nine months ended September 30, 1998 and 1997, respectively. The increase reflects purchases of computer and telecommunication equipment for consultants and administrative staff and office furniture and fixtures related to the Company's new headquarters in Edison, New Jersey, and other new offices opened during 1998.

     In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. As of September 30, 1998, the Company is in compliance with all debt covenants. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. The Company's obligations under the credit facility are payable at the expiration of such facility on January 22, 1999. These terms are subject to the Company maintaining an unsubordinated debt to tangible net worth ratio of no greater than one to one and an earnings before interest and taxes to interest expense ratio of no less than three to one.

     As of September 30, 1998, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     On October 22, 1998, the Company announced that it had executed a commitment letter with PNC Bank for a three-year $30 million revolving credit facility. When finalized, such facility will replace the Company's current two-year $7.5 million credit facility. The Company expects to close this facility in November 1998. There can be no assurance, however, that such facility will be finalized in 1998, if at all.

     The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next twelve months.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. Based on its assessment, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems.

     The purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to purchase products or undertake projects such as those offered by the Company. There can be no assurance that the Year 2000 Problem, as it relates to customers, potential customers and other third-parties, will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products.

EUROPEAN MONETARY UNION (EMU)

     The euro is scheduled to be introduced on January 1, 1999, at which time the eleven participating EMU member countries will establish fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company's European sales and operations offices affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion and are cognizant of the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     On February 16, 1996, the Company, as plaintiff, filed a complaint in the Superior Court of New Jersey, Chancery Division, Middlesex County, against a former consultant to the Company, seven former employees of the Company and Pegasus Systems, Inc. ("Pegasus"), a corporation which currently employs certain of such individuals (collectively, the "Defendants"). The complaint, which seeks damages and injunctive relief against the Defendants, alleges, among other things, misappropriation of proprietary information, unfair competition, tortious interference, breach of employment agreements, breach of a consulting agreement between the Company and Pegasus, and breach of duty of loyalty, good faith and fair dealing. Upon the filing of its complaint, the Company obtained a temporary restraining order and in May 1996 obtained a preliminary injunction prohibiting the Defendants from using or disclosing the Company's proprietary information, prohibiting the Defendants from contacting or soliciting certain of the Company's customers and prohibiting the Defendants from recruiting or attempting to recruit the Company's employees, agents or contractors. The preliminary injunction remains in effect and the Company intends to pursue vigorously enforcement of the injunction against the Defendants. The Defendants have filed an answer and counterclaim. Pegasus has asserted a breach of contract counterclaim against the Company alleging that the Company owes it $129,000 for consulting services. Pegasus and two of the individual Defendants also asserted claims against the Company and two of its officers for tortious interference and defamation. In addition, one of the individual Defendants has asserted that the Company owes him $70,000 in commissions. In addition to monetary damages the Defendants seek injunctive relief. The Defendants unsuccessfully sought a temporary restraining order against the Company. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit as well as those asserted in the claim against Sophien Bennaceur (discussed below). The Company is in the process of drafting and finalizing a settlement agreement with respect to both lawsuits. The settlement agreement, if executed, will dispose of both lawsuits for a nominal payment by the Company and by Sophien Bennaceur. The Company does not believe that the outcome of these claims and counterclaims will have a material effect upon the Company's business, financial condition or results of operations.

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

     On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998. Subsequently, on July 10, 1998, upon the Company's Motion to Compel Arbitration, the court dismissed the plaintiff's complaint without prejudice. Subsequently, the plaintiff's motion to reconsider the dismissal was denied. Although plaintiff's claim has been dismissed by the court, plaintiff may still submit such claims to arbitration. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

     On May 28, 1998, the Company and Rajkumar Koneru, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey, against Sophien Bennaceur, a former employee and officer of the Company. The complaint, which seeks damages and injunctive relief against the defendant, alleges among other things, misappropriation of proprietary information, breach of employment agreement, breach of fiduciary duty and duty of loyalty, unfair competition and tortious interference. The defendant was served with the complaint and filed an answer on July 9, 1998. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit as well as those asserted in the Pegasus litigation (discussed above). The Company is in the process of drafting and finalizing a settlement agreement with respect to both lawsuits. The settlement agreement, if executed, will dispose of both lawsuits for a nominal payment by the Company and by Sophien Bennaceur.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In October 1998, the Company's Board of Directors (the "Board") declared a distribution of one preferred stock purchase right (a "Right") for each outstanding common share, par value $0.01 per share (the "Common Stock"), of the Company. The distribution will be payable at the close of business on November 17, 1998 to shareholders of record on November 17, 1998 (the "Record Date"). A Right will automatically attach to shares of the Company's Common Stock issued after the Record Date. The description and terms of the Rights are set forth in a Shareholder Protection Rights Agreement dated as of November 6, 1998 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as rights agent.

     The Rights Agreement provides, among other things, for the issuance of one Right to buy one one-hundredth (1/100) of a share of the Company's Series A Participating Preferred Stock, no par value, to stockholders of the Common Stock as of the Record Date and to stockholders of Common Stock issued thereafter. The Series A Participating Preferred Stock is a series of the Company's authorized preferred stock (each share, a "Preferred Share").

     The Rights will remain attached to and trade with the Common Stock until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of shares of the Company's Common Stock representing twenty percent (20%) or more of the voting power of all outstanding shares of Common Stock of the Company, or such later date as the Board may determine by resolution adopted prior to the Separation Date (as defined below), or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning outstanding shares of the Company's Common Stock representing twenty percent (20%) or more of the voting power of all outstanding shares of Common Stock of the Company, or such later date as the Board may determine by resolution adopted prior to the Separation Date. The earlier of (i) and (ii) is referred to as the "Separation Date." Following the Separation Date, the Rights will detach from the Common Stock and will be tradable separately from the Common Stock and Rights holders will be entitled to purchase one one-hundredth (1/100) of a Preferred Share for $100.00.

     In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, on the Separation Date, each Right, other than Rights held by the Acquiring Person, shall become exercisable for that number of shares of Common Stock as shall have a market value equal to two times the then applicable exercise price of the Right (or, at the option of the Company, Preferred Shares at a ratio of one one-hundredth (1/100) of a Preferred Share for each share of Common Stock required to be issued). If the Company shall not have sufficient treasury shares or authorized but unissued shares of Common Stock or Preferred Shares to permit the full exercise of the Rights, the Company may issue a combination of stock, cash and debt in respect thereof. Following the time at which a person shall become an Acquiring Person but prior to the acquisition by such Acquiring Person of more than 50% of the Common Stock, the Board may also, at its option, exchange all of the then outstanding Rights (other than Rights held by the Acquiring Person) for shares of Common Stock (or, at the option of the Board, Preferred Shares) at an exchange ratio of one share of Common Stock (or one one-hundredth (1/100) of a Preferred Share) for each Right.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of any Right, that number of shares of common stock of the acquiring company which at the time of such transaction have a market value equal to two times the exercise price of the Right.

     The Rights are not exercisable until the Separation Date. The Rights will expire on November 17, 2008 (the "Expiration Date"), unless the Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

     The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement, which was filed with the Securities and Exchange Commission on November 9, 1998 as Exhibit 4.1 to the Company's Current Report on Form 8-K, and which is incorporated herein by reference.



ITEM 5.     OTHER INFORMATION.

     On July 22, 1998, Stephen A. Carns, the Company's President and Chief Executive Officer, was named a director of the Company.

     On August 31, 1998, John E. Steuri was named a director of the Company.

     On October 22, 1998, the Company announced that it had executed a commitment letter with PNC Bank for a three-year $30 million revolving credit facility. When finalized, such facility will replace the Company's current two-year $7.5 million credit facility which expires January 22, 1999. There are no outstanding borrowings under the current credit facility. The Company expects to close this facility in November 1998. There can be no assurance, however, that such facility will be finalized in 1998, if at all.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

               27   Financial Data Schedule for the period ended
                    September 30, 1998.


      (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

               Subsequent to the quarter ended September 30, 1998, the Company filed, on November 9, 1998, a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Company's adoption of a Shareholder Rights Plan. See Item 2, Changes in Securities and Use of Proceeds.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Intelligroup, Inc.




DATE: November 12, 1998             By:   /s/ Stephen A. Carns
                                       ---------------------------------
                                          Stephen A. Carns,
                                          President and Chief Executive
                                          Officer
                                          (Principal Executive Officer)


DATE: November 12, 1998             By:   /s/ Gerard E. Dorsey
                                       ---------------------------------
                                          Gerard E. Dorsey,
                                          Senior Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)