Form 10-Q/A
period 1998-06-30
INTELLIGROUP INC
filed 1999-03-26
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                           Commission File No. 0-20943

                               Intelligroup, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New Jersey                                     11-2880025
--------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

499 Thornall Street, Edison, New Jersey                                   08837
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (732) 590-1600
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

                                EXPLANATORY NOTE


     Intelligroup, Inc., a New Jersey corporation (the "Company"), hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 13, 1998. Items 1 and 2 of Part I are hereby amended to reflect the restated financial information of the Company as a result of the CPI Resources transaction, which has been accounted for as a pooling of interests. Item 6 of
Part II is hereby amended to reflect such restated financial information on the financial data schedule.

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997


                                                                                         June 30,            December 31,
                                                                                           1998                  1997
                                                                                           ----                  ----
                                                                                        (unaudited)

                                 ASSETS

Current Assets:
     Cash and cash equivalents......................................................  $   2,610,000         $   8,503,000
     Accounts receivable, less allowance for doubtful accounts of  $1,470,000
         at June 30, 1998 and $799,000 at December 31, 1997.........................     27,341,000            18,995,000
     Unbilled services..............................................................      8,915,000             7,834,000
     Deferred income taxes..........................................................        404,000               404,000
     Other current assets...........................................................      1,768,000               676,000
                                                                                      -------------         -------------
         Total current assets.......................................................     41,038,000            36,412,000

Equipment, net......................................................................      5,738,000             3,484,000
Cost in excess of fair value of net assets acquired, net............................      4,458,000                    --
Other assets........................................................................      1,230,000               337,000
                                                                                      -------------         -------------
                                                                                      $  52,464,000         $  40,233,000
                                                                                      =============         =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...............................................................  $   3,294,000         $   1,701,000
     Accrued payroll and related taxes..............................................      3,959,000             2,636,000
     Accrued expenses and other liabilities.........................................      4,476,000             1,465,000
     Income taxes payable...........................................................        767,000             1,253,000
     Current portion of obligations under capital leases............................         21,000                20,000
                                                                                      -------------         -------------
         Total current liabilities..................................................     12,517,000             7,075,000


Obligations under capital leases, less current portion..............................         26,000                51,000

Deferred income taxes...............................................................        203,000               171,000

Other liabilities...................................................................             --               126,000

Commitments and contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
         or outstanding.............................................................             --                    --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         12,571,392 and 12,358,981 shares issued and outstanding at
         June 30, 1998 and December 31, 1997, respectively..........................        126,000               124,000
     Additional paid-in capital.....................................................     33,682,000            30,175,000
     Retained earnings..............................................................      6,429,000             2,592,000
     Currency translation adjustments...............................................       (519,000)             (159,000)
     Minority interest in CPI Consulting............................................             --                78,000
                                                                                      -------------         -------------
         Total shareholders' equity ................................................     39,718,000            32,810,000
                                                                                      -------------         -------------
                                                                                      $  52,464,000         $  40,233,000
                                                                                      =============         =============


          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three Months and Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                 Three Months Ended  June 30,             Six Months Ended June 30,
                                                 ----------------------------             -------------------------------
                                                      1998             1997                  1998                1997
                                                      ----             ----                  ----                ----

Revenue  ........................................ $  34,005,000   $   20,777,000        $  62,759,000       $  37,934,000
Cost of sales....................................    21,460,000       14,377,000           40,654,000          26,953,000
                                                  -------------   --------------        -------------       -------------
         Gross profit............................    12,545,000        6,400,000           22,105,000          10,981,000

Selling, general and administrative expenses.....     8,775,000        4,517,000           15,778,000           7,712,000
Acquisition expenses.............................       434,000               --              434,000                  --
                                                  -------------   --------------        -------------       -------------
         Operating expenses......................     9,209,000        4,517,000           16,212,000           7,712,000
                                                  -------------   --------------        -------------       -------------

         Operating income........................     3,336,000        1,883,000            5,893,000           3,269,000

Interest - net...................................        18,000           36,000               98,000             114,000
Minority interest................................       (78,000)         (12,000)             (82,000)            (17,000)
                                                  -------------   --------------        -------------       -------------

Income before provision for income taxes.........     3,276,000        1,907,000            5,909,000           3,366,000

Provision for income taxes.......................     1,005,000          700,000            1,761,000           1,273,000
                                                  -------------   --------------        -------------       -------------

Net income....................................... $   2,271,000   $    1,207,000        $   4,148,000       $   2,093,000
                                                  =============   ==============        =============       =============

Earnings per share:
     Basic earnings per share:
         Net income per share.................... $        0.18   $         0.11        $        0.33       $        0.19
                                                  =============   ==============        =============       =============

         Weighted average number of
          common shares - Basic..................    12,498,000       11,158,000           12,434,000          11,132,000
                                                  =============   ==============        =============       =============

     Diluted earnings per share:
         Net income per share.................... $        0.18   $         0.11        $        0.32       $        0.19
                                                  =============   ==============        =============       =============

         Weighted average number of
          common shares - Diluted................    12,922,000       11,255,000           12,854,000          11,230,000
                                                   ============   ==============        =============       =============

Comprehensive Income

Net income....................................... $   2,271,000   $    1,207,000        $   4,148,000       $   2,093,000

Other comprehensive income -
         Currency translation adjustments........      (289,000)              --             (360,000)                 --
                                                  -------------   --------------        -------------       -------------

Comprehensive income............................. $   1,982,000   $    1,207,000        $   3,788,000       $   2,093,000
                                                  =============   ==============        =============       =============

          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                                         June 30,              June 30,
                                                                                           1998                  1997
                                                                                           ----                  ----
Cash flows from operating activities:
     Net income...................................................................... $   4,148,000         $   2,093,000
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization...............................................       427,000               182,000
         Provision for doubtful accounts.............................................       610,000                75,000
         Minority interest in income of subsidiary...................................        78,000                    --
         Deferred income taxes.......................................................        32,000                    --
     Changes in operating assets and liabilities:
         Accounts receivable.........................................................    (8,956,000)           (3,284,000)
         Unbilled services...........................................................    (1,081,000)           (2,533,000)
         Other current assets........................................................    (1,092,000)             (154,000)
         Other assets................................................................      (893,000)             (217,000)
         Accounts payable............................................................     1,593,000               481,000
         Accrued payroll and related taxes...........................................     1,323,000               749,000
         Accrued expenses and other liabilities......................................     1,458,000              (385,000)
         Income taxes payable........................................................      (486,000)             (535,000)
                                                                                     --------------         --------------
             Net cash provided by (used in) operating activities.....................    (2,839,000)           (3,528,000)

Cash flows from investing activities:
     Purchase of equipment...........................................................    (3,052,000)           (1,651,000)

Cash flows from financing activities:
     Proceeds from exercise of stock options.........................................       382,000               342,000
     Principal payments under capital leases.........................................       (24,000)               (4,000)
                                                                                     --------------         -------------
             Net cash provided by financing activities...............................       358,000               338,000

     Effect of foreign currency exchange rate changes on cash........................      (360,000)                   --
                                                                                     --------------         -------------
             Net decrease in cash and cash equivalents ..............................    (5,893,000)           (4,841,000)
Cash and cash equivalents at beginning of period.....................................     8,503,000             7,479,000
                                                                                     --------------         -------------
Cash and cash equivalents at end of period........................................... $   2,610,000         $   2,638,000
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

     Management of the Company, after consultation with its auditors, determined that the acquisition of CPI Resources Limited in May 1998, in a transaction accounted for as a pooling of interests, was not material to prior period consolidated financial statements and thus did not restate them. However, as a result of a subsequent SEC staff interpretation of materiality, management of the Company has elected to restate prior period consolidated financial statements in accordance with pooling of interests accounting. The consolidated financial statements for all periods presented in this amended report have been restated to include the results of operations and financial position of CPI Resources Limited.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:


                                                   Three Months Ended                    Six Months Ended
                                                   ------------------                    ----------------
                                                        June 30,                             June 30,
                                                        --------                             --------
                                                 1998               1997               1998             1997
                                                 ----               ----               ----             ----
Weighted average number of common
shares                                         12,498,000          11,158,000        12,434,000       11,132,000
Common share equivalents of outstanding
stock options                                     424,000              97,000           420,000           98,000
                                          ---------------     ---------------    --------------    -------------
Weighted average number of common
shares assuming dilution                       12,922,000          11,255,000        12,854,000       11,230,000
                                          ===============     ===============    ==============    =============


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

     On May 21, 1998, the Company acquired all of the outstanding share capital of CPI Resources Limited. The acquisition of CPI Resources Limited was accounted for as a pooling of interests. Prior year results have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 371,000 shares of the Company's Common Stock. At the time of the acquisition, CPI Resources Limited owned seventy percent of the outstanding share capital of CPI Consulting Limited. In connection with this acquisition, the Company incurred one-time costs of $434,000.

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


     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 1998 and the year ended December 31, 1997, the Company's ten largest customers accounted for in the aggregate approximately 42% and 46% of its revenue, respectively. During the six months ended June 30, 1998, Bristol-Myers Squibb accounted for more than 10% of revenue. During the year ended December 31, 1997, PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) accounted for more than 10% of revenue. For the six months ended June 30, 1998 and the year ended December 31, 1997, 34% and 32% of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the six months ended June 30, 1998 and the year ended December 31, 1997, 62% and 58% of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the six months ended June 30, 1998 and the year ended December 31, 1997, 13% and 12% of the Company's total revenues, respectively, were derived from projects in which the Company implemented software developed by Oracle. During the six months ended June 30, 1998, approximately 46% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 28% during the year ended December 31, 1997.


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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:


                                                                        PERCENTAGE OF REVENUE
                                                  ------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------    --------------------------------
                                                      1998               1997               1998               1997
                                                      ----               ----               ----               ----
Revenue.....................................         100.0%             100.0%             100.0%             100.0%
Cost of sales...............................          63.1               69.2               64.8               71.1
                                                   -------            -------            -------            -------
    Gross profit............................          36.9               30.8               35.2               28.9
Selling, general and administrative
expenses....................................          25.8               21.7               25.1               20.3
Acquisition expenses........................           1.3                0.0                0.7                0.0
                                                   -------            -------            -------            -------
    Operating income........................           9.8                9.1                9.4                8.6
Other income (expense)......................          (0.2)               0.1                0.0                0.3
                                                   -------            -------            -------            -------
Income before provision for income taxes....           9.6                9.2                9.4                8.9
Provision for income taxes..................           2.9                3.4                2.8                3.4
                                                   -------            -------            -------            -------
Net income .................................           6.7%               5.8%               6.6%               5.5%
                                                   =======            =======            =======            =======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenue. Revenue increased by 63.7%, or $13.2 million, from $20.8 million during the three months ended June 30, 1997 to $34.0 million during the three months ended June 30, 1998. This increase was attributable primarily to increased demand for the Company's SAP-related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 49.3%, or $7.1 million, from $14.4 million during the three months ended June 30, 1997 to $21.5 million during the three months ended June 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 96.0%, or $6.1 million, from $6.4 million during the three months ended June 30, 1997 to $12.5 million during the three months ended June 30, 1998. Gross profit margin increased from 30.8% of revenue during the three months ended June 30, 1997 to 36.9% of revenue during the three months ended June 30, 1998. The increase in such gross profit margin was attributable to the increase in implementation service projects, an increase in utilization and improved billing margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative salaries, sales personnel compensation, travel and entertainment, some of the costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 94.3%, or $4.3 million, from $4.5 million during the three months ended June 30, 1997 to $8.8 million during the three months ended June 30, 1998, and increased as a percentage of revenue from 21.7% to

25.8% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services and an increase in the provision for doubtful accounts.


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


     Provision for Income Taxes. The Company's effective tax rate was 31% and 37% for the three months ended June 30, 1998, and June 30, 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended June 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 11%, while the effect was not significant in the three months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


     Revenue. Revenue increased by 65.4%, or $24.9 million, from $37.9 million during the six months ended June 30, 1997 to $62.8 million during the six months ended June 30, 1998. This increase was attributable primarily to increased demand for the Company's SAP-related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales increased by 50.8%, or $13.7 million, from $27.0 million during the six months ended June 30, 1997 to $40.7 million during the six months ended June 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 101.3% or $11.1 million, from $11.0 million during the six months ended June 30, 1997 to $22.1 million during the six months ended June 30, 1998. Gross profit margin increased from 28.9% of revenue during the six months ended June 30, 1997 to 35.2% of revenue during the six months ended June 30, 1998. The increase in such gross profit margin was attributable to the increase in implementation service projects, an increase in utilization and improved billing margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 104.6% or $8.1 million, from $7.7 million during the six months ended June 30, 1997 to $15.8 million during the six months ended June 30, 1998, and increased as a percentage of revenue from 20.3% to 25.1% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities, and increased travel and entertainment expenses due to the growth of the business and the employee base. These expenses were incurred to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services and an increase in the provision for doubtful accounts.


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


     Provision for Income Taxes. The Company's effective tax rate was 30% and 38% for the six months ended June 30, 1998, and June 30, 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the six months ended June 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 12%, while the effect was not significant in the six months ended June 30, 1997.


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


     The Company had cash and cash equivalents of $2.6 million at June 30, 1998, and $8.5 million at December 31, 1997. The Company had working capital of $28.5 million at June 30, 1998, and $29.3 million at December 31, 1997.

     Cash used in operating activities was $2.8 million during the six months ended June 30, 1998, resulting primarily from the growth in accounts receivable and unbilled services. Cash used in operating activities for the six months ended June 30, 1997 was $3.5 million.

     The Company invested $3.1 million and $1.7 million in computer equipment and furniture during the six months ended June 30, 1998 and 1997, respectively. The Company has outstanding commitments of approximately $882,000 related to furniture and fixtures for the new headquarters in Edison, New Jersey. The Company made advance payments of $283,000 during the six months ended June 30, 1998 toward these commitments, which is presented in other current assets on the June 30, 1998 balance sheet.


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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.


          27.1 Restated Financial Data Schedule for the period ended June 30, 1998.
          27.2 Restated Financial Data Schedule for the year ended December 31, 1997.
          27.3 Restated Financial Data Schedule for the period ended June 30, 1997.


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


                                    Intelligroup, Inc.


DATE: March 26, 1999                By: /s/ Stephen A. Carns
                                        -----------------------
                                    Stephen A. Carns,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


DATE:  March 26, 1999               By: /s/ Gerard E. Dorsey
                                        ------------------------
                                    Gerard E. Dorsey,
                                    Senior Vice President - Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)