Form 10-Q/A
period 1998-09-30
INTELLIGROUP INC
filed 1999-03-26
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

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

                                 (732) 590-1600
                          ----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  X                   No:
                        ----                     ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 9, 1998:

            Class                               Number of Shares
            -----                               ----------------
Common Stock, $.01 par value                         12,668,175

                               EXPLANATORY NOTE


     Intelligroup, Inc., a New Jersey corporation (the "Company"), hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 12, 1998. Items 1 and 2 of Part I are hereby amended to reflect the restated financial information of the Company as a result of the CPI Resources transaction, which has been accounted for as a pooling of interests. Item 6 of
Part II is hereby amended to reflect such restated financial information on the financial data schedule.

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                           September 30,    December 31,
                                                               1998             1997
                                                           ------------     -----------
                                                            (unaudited)
                     ASSETS
Current Assets:
   Cash and cash equivalents.............................  $  5,439,000    $  8,503,000
   Accounts receivable, less allowance for doubtful
     accounts of  $1,800,000 at September 30, 1998
     and $799,000 at December 31, 1997...................    23,572,000      18,995,000
   Unbilled services.....................................    14,115,000       7,834,000
   Deferred income taxes.................................       404,000         404,000
   Other current assets..................................     1,907,000         676,000
                                                           ------------    ------------
         Total current assets............................    45,437,000      36,412,000

Equipment, net ..........................................     7,186,000       3,484,000
Cost in excess of fair value of net assets acquired, net.     4,398,000              --
Other assets.............................................       946,000       337,000
                                                           ------------    ------------
                                                           $ 57,967,000    $ 40,233,000
                                                           ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................................  $  3,662,000    $  1,701,000
   Accrued payroll and related taxes.....................     6,486,000       2,636,000
   Accrued expenses and other liabilities................     3,191,000       1,465,000
   Income taxes payable..................................     1,469,000       1,253,000
   Current portion of obligations under capital leases...        18,000          20,000
                                                           ------------    ------------
         Total current liabilities.......................    14,826,000       7,075,000

Obligations under capital leases, less current portion...        54,000          51,000
Other liabilities........................................            --         126,000
Deferred income taxes ...................................       171,000         171,000

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued or outstanding.............            --              --
   Common stock, $.01 par value, 25,000,000 shares
      authorized; 12,667,875 and 12,358,981 shares
      issued and outstanding at September 30, 1998
      and December 31, 1997, respectively................       127,000         124,000
   Additional paid-in capital............................    34,634,000      30,175,000
   Retained earnings ....................................     8,847,000       2,592,000
   Currency translation adjustment.......................      (692,000)       (159,000)
                                                           ------------    ------------
   Minority Interest in CPI Consulting...................            --          78,000
                                                           ------------    ------------
        Total shareholders' equity ......................    42,916,000      32,810,000
                                                           ------------    ------------
                                                           $ 57,967,000    $ 40,233,000
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

                       INTELLIGROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the
         Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                   --------------------------------   -------------------------------
                                        1998            1997               1998               1997
                                    ------------     ------------      ------------       ------------

Revenue..........................   $ 35,769,000     $ 23,727,000      $ 98,527,000       $ 61,663,000
Cost of sales....................     22,899,000       15,902,000        63,554,000         42,857,000
                                    ------------     ------------      ------------       ------------
      Gross profit...............     12,870,000        7,825,000        34,973,000         18,806,000

Selling, general and
 administrative expenses.........      9,284,000        5,323,000        25,061,000         13,034,000
Acquisition expenses.............             --               --           434,000                 --
                                    ------------     ------------      ------------       ------------
      Operating expenses.........      9,284,000        5,323,000        25,495,000         13,034,000
                                    ------------     ------------      ------------       ------------

      Operating income...........      3,586,000        2,502,000         9,478,000          5,772,000

Interest - net...................        181,000          136,000           278,000            251,000
Minority interest................             --          (24,000)          (82,000)           (40,000)
                                    ------------     ------------      ------------       ------------

Income before provision for
 income taxes....................      3,767,000        2,614,000         9,674,000          5,983,000

Provision for income taxes.......      1,149,000          957,000         2,909,000          2,230,000
                                    ------------     ------------      ------------       ------------

Net income.......................   $  2,618,000     $  1,657,000      $  6,765,000       $  3,753,000
                                    ============     ============      ============       ============

Earnings per share:
   Basic earnings per share:
      Net income per share.......   $       0.21     $       0.14      $       0.54       $       0.33
                                    ============     ============      ============       ============

      Weighted average number of
       common shares - Basic.....     12,647,000       12,029,000        12,481,000         11,477,000
                                    ============     ============      ============       ============


   Diluted earnings per share:
      Net income per share.......   $       0.20     $       0.13      $       0.52       $       0.31
                                    ============     ============      ============       ============

      Weighted average number of
       common shares - Diluted...     13,157,000       12,698,000        12,978,000         11,926,000
                                    ============     ============      ============       ============


Comprehensive Income
--------------------

Net income.......................   $  2,618,000     $  1,657,000      $  6,765,000       $  3,753,000

Other comprehensive income -
      Currency translation
      adjustments................       (173,000)              --          (533,000)                --
                                    ------------     ------------      ------------       ------------


Comprehensive income.............   $  2,445,000     $  1,657,000      $  6,232,000       $  3,753,000
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

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1998 and
                               September 30, 1997
                                   (unaudited)

                                                         September 30,  September 30,
                                                             1998           1997
                                                         ------------   ------------
Cash flows from operating activities:
   Net income ...........................................  $6,765,000     $3,753,000
   Adjustments to reconcile net income to net cash
      provided by(used in) operating activities:
      Depreciation and amortization......................     850,000        287,000
      Provision for doubtful accounts....................     923,000        340,000
      Minority interest in income of subsidiary..........      78,000             --
   Changes in assets and liabilities:
      Accounts receivable................................  (5,500,000)    (5,988,000)
      Unbilled services..................................  (6,281,000)    (5,111,000)
      Other current assets...............................  (1,231,000)       (99,000)
      Other assets.......................................    (609,000)       (68,000)
      Accounts payable...................................   1,961,000      1,207,000
      Accrued payroll and related taxes..................   3,850,000        782,000
      Accrued expenses and other liabilities.............     174,000       (161,000)
      Income taxes payable...............................     216,000        374,000
                                                           ----------     ----------
          Net cash provided by (used in) operating
           activities....................................   1,196,000     (4,684,000)
                                                           ----------     ----------


Cash flows from investing activities:
   Purchase of equipment.................................  (5,013,000)    (2,234,000)
                                                           ----------     ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
    issuance costs.......................................          --      9,900,000
   Proceeds from the exercise of stock options...........   1,319,000        721,000
   Principal payments under capital leases...............     (33,000)        (6,000)
                                                           ----------     ---------
          Net cash provided by financing activities......   1,286,000     10,615,000
                                                           ----------     ----------

   Effect of foreign currency exchange rate changes
      on cash............................................    (533,000)           --
                                                           ----------     ---------

          Net increase (decrease) in cash and cash
              equivalents................................  (3,064,000)     3,697,000
Cash and cash equivalents at beginning of period.........   8,503,000      7,479,000
                                                           ----------     ---------
Cash and cash equivalents at end of period...............  $5,439,000    $11,176,000
                                                           ==========    ===========


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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                        Three Months Ended       Nine Months Ended
                                        ------------------       -----------------
                                           September 30,           September 30,
                                           -------------           -------------
                                         1998         1997        1998       1997
                                         ----         ----        ----       ----
Weighted average number of common
shares                                12,647,000  12,029,000    12,481,000  11,477,000

Common share equivalents of
outstanding stock options                510,000     669,000       497,000     449,000
                                      ----------  ----------    ----------  ----------

Weighted average number of common
shares assuming dilution              13,157,000  12,698,000    12,978,000  11,926,000
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

(6) STOCK RIGHTS

     In October 1998 the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock. These Rights will expire in November 2008 and trade with the Company's Common Stock. Such Rights are not presently exercisable and have no voting power. In the event a person or affiliated group of persons, acquires 20% or more, or makes a tender or exchange offer for 20% or more of the Company's Common Stock, the Rights detach from the Common Stock and become exercisable and entitle a holder to buy one one-hundredth (1/100) of a share of Preferred Stock at $100.00.

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

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company's ten largest customers accounted for in the aggregate approximately 41% and 46% of its revenue, respectively. During the nine months ended September 30, 1998, no customer accounted for more than 10% of revenue. During the year ended December 31, 1997, PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) accounted for more than 10% of revenue. For the nine months ended September 30, 1998 and the year ended December 31, 1997, 37% and 32%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the nine months ended September 30, 1998 and the year ended December 31, 1997, approximately 63% and 58%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the nine months ended September 30, 1998 and the year ended December 31, 1997, approximately 14% and 12%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. During the nine months ended September 30, 1998, approximately 46% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 28% during the year ended December 31, 1997.


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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                   Percentage of Revenue
                                     --------------------------------------------------
                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                     ------------------------- ------------------------
                                        1998         1997         1998         1997
                                        ----         ----         ----         ----
Revenue.............................    100.0%       100.0%       100.0%       100.0%
Cost of sales.......................     64.0         67.0         64.5         69.5
                                        -----       ------        -----        -----
   Gross profit.....................     36.0         33.0         35.5         30.5
Selling, general and administrative
   expenses.........................     26.0         22.5         25.5         21.1
Acquisition expenses................      0.0          0.0          0.4          0.0
                                        -----       ------        -----        -----
   Operating income.................     10.0         10.5          9.6          9.4
Other income........................      0.5          0.5          0.2          0.3
                                        -----       ------        -----        -----
Income before provision for income
   taxes............................     10.5         11.0          9.8          9.7
Provision for income taxes..........      3.2          4.0          2.9          3.6
                                        -----       ------        -----        -----
Net income..........................      7.3%         7.0%         6.9%         6.1%
                                        =====       ======        =====        =====


                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


     Revenue. Revenue increased by 51%, or $12.1 million, from $23.7 million during the three months ended September 30, 1997, to $35.8 million during the three months ended September 30, 1998. This increase is attributable primarily to increased demand for the Company's SAP and Oracle-related Implementation Consulting Services, as well as the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 44%, or $7.0 million, from $15.9 million during the three months ended September 30, 1997 to $22.9 million during the three months ended September 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 65%, or $5.1 million, from $7.8 million during the three months ended September 30, 1997 to $12.9 million during the three months ended September 30, 1998. Gross profit margin increased from 33.0% of revenue during the three months ended September 30, 1997 to 36.0% of revenue during the three months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins than those in which the Company provides supplemental staffing for client managed projects.

     Selling, general and administrative expenses Selling, general and administrative expenses increased by 74%, or $4.0 million, from $5.3 million during the three months ended September 30, 1997 to $9.3 million during the three months ended September 30, 1998, and increased as a percentage of revenue from 22.4% to 26.0%. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.


     Other income. Interest income has been earned on interest bearing cash accounts and short-term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.


     Provision for income taxes. The Company's effective tax rate was 30.5% and 36.6% for the three months ended September 30, 1998 and 1997, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended September 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 9%, while the effect was not significant in the three months ended September 30, 1997.



                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


     Revenue. Revenue increased by 60%, or $36.8 million, from $61.7 million during the nine months ended September 30, 1997 to $98.5 million during the nine months ended September 30, 1998. This increase was attributable primarily to increased demand for the Company's implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales increased by 48%, or $20.7 million, from $42.9 million during the nine months ended September 30, 1997 to $63.6 million during the nine months ended September 30, 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 86%, or $16.2 million, from $18.8 million during the nine months ended September 30, 1997 to $35.0 million during the nine months ended September 30, 1998. Gross profit margin increased from 30.5% of revenue during the nine months ended September 30, 1997 to 35.5% of revenue during the nine months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins than those in which the Company provides supplemental staffing for client managed projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 92%, or $12.1 million, from $13.0 million during the nine months ended September 30, 1997 to $25.1 million during the nine months ended September 30, 1998, and increased as a percentage of revenue from 21.1% to 25.5% of revenue. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.


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


     Provision for income taxes. The Company's effective income tax rate was 30.1% and 37.3% for the nine months ended September 30, 1998 and 1997 respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the nine months ended September 30, 1998, the tax holiday favorably impacted the Company's effective tax rate by approximately 9%, while the effect was not significant in the nine months ended September 30, 1997.


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

     The Company had cash and cash equivalents of $5.4 million at September 30, 1998, and $8.5 million at December 31, 1997. The Company had working capital of $30.6 million at September 30, 1998 and $29.3 million at December 31, 1997.

     Cash provided by operating activities was $1.2 million during the nine months ended September 30, 1998, resulting primarily from net income of $6.8 million for the nine months ended September 30, 1998, an increase of $5.8 million in accounts payable and accrued payroll, offset by an increase of $11.8 million in accounts receivable and unbilled services. Cash used in operating activities for the nine months ended September 30, 1997 was $4.7 million.

     The Company invested $5.0 million and $2.2 million in computer equipment and office furniture and fixtures during the nine months ended September 30, 1998 and 1997, respectively. The increase reflects purchases of computer and telecommunication equipment for consultants and administrative staff and office furniture and fixtures related to the Company's new headquarters in Edison, New Jersey, and other new offices opened during 1998.


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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

                  27.1 Restated Financial Data Schedule for the period ended September 30, 1998.

                  27.2 Restated Financial Data Schedule for the period ended September 30, 1997.


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


                                          Intelligroup, Inc.




DATE:  March 26, 1999                     By:   /s/ Stephen A. Carns
                                             ----------------------------------
                                          Stephen A. Carns,
                                          President and Chief Executive
                                    Officer
                                          (Principal Executive Officer)


DATE:  March 26, 1999                     By:   /s/ Gerard E. Dorsey
                                             ----------------------------------
                                          Gerard E. Dorsey,
                                          Senior Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)