Form 10-K
period 1998-12-31
INTELLIGROUP INC
filed 1999-04-01
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-20943

                               INTELLIGROUP, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


         New Jersey                                       11-2880025
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                  499 Thornall Street, Edison, New Jersey 08837
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


                                 (732) 590-1600
                       ---------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
 Title of each class                                   on which registered
---------------------                              ----------------------------

None
---------------------------                        ----------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes:     X                      No:
                    --------                      --------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $54,920,024 at March 22, 1999 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 22, 1999:


Class                                                        Number of Shares
-----                                                        ----------------

Common Stock, $.01 par value                                     15,558,751

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

           Item                                                             Page
           ----                                                             ----

PART I     1.   Business....................................................  4

           2.   Properties.................................................. 18

           3.   Legal Proceedings........................................... 18

           4.   Submission of Matters to a Vote of Security Holders......... 20

PART II    5.   Market for the Company's Common Equity and Related
                Shareholder Matters......................................... 21

           6.   Selected Financial Data..................................... 22

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 24

           7A.  Quantitative and Qualitative Disclosure About Market Risk... 34

           8.   Financial Statements........................................ 34

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................... 34

PART III   10.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16 (a) of the
                Exchange Act................................................ 35

           11.  Executive Compensation...................................... 35

           12.  Security Ownership of Certain Beneficial Owners
                and Management.............................................. 35

           13.  Certain Relationships and Related Transactions.............. 35

PART IV    14.  Exhibits, List and Reports on Form 8-K...................... 36

SIGNATURES      ............................................................ 37

EXHIBIT INDEX   ............................................................ 39

FINANCIAL STATEMENTS........................................................ F-1

                                     PART I


ITEM 1.        BUSINESS.

GENERAL

     Overview

     Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of information technology services, including management consulting, enterprise-wide business process solutions, Internet applications services, applications outsourcing and maintenance, web site design and customization, IT training solutions, systems integration and custom software development based on leading technologies.

     The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford") in a pooling-of-interests transaction. On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. The Company's executive offices are located at 499 Thornall Street, Edison, New Jersey 08837 and its telephone number is (732) 590-1600.

     The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize software developed by SAP AG, based in Germany, and distributed through its other subsidiaries including SAP America, Inc. (collectively "SAP") as a primary tool to implement enterprise-wide business process solutions.

     SAP's software is representative of a class of application products known as Enterprise Resource Planning ("ERP") software. ERP products are pre-packaged solutions for business areas, including financial information, manufacturing and human resources. For prospective customers, ERP products are an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged, there is a significant amount of technical work involved in implementing them and tailoring their use for a particular customer's needs. The Company recognized that this implementation and customization services work represented a significant potential business opportunity.

     ERP vendors such as SAP, Oracle, PeopleSoft and Baan, have a vested interest in encouraging third party service companies to provide implementation and customization services to customers. These vendors have established formal programs which are designed to recruit and authorize third party service companies as service partners. Companies wishing to become authorized partners must meet performance criteria established by the ERP vendor. They are then allowed to use the vendor's partner designation and associated logo to promote their own services. The ERP product vendors also promote these authorized partners to customers and prospective customers of their ERP products. The Company believes that such partner status with the ERP vendors has and will continue to result in direct referrals and enhanced industry recognition.

     In 1995, the Company achieved the status of a SAP National Implementation Partner. In the same year, the Company also began to utilize Oracle's ERP application products to diversify its service offerings. In 1997, the Company enhanced its partner status with SAP, by first achieving National Logo Partner status and then AcceleratedSAP Partner Status. Also, in 1997, the Company further diversified its ERP-based service offerings, by beginning to provide PeopleSoft and Baan implementation services. In July 1997, the Company was awarded PeopleSoft implementation partnership status. In September 1997, the Company was awarded Baan international consulting partnership status. In June 1998, the Company also expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications.

     The Company's software implementation, custom development and maintenance services are enhanced by round-the-clock access to qualified and experienced programmers at its offices in the United States, United Kingdom, New Zealand and at its Advanced Development Center ("ADC") located in India. The ADC is connected by dedicated, high speed satellite links to certain customer sites, as well as to the Company's operations centers in the United States, the United Kingdom and New Zealand.

     The Company believes that the ADC is one of the world's largest offshore SAP development centers. In 1998, the ADC was awarded ISO 9001 certification for offshore SAP development. ISO 9001 is an international certification for organizations, which achieve and demonstrate required levels of quality in software development processes. The Company believes that, at this time, no other services company has achieved ISO 9001 certification for offshore SAP development.

     The ADC is operated by Intelligroup Asia Private Ltd. ("Intelligroup Asia"). The Company owns 99.8% of the shares of Intelligroup Asia. The remaining shares are expected to be transferred to the Company by the founders in 1999. Upon consummation of such transfer, Intelligroup Asia will be a wholly owned subsidiary of the Company.

     The Company provides its services directly to end-user organizations, or as a member of consulting teams assembled by other information technology consulting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 750 customers in 1998. The Company's customers are Fortune 1000 and other large and mid-sized companies in the United States and abroad. They include Armstrong World Industries, AT&T, Block Drug Company, Bristol-Myers Squibb, IMC Global and Simon & Schuster. The Company has also participated in project teams lead by information technology consulting firms such as Ernst & Young LLP, IBM Global Services, KPMG LLP and PricewaterhouseCoopers LLP.

     During 1998, the Company made the decision to expand the portfolio of services offered to existing and potential ERP customers, as well as customers wishing to implement Internet-based solutions. These service offerings include management consulting, Internet solutions and ERP and Internet application outsourcing. This decision was based on the Company's business assessment of customer needs over the life cycle of their solution. This assessment showed that:

  o  many ERP and non-ERP  customers  need  business and  technology  consulting
                                            ------------------------------------
     assistance to prepare and optimize systems plans to support their organization's business strategies;

  o many ERP and non-ERP customers need assistance in designing, implementing and managing Internet and advanced technology applications, in areas such
                  --------------------------------
     as web commerce and procurement, customer relationship management and supply chain management; and

  o  many  customers  who  install  ERP  or  related  Internet   solutions  need
     assistance to maintain, manage and operate those solutions and are open to proposals to outsource those functions.
                  ---------

     By providing a set of services throughout a customers' solution life cycle and adding Internet solutions services, the Company believes that it is leveraging its strengths in the ERP market, and broadening and expanding the potential sources of future business opportunity.

     The Company's stated direction is to expand its service offerings through an appropriate mix of internal growth and acquisitions. During 1998, the Company expanded its service operations, both domestically and internationally, through a number of acquisitions. In May 1998, the Company expanded its PeopleSoft services business in Europe, by acquiring the outstanding capital stock of each of CPI Consulting Limited and CPI Resources Limited (the "CPI Companies") located in the United Kingdom. The CPI Companies provide consulting and implementation services related to PeopleSoft applications. In November 1998, the Company acquired the outstanding capital stock of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited (the "Azimuth Companies") located primarily in New Zealand. The Azimuth Companies provide business and management consulting services in Australia, New Zealand and Southeast Asia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1998, the Application Management Services practice was reorganized as the worldwide Enterprise Sourcing Services ("ESS") practice. The ESS practice will focus on selling, delivering and supporting outsourced ERP and Internet implementation and maintenance services. The offshore ADC in Hyderabad, India is part of the ESS practice. The ADC enables ESS to take on larger and more complex implementation projects and outsourcing arrangements, while maintaining our aggressive implementation schedules and cost-effective services.

     In January 1999, in order to augment the Internet/Advanced Technology practice, the Company acquired the outstanding capital stock of Network Publishing, Inc. ("NPI") located in Provo, Utah. NPI provides web site design and front-end application solutions services. In February 1999, by way of merger transactions, the Company augmented the PeopleSoft practice in North America by acquiring Empower Solutions, L.L.C. and its affiliate Empower, Inc. (the "Empower Companies") located in Plymouth, Michigan.

     Trademarks and Service Marks

     "Intelligroup," "4Sight," "4Sight Plus", and the Company's logo are service marks and "OIM" are trademarks of the Company.

     "Azimuth" is a trademark of Azimuth Consulting.

     "Empower Solutions" is a trademark of Empower Solutions.

     All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

     Safe Harbor Statements

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. In addition, statements regarding the Company's intent to expand its service offerings through internal growth and acquisitions are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

  o the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) patterns of software and hardware capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) timing and impact of acquisitions,
     (e) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (f) levels of market acceptance for the Company's services, (g) general economic conditions, (h) the hiring of additional staff and (i) fixed price contracts;

  o  changes in the Company's billing and employee utilization rates;

  o the Company's ability to manage its growth effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates, (d) to successfully integrate the personnel and businesses acquired by the Company, and (e) to maintain project quality, particularly if the size and scope of the Company's projects increase;

  o  the Company's ability to maintain an effective internal control structure;

  o the Company's limited operating history within its current line of business;

  o the Company's reliance on a continued relationship with SAP America and the Company's present status as a SAP National Logo Partner;

  o  the Company's substantial reliance on key customers and large projects;

  o  the highly competitive nature of the markets for the Company's services;

  o the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences;

  o the Company's reliance on the continued services of its key executive officers and leading technical personnel;

  o the Company's ability to attract and retain a sufficient number of highly skilled employees in the future;

  o the Company's ability to continue to diversify its offerings, including growth in its Oracle, Baan and PeopleSoft services;

  o uncertainties resulting from pending litigation matters and from potential administrative and regulatory immigration and tax law matters;

  o  the Company's ability to protect its intellectual property rights; and

  o Year 2000 compliance of vendors' products and related issues, including impact of the Year 2000 problem on customer buying patterns.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

INDUSTRY BACKGROUND

     Many large and mid-sized businesses face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging web commerce and procurement strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase value to customers. Businesses are implementing and utilizing advanced information and Internet technology solutions, that enable them to redesign their business processes in such areas as product development, service delivery, manufacturing, sales and human resources.

     Many businesses have adopted information systems strategies using client/server architectures based on personal computers, local area network/wide area network ("LAN/WAN"), shared databases and packaged software applications. Frequently these strategies are intended to replace legacy systems, which are often mainframe-based, running proprietary software and applications. Such client/server systems, when developed and implemented appropriately, enable the creation and utilization of more functional, flexible and cost effective applications, which are critical to the competitive needs of businesses.

     As part of their client/server strategies, organizations often acquire, or consider acquisition of, packaged enterprise-wide business software applications, including those offered by leading ERP vendors, such as SAP,
Oracle, PeopleSoft or Baan. These applications are then implemented or customized to meet their particular business needs. Alternatively, the organizations may develop, or commission development of, customized software applications to meet their needs.

     For many customers, the issue of Year 2000 compliance has driven their decisions to migrate to new client/server-based ERP solutions. Others have decided to retain their legacy mainframe applications and make them Year 2000 compliant, rather than replacing them. In both cases, these customers now have a set of core operations applications which they use to support their central business processes. These customers may now face competing internal demands against their budgets and resources. The customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for the Company in the areas of management consulting, Internet solutions and the outsourcing of ERP applications maintenance.

     Intense   competitive   and  market   pressures   continue  to  force  many
organizations to look for improvements in the quality, efficiency and responsiveness of their end-to-end business models. This would normally require an in-depth analysis of their business strategies, operational processes and supporting delivery mechanisms, including information systems. Customers will sometimes retain external business and management consulting organizations to assist with this analysis and the preparation of relevant recommendations.

     Two consistent conclusions result from customers' analyses. The first is the importance of timely access to relevant information, tools and applications, at reasonable cost, for customers, suppliers, business partners and employees. The second conclusion is that, because of its low cost and universal availability, the Internet and associated browser and web technology is becoming the de-facto information access and delivery standard for many organizations around the world. Together, these are leading to a new class of web site, commonly called "enterprise information portals". These sites need to be designed and implemented to provide access to all information, applications and communications tools required for internal and external users to perform their designated business functions.

     The majority of customers who have implemented, or are implementing, ERP solutions have been Fortune 2000 companies. The Company believes that opportunities for new ERP implementations will continue to exist in this segment, as these companies deploy ERP solutions to subsidiaries and operating units. In addition, these customers are also faced with the need to manage and maintain their ERP applications. The Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades and also for application outsourcing.

     Because of the ERP penetration of Fortune 2000 customers, the marketing focus of the ERP vendors has turned toward mid-market clients. In addition, the leading ERP vendors are also realigning their sales organizations along industry segments (e.g. manufacturing, finance etc.). The mid-market segment presents the most opportunity for new ERP product sales and implementations. Many of these companies are growing rapidly and are likely to have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists for ERP implementation services to mid-market clients. This segment is very cost conscious and will require a highly efficient services delivery model.

     In both the Fortune 2000 and mid-market segments, the Company believes that enterprise information portals will become a focus of many customers' information systems plans. Enterprise information portals provide customized, integrated access to information, tools and applications. Much of the demand for new applications, to be accessed via the portals, will be driven by the customers' need to compete on such fronts as web commerce, customer relationship management, sales force automation and supply chain integration. A new wave of product vendors has emerged, which address these new application requirements. These include providers of packaged applications, as well as providers of middleware frameworks designed to simplify the task of building or integrating custom applications. Often, integration of these new applications with the customers' core ERP or legacy-based business systems will be critical.

     The task of developing and implementing enterprise-wide, mission-critical, information solutions is complex. It presents significant challenges for most customer organizations and can be a time consuming and costly undertaking, which typically requires significant allocation of organizational resources. Information technology managers must integrate and manage information systems environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and as well as multiple packaged and custom developed applications.

     Companies must also continually keep pace with a broad and often confusing array of new technological developments, which can render internal information technology skills obsolete. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the information technology management area. Accordingly, organizations often lack sufficient, and/or appropriate, technical resources necessary to design, develop, implement and manage the information technology solutions needed to support their business needs.

     To support their information technology needs, many businesses increasingly engage experienced outside specialists for assistance across the full life cycle of their solutions. Because of the heightened business pressures they face, these customers are demanding innovative solutions, in shorter timeframes, with lower life cycle cost of ownership, at higher levels of quality and service, all with lower risk to themselves and their businesses.

     As a result of these industry dynamics, demand for information technology services has grown significantly and changed. It has moved from an implementation focus to one addressing an integrated view of corporate business and information processes; it has also moved to a focus on value-based pricing and cost of ownership over the total life cycle of the solution. These changes favor services companies which can provide high quality, low cost life cycle services, and which address high value solution areas for clients' businesses.

THE INTELLIGROUP SOLUTION

     Intelligroup improves its clients' business performance, through the intelligent application of information technology. Intelligroup provides a continuum of services throughout our clients' solution life cycle. These services comprise management consulting, ERP solutions design and implementation, Internet consulting and solution development and enterprise outsourcing.

     The Company delivers to our clients timely, cost-effective and innovative ERP, Internet and maintenance solutions by combining our:

     Proven Offshore Development and Maintenance Model: The Company has the ability to develop, implement and maintain business solutions through its offshore ADC, at high quality and low cost. The ADC, which the Company believes is one of the world's largest SAP offshore development and maintenance centers, is ISO 9001 certified for SAP offshore development. The center is process driven and connected to the Company's operations centers in Asia/Pacific, the United States and Europe via high-speed satellite links. The center operates on a 24x7, round-the-clock basis, allowing next business day turn-around of work units to clients. Combining the center's quality processes, skilled development team and low cost of operation allows the Company to compete for implementation and maintenance contracts on a fixed price/fixed time basis.

     Expertise in a Wide Range of Technologies, Industries and Disciplines: The Company's consultants have expertise with SAP, Oracle, PeopleSoft and Baan products and with a wide variety of leading computing technologies, including Internet, client/server architectures, object-oriented technologies, CASE, distributed database management systems, mainframe connectivity, LAN/WAN and telecommunications technologies. The Company believes that its personnel are effective because of their technical excellence, their industry experience and their strong grounding in the disciplines of project implementation and management.

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

     Accelerated Implementation Methodology and Toolset: The Company has developed a proprietary implementation methodology, 4Sight, as well as a software-based implementation toolset, 4Sight Plus, which are designed to minimize the time required to develop and implement SAP, Oracle, PeopleSoft and Baan solutions for its customers. 4Sight and 4Sight Plus are designed to be technology independent and modular, and have also been extended to support the Company's Internet solutions engagements.

INTELLIGROUP SERVICES

     Intelligroup provides a wide range of information technology services, including (i) management consulting services; (ii) ERP solutions utilizing SAP, as well as Oracle, PeopleSoft and Baan products, all of which are leading software applications; (iii) internet solution services; and (iv) enterprise sourcing services (outsourcing) for the maintenance, administration and operations of customers' ERP and Internet solutions.

     Historically, the Company's services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements, which are terminable upon relatively short notice. As the Company has re-oriented itself towards serving our clients' needs over their solutions' entire life cycle, we are beginning to enter into outsourcing agreements with customers. The contractual arrangements in these situations will typically be fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on life cycle services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

MANAGEMENT CONSULTING

     During 1998, the Company's management consulting practice has focused on two areas: (i) Business Consulting (covering Business Process Re-engineering, Change Management, IT Strategy and Software selection); and (ii) Leasing & Asset Management.

     The Company believes that significant value is provided to customers, by providing business consulting services. Such services also have the potential to stimulate additional revenue opportunities for the Company, in the execution of recommendations made to clients. The acquisition of Azimuth Consulting significantly strengthens Intelligroup's management consulting capabilities. Founded in 1984, Azimuth has built a strong IT management consulting organization with operations in New Zealand, Australia, the Philippines and other Southeast Asian countries. Azimuth operates as a wholly-owned subsidiary of Intelligroup with headquarters in Wellington, New Zealand. The Company intends to integrate its existing management consulting services groups in the United States and Europe, under Azimuth worldwide. The Company is currently re-evaluating its Leasing and Asset Management solution offerings.

ENTERPRISE RESOURCE PLANNING SOLUTIONS

     The Company designs, develops, integrates and implements sophisticated business process solutions based on SAP, Oracle, PeopleSoft and Baan products, utilizing our best business practices, methodologies and toolsets. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses and fosters long-term customer relationships.

     Accelerated Implementation Methodology and Toolset: As a result of our experience in implementing ERP software, the Company has developed a proprietary methodology (4Sight) and associated toolset (4Sight Plus) for implementing enterprise business software applications. 4Sight Plus also contains a project management and tracking tool, which the Company utilizes to monitor implementation projects undertaken for clients. The Company believes that the use of 4Sight and 4Sight Plus, throughout an implementation project, may enable its customers to realize significant savings in time and resources. Furthermore, the Company believes that use of 4Sight Plus also shortens the turn-around time for program development, as it streamlines the information flow between the Company's offices and customer sites.

     4Sight  and  4Sight  Plus,  initially  used  by  the  Company  in  projects implementing SAP, were designed to be portable to other packaged software applications and to be adaptable to the scope of a particular project. 4Sight
and  4Sight   Plus  have  been   adapted   for  Baan,   Oracle  and   PeopleSoft
implementations.

INTERNET SOLUTIONS SERVICES

     In 1998, the Company created a practice focusing on providing Internet consulting and application development services, designed to help companies develop innovative ways to reach their customers, suppliers and target markets by leveraging the power of the Internet and corporate intranets. This practice developed expertise in Internet technologies as well as the integration of those technologies with ERP and legacy systems.

     The Company's core expertise has been in the technical development and integration of the solutions. However, a key element of the new breed of Internet solution relates to the projection of the customers' offering to their intended Internet audience. The Company, however, did not possess this required expertise in brand marketing, graphic and multimedia design. With the acquisition of NPI, the Company is now able to provide those services and provide a complete Internet solution which combines NPI's web design capability with Intelligroup's expertise in Internet application development and integration with ERP systems.

     NPI has built a strong track record in designing web-sites that enable clients to achieve the desired sales and marketing impact. Its customers include a number of Fortune 500 companies in such industries as automotive, technology and entertainment. The Company intends to leverage its proven 4Sight methodologies and offshore development model to pursue Internet business opportunities. The Company believes that the existing set of ERP customers will be a receptive audience for the Company's Internet solutions. These customers represent a large and well-defined target, which can be reached by the Company's direct sales and marketing activities.

     A wide variety of Internet solutions may be offered to prospective clients, including electronic commerce, customer interaction, sales force automation and web training. The Company intends to promote the use of enterprise information portals in marketing its Internet solutions services.

ENTERPRISE SOURCING SERVICES

     The ESS practice focuses on selling, delivering and supporting outsourced ERP and Internet implementation and maintenance services. The offshore ADC in Hyderabad, India is part of the ESS practice. ESS provides full life cycle support of ERP and Internet applications through the following service offerings:

     o Offshore Support: These services are provided in conjunction with the Company's ERP and Internet practices, allowing them to provide clients with high quality, low cost and time-dependent project implementation services.

     o Outsourcing: The Company provides clients with application management, support and maintenance services. These services may be provided on-site, off-site through the Company's operations centers and ADC, or a combination of both on-site and off-site. The Company's low cost, high quality ADC delivery model allows the Company to compete for long term fixed price/fixed time contracts.

     The ESS practice teams with the Company's various ERP and Internet practices on their implementation projects, and will take the lead role in selling and delivering longer term outsourcing relationships.

     Advanced Development Center: The ADC is an important component of the Company's value proposition to customers. The Company utilizes the programmers at the ADC, in conjunction with its consultants in the United States who are on site at customer locations, to provide its customers with savings in development and implementation costs and time to project completion. The center allows the Company to provide cost-effective, timely and high quality software development, maintenance and support services to customers throughout the world. We are able to deliver high value services at attractive prices due to the following: (i) the high level of expertise and experience of our ADC consultant programmers;
(ii) the rigorous application of the Company's proprietary 4Sight software project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the ADC's offshore location in Hyderabad, India.

     The ADC is connected by dedicated, high-speed satellite links, to certain customer sites, as well as the Company's headquarters in the United States, its European headquarters in the United Kingdom and its office in New Zealand. The ADC is staffed by over 200 qualified and experienced programmers. The ADC has performed work on projects with SAP, as well as with Baan and certain custom Internet solutions. As the Company expands both its ERP and Internet businesses, the ADC is being prepared to undertake projects in any of the four ERP practices (SAP, Baan, Oracle and PeopleSoft), as well as certain Internet and other advanced technologies.

SALES AND MARKETING

     The Company historically has generated new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement their software products, and (iii) internally generated sales. In addition, the Company has been introduced to customers by certain of its competitors, such as the "Big Five" accounting firms, which at times require the Company's expertise and ability to deliver qualified personnel for complex projects.

     The Company has dedicated an increased level of resources to sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP and Internet solutions. The Company intends to implement focused sales management programs, to leverage its relationships with existing customers, as well as those with ERP and other product vendors. In particular, the Company has reorganized its SAP practice along industry lines and will endeavor to partner with SAP's industry sales organization to seek and close business opportunities.

     Among its sales and marketing efforts, the Company's has exhibited and presented the Company's expertise at trade events associated with the primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group, BaanWorld and the PeopleSoft Users Group. The Company intends to continue participation in such industry-recognized programs and trade shows.

     Most importantly, however, the Company believes that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. The Company believes that it has consistently met customer expectations with respect to budgets and time schedules.

     As of December 31, 1998, the Company's sales and marketing group consisted of 35 employees in the United States, 2 for Europe, and 9 for the Asia Pacific region. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch offices in Phoenix, AZ; Foster City, CA; Washington, DC; Miami, FL; Atlanta, GA; Chicago, IL; Detroit, MI; Dallas, TX and Reston, VA serve the United States market. In addition, the Company, also maintains offices in Europe (Denmark, the United Kingdom and Belgium); Asia Pacific (Australia, India, Japan, New Zealand, Philippines and Singapore). Azimuth Consulting will operate worldwide, as a wholly owned subsidiary of Intelligroup with headquarters in Wellington, New Zealand. The Company's existing management consulting services groups in the United States and Europe, will be merged with Azimuth worldwide.

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

CUSTOMERS

     The Company provides its services directly to Fortune 2000 and other large and mid-sized companies, many of which have information-intensive, multinational operations, or as a member of a consulting team assembled by other information technology consultants, such as "Big Five" accounting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 750 customers in the year ended December 31, 1998.

     The  Company's  ten largest  customers  accounted  for,  in the  aggregate, approximately 50%, 46% and 34% of its revenue in 1996, 1997 and 1998, respectively. During 1996 and 1997, PricewaterhouseCoopers LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. During 1998, no single customer accounted for more than 10% of revenue. In 1996, 1997 and 1998, 34%, 32% and 25% respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by leading information technology consulting firms retained by organizations to manage projects to provide enterprise-wide business process solutions.

     Although the Company has contracts with many of its large customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. Under the ESS practice, the Company expects to compete for multi-year fixed term, fixed price contracts. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated.

     Many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in a material adverse change to the customer's operations giving rise to claims for damages against the Company or causing damage to the Company's reputation, adversely affecting its business, financial condition and results of operations. In addition, certain of the Company's agreements with its customers require the Company to indemnify the customer for damages arising from services provided to, or on behalf of, such customer. Under certain of the Company's customer contracts, the Company warrants that it will repair errors or defects in its deliverables without additional charge to the customer. The Company has not experienced, to date, any material claims against such warranties. The Company has purchased and maintains errors and omissions insurance to insure the Company for damages and expenses incurred in connection with alleged negligent acts, errors or omissions.

COMPETITION

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers of the Company):

     o    Consulting  and  software   integration   firms:   including  Andersen
          Consulting, IBM Global Services, Cambridge Technology Partners, MCI Systemhouse, Computer Sciences Corporation and others.

     o "Big Five" accounting firms: Deloitte & Touche, Ernst & Young, KPMG, PricewaterhouseCoopers.

     o    Software applications vendors: SAP, Oracle, Baan and PeopleSoft.

     In addition, the Company competes with smaller companies such as Plaut, Clarkson-Potomac, Whittman-Hart and Origin.

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

     The Company believes that it competes based on its expertise across the full life cycle of our clients' ERP and Internet solutions. This expertise includes management consulting skills, plus design and implementation skills in ERP products (primarily SAP, Oracle, PeopleSoft and Baan), Internet and application integration and application outsourcing related to those solutions. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors.

EMPLOYEES

     As of December 31, 1998, the Company employed 1,260 full-time employees, of whom 957 were engaged as consultants or as software developers, 46 were engaged in sales and marketing, and 257 were engaged in sales and delivery management, finance and administration. Of the total number of employees, 631 were based in the United States, 522 were based in the Asia Pacific region and 107 were based in Europe. In addition, the Company engaged 102 independent contractors to perform information technology services.

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


ITEM 2. PROPERTIES.

     As of December 31, 1998, the Company owns no real property and currently leases or subleases all of its office space. The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company also leases or subleases offices for its sales and operations in Phoenix, AZ; Foster City, CA; Washington, DC; Miami, FL; Atlanta, GA; Chicago, IL; Detroit, MI; Dallas, TX; and Reston, VA; and operations in Hyderabad, India; Australia; Denmark; Japan; New Zealand; Singapore and the United Kingdom. The Company is in the process of opening a sales office in Brussels, Belgium. In October 1998, the Company finalized an agreement to sublet the space used for its prior headquarters for the remainder of the term of its sublease, which expires November 15, 1999.


ITEM 3. LEGAL PROCEEDINGS.

     On February 16, 1996, the Company, as plaintiff, filed a complaint in the Superior Court of New Jersey, Chancery Division, Middlesex County, against a former consultant to the Company, seven former employees of the Company and Pegasus Systems, Inc. ("Pegasus"), a corporation which currently employs certain of such individuals (collectively, the "Defendants"). The complaint, which seeks damages and injunctive relief against the Defendants, alleges, among other things, misappropriation of proprietary information, unfair competition, tortious interference, breach of employment agreements, breach of a consulting agreement between the Company and Pegasus, and breach of duty of loyalty, good faith and fair dealing. Upon the filing of its complaint, the Company obtained a temporary restraining order and in May 1996 obtained a preliminary injunction prohibiting the Defendants from using or disclosing the Company's proprietary information, prohibiting the Defendants from contacting or soliciting certain of the Company's customers and prohibiting the Defendants from recruiting or attempting to recruit the Company's employees, agents or contractors. The preliminary injunction remains in effect. The Defendants have filed an answer and counterclaim. Pegasus has asserted a breach of contract counterclaim against the Company alleging that the Company owes it $129,000 for consulting services. Pegasus and two of the individual Defendants also asserted claims against the Company and two of its officers for tortious interference and defamation. In addition, one of the individual Defendants has asserted that the Company owes him $70,000 in commissions. In addition to monetary damages the
Defendants seek injunctive relief. The Defendants unsuccessfully sought a temporary restraining order against the Company. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit  as well as  those  asserted  in the  claim  against  Sophien  Bennaceur
(discussed below). The Company drafted and circulated a settlement agreement which, if executed, would dispose of both lawsuits. On March 11, 1999, the Company filed a Motion to Enforce the settlement agreement in light of Sophien Bennaceur's failure to execute such settlement agreement. The Company does not believe that the outcome of these claims and counterclaims will have a material effect upon the Company's business, financial condition or results of operations.

     On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998. Subsequently, on July 10, 1998, upon the Company's Motion to Compel Arbitration, the court dismissed the plaintiff's complaint without prejudice. Subsequently, the plaintiff's motion to reconsider the dismissal was denied. The plaintiff filed his demand for Arbitration with the American Arbitration Association on February 17, 1999 and the Company filed its answer on February 26, 1999. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On May 28, 1998, the Company and Rajkumar Koneru, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey, against Sophien Bennaceur, a former employee and officer of the Company. The complaint, which seeks damages and injunctive relief against the defendant, alleges among other things, misappropriation of proprietary information, breach of employment agreement, breach of fiduciary duty and duty of loyalty, unfair competition and tortious interference. The defendant was served with the complaint and filed an answer on July 9, 1998. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit as well as those asserted in the Pegasus litigation (discussed above). The Company drafted and circulated a settlement agreement which, if executed, would dispose of both lawsuits. On March 11, 1999, the Company filed a Motion to Enforce the settlement agreement in light of Sophien Bennaceur's failure to execute such settlement agreement.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Common Stock has been quoted on the Nasdaq National Market (the "NNM") under the symbol "ITIG" since September 27, 1996 when the Company consummated its initial public offering. The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the NNM. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                    Quarter Ended             High           Low
          ----------------------------     ----------     ---------
               March 31, 1997              $12 3/4         $9  7/8
               June 30, 1997               $11 7/8         $8  1/4
               September 30, 1997          $23 1/2         $9  1/2
               December 31, 1997           $25 7/8         $13 3/4
               March 31, 1998              $21 1/2         $14 1/2
               June 30, 1998               $23 5/8         $15
               September 30, 1998          $24 1/4         $16
               December 31, 1998           $19 3/4         $10 5/8

     As of March 22, 1999, the approximate number of holders of record of the Common Stock was 47 and the approximate number of beneficial holders of the Common Stock was 1,750.

     The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     All information relating to the Common Stock of the Company in this Annual Report on Form 10-K reflects a 81,351.1111-for-1 stock split of the Common Stock effected July 12, 1996, prior to the Company's initial public offering of its Common Stock in September 1996.

     The following information relates to all securities of the Company sold by the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of grant, issuance and/or sale, and have not previously been disclosed in a Quarterly Report on Form 10-Q:

          On November 25, 1998, Intelligroup, Inc. (the "Company"), consummated the acquisition (the "Acquisition") of all of the shares of outstanding capital stock of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited, each a company formed pursuant to the laws of New Zealand (the "Azimuth Companies"). As a result of the Acquisition, each of the Azimuth Companies became a wholly-owned subsidiary of the Company. The parties have accounted for such transaction as a pooling of interests. The principal activity of each of the Azimuth Companies is providing business and management consultancy services.

          The purchase price consisted of the issuance by the Company of an aggregate of 902,928 restricted shares of its Common Stock, $0.01 par value per share, to David Anthony Stott and Alexander Graham Wilson, the sole shareholders of each of the Azimuth Companies. The Company agreed to use its best efforts to file a registration statement registering the shares of the Company's Common Stock issued to Messrs. Stott and Wilson on Form S-3 no later than February 28, 1999 and use its best efforts to have such registration become effective as soon as practicable thereafter. The Company filed such Registration Statement on February 26, 1999 and anticipates that the Form S-3 will be declared effective by the Securities and Exchange Commission in the near term after the filing of this Form 10-K.

          No underwriter was employed by the Company in connection with the issuance by the Company of the securities described above. The Company claims that the issuance of all of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering. Appropriate legends were affixed to the stock certificates issued in such transaction. Both recipients had adequate access to information about the Company.


ITEM 6. SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended December 31, 1996, 1997 and 1998 and the selected balance sheet data as of December 31, 1997 and 1998 are derived from and are qualified by reference to, and should be read in conjunction with, the more detailed audited consolidated financial statements and the related notes thereto included elsewhere herein. The selected statement of operations data for the year ended December 31, 1994 and 1995 and the selected balance sheet data as of December 31, 1994, 1995 and 1996 have been derived from audited financial statements of the Company which are not included elsewhere herein. Prior period financial information has been revised to reflect the Company's acquisitions of CPI Resources and the Azimuth Companies during 1998, which were accounted for in accordance with the pooling of interests rules under generally accepted accounting principles.

     The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this
Prospectus:

                                                    1994      1995     1996      1997      1998
                                                 --------- --------- -------- --------- ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Revenue....................................     $19,438   $39,283  $61,699   $94,326    $144,861
  Cost of sales..............................      13,528    29,263   43,142    65,535      94,203
                                                  -------   -------  -------   -------    --------
    Gross profit.............................       5,910    10,020   18,557    28,791      50,658
                                                  -------   -------  -------   -------    --------
  Selling, general and administrative
    expenses.................................       4,670     8,401   14,544    22,060      36,570
  Acquisition expenses.......................          --        --       --        --       2,118
                                                  -------   -------  -------   -------   ---------
    Total selling, general and administrative
     expenses................................       4,670     8,401   14,544    22,060      38,688
                                                  -------   -------  -------   -------    --------
    Operating income.........................       1,240     1,619    4,013     6,731      11,970
  Factor charges/Interest expense (income),
    net......................................         463     1,327    1,335      (257)       (120)
                                                  -------   -------  -------   -------    --------
  Income before provision for
    income taxes and extraordinary
      charge.................................         777       292    2,678     6,988      12,090
  Provision for income taxes.................         409       587      748     2,327       4,416
                                                  -------   -------  -------   -------    --------
  Income (loss) before extraordinary charge..         368      (295)   1,930     4,661       7,674
Extraordinary charge, net of income tax
    benefit of $296..........................          --        --    1,148        --          --
                                                  -------   -------  -------   -------    --------
    Net income (loss)........................     $   368   $  (295) $   782   $ 4,661    $  7,674
                                                  =======   =======  =======   =======    ========
Earnings (loss) per share(1):
  Basic earnings per share:
    Income (loss) before extraordinary charge     $  0.02   $ (0.02) $  0.18   $  0.37    $   0.57
    Extraordinary charge, net of income tax
        benefit..............................          --        --     0.11        --          --
                                                  -------   -------  -------   -------    --------
      Net income (loss)......................     $  0.02   $ (0.02) $  0.07   $  0.37    $   0.57
                                                  =======   =======  =======   =======    ========
Weighted average number of common shares -
  Basic......................................      15,011    15,011   11,003    12,636      13,386
                                                  =======   =======  =======   =======    ========
Diluted earnings per share:
  Income (loss) before extraordinary charge..     $  0.02   $ (0.02) $  0.16   $  0.36    $   0.55
  Extraordinary charge, net of income tax
    benefit..................................         --         --     0.10        --          --
                                                  -------   -------  -------   -------    --------
      Net income (loss)........                   $  0.02   $ (0.02) $  0.06   $  0.36    $   0.55
                                                  =======   =======  =======   =======    ========
Weighted average number of common shares -
  Diluted....................................      15,011    15,011   12,263    13,116      13,968
                                                  =======   =======  =======   =======    ========


                                                                AS OF DECEMBER 31,
                                                 -------------------------------------------------
                                                    1994      1995     1996      1997      1998
                                                 --------- --------- -------- --------- ----------
                                                                  (IN THOUSANDS)
 Balance Sheet Data:
   Cash and cash equivalents.................     $ 1,399   $ 1,412  $ 8,301   $ 8,821    $  4,245
   Working capital surplus (deficit).........        (492)     (991)  16,246    29,672      29,611
   Total assets..............................       7,599    12,571   24,945    42,006      65,728
   Short-term debt, including subordinated
     debentures..............................       1,304     3,608      226       386          11
   Long-term debt and obligations under
      capital leases, less current portion...         141       206      108       355          59
   Shareholders' equity......................         557       128   18,280    33,208      44,920

-----------------
(1)Basic and diluted  earnings per share have replaced primary and fully diluted earnings per share in accordance with SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company provides a wide range of information technology services, including management consulting, enterprise-wide business process solutions, Internet applications services, applications outsourcing and maintenance, web site design and customization, IT training solutions, systems integration and custom software development based on leading technologies. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize software developed by SAP as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company achieved the status of a SAP National Implementation Partner. In the same year, the Company also began to utilize Oracle's ERP application products to diversify its service offerings. In 1997, the Company enhanced its partner status with SAP, by first achieving National Logo Partner status and then AcceleratedSAP Partner Status. Also, in 1997, the Company further diversified its ERP-based service offerings, by beginning to provide PeopleSoft and Baan implementation services. In July 1997, the Company was awarded PeopleSoft implementation partnership status. In September 1997, the Company was awarded Baan international consulting partnership status. In June 1998, the Company also expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications.

     During 1998, the Company expanded its operations through acquisitions. On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. The acquisition of CPI Consulting Limited was accounted for utilizing purchase accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3.1 million, and a future liability to the sellers predicated upon operating results for the balance of 1998. The value of the liability has been determined as of December 31, 1998 to be $2.5 million, which is payable by the issuance of an additional 155,208 shares of the Company's Common Stock. Such shares were issued by the Company on March 22, 1999. The excess of the purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $5.8 million.

     On May 21, 1998, the Company acquired all of the outstanding share capital of CPI Resources Limited. The acquisition of CPI Resources Limited was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 371,000 shares of the Company's Common Stock. At the time of the acquisition, CPI Resources Limited owned seventy percent of the outstanding share capital of CPI Consulting Limited.

     The CPI Companies provide consulting and implementation services related to PeopleSoft applications.

     On November 25, 1998, the Company consummated the acquisition of all of the outstanding capital stock of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited (collectively the "Azimuth Companies"). The acquisition of the Azimuth Companies was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 902,928 shares of the Company's Common Stock.

     The Azimuth Companies provide business and management consulting services. Founded in 1984, Azimuth has built a strong IT management consulting organization with operations in New Zealand, Australia, the Philippines and Southeast Asian countries.

     In January 1999, in order to augment the Internet/Advanced Technology Practice, the Company acquired the outstanding capital stock of NPI located in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 payable no later than March 31, 2000. This acquisition has been accounted for in 1999 under the purchase method of accounting. NPI provides web site design and front-end application solutions services. NPI has built a strong track record in designing web-sites that enable clients to achieve the desired sales and marketing impact.

     In addition, by way of merger transactions, the Company augmented its PeopleSoft practice in North America by acquiring the Empower Companies located in Plymouth, Michigan on February 16, 1999. The purchase price consisted of the issuance of an aggregate of 1,831,091 restricted shares of the Company's Common Stock. The Company may be required to issue additional shares of its restricted Common Stock which may be issued in connection with a net worth adjustment determined as of the closing date. The amount of such adjustment is in the process of being finalized by the parties. The acquisition has been accounted for as pooling of interest and thus prior financial statements will be revised to reflect the activities of such companies for all periods in accordance with generally accepted accounting principles. The Empower Companies provide business process reengineering, system design and development, project management and training services.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 1998, revenues derived from projects under fixed price contracts represented approximately 5% of the Company's total revenue. No single fixed price project was material to the Company's business during 1998. However, one fixed price project, which began late in 1998, is expected be material to the Company during 1999. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1996, 1997 and 1998, the Company's ten largest customers accounted for in the aggregate, approximately 50%, 46% and 34% of its revenue, respectively. In 1996 and 1997, PricewaterhouseCoopers LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. During 1998, no customer accounted for more than 10% of revenue. For the years ended December 31, 1996, 1997 and 1998, 34%, 32% and 25%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the years ended December 31, 1996, 1997 and 1998, 57%, 58% and 59%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. For each of the years ended December 31, 1997 and 1998, approximately 12% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. For each of the years ended December 31, 1998, 1997 and 1996, approximately 9%, 8% and 9%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft. During the year ended December 31, 1998, approximately 53% of the Company's revenue was derived from engagements at which the Company had project management responsibilities, compared to 28% and 12% during the years ended December 31, 1997 and 1996, respectively.

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

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an operations facility in India, the Advance Development Center (the "ADC"), and in 1995 established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and its proprietary accelerated implementation methodology and toolset. Since 1995, the Company has also been increasing its sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. The Company currently maintains its headquarters in Edison, New Jersey, and branch offices in Chicago, Detroit, Foster City (California), Reston (Virginia), Edison (New Jersey), Dallas, Atlanta, Phoenix and Washington, D.C. The Company also currently maintains offices in Europe (the United Kingdom, Denmark, and Belgium), and Asia Pacific (Australia, India, New Zealand, the Philippines, and Singapore). The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998. In October 1998, the Company finalized an agreement to sublet the space used for its prior headquarters for the remainder of the term of its sublease, which expires November 15, 1999.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                PERCENTAGE OF REVENUE
                                                  ------------------------------------------
                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                        1998             1997            1996
                                                        ----             ----            ----
Revenue..........................................       100.0%           100.0%          100.0%
Cost of sales....................................        65.0             69.5            69.9
                                                     --------          -------         -------
  Gross profit...................................        35.0             30.5            30.1
Selling, general and administrative expenses.....        25.2             23.4            23.6
Acquisition expenses.............................         1.5               --              --
                                                     --------          -------         -------
  Operating income...............................         8.3              7.1             6.5
Interest and other expense (income), net.........          --             (0.3)            2.2
                                                     --------          -------         -------
Income before provision for income taxes and
  extraordinary charge...........................         8.3              7.4             4.3
Provision for income taxes.......................         3.0              2.5             1.2
                                                     --------          -------         -------
Income before extraordinary charge...............         5.3              4.9             3.1
Extraordinary charge, net of income tax benefit..          --               --             1.8
                                                     --------          -------         -------
  Net income ....................................         5.3              4.9             1.3
                                                     ========          =======         =======

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Revenue increased by 53.6% or $50.6 million, from $94.3 million in 1997 to $144.9 million in 1998. This increase was attributable primarily to increased demand for the Company's ERP implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and Internet development services.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 43.7%, or $28.7 million, from $65.5 million in 1997 to $94.2 million in 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 76%, or $21.9 million, from $28.8 million in 1997 to $50.7 million in 1998. Gross profit margin increased from 30.5% of revenue in 1997 to 35.0% of revenue in 1998. The increase in such gross profit margin was primarily attributable to both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins, than those in which the Company provides supplemental staffing for client managed projects.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 65.7%, or $14.5 million, from $22.1 million in 1997 to $36.6 million in 1998, and increased as a percentage of revenue from 23.4% to 25.2%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of our corporate headquarters into approximately 48,000 square feet of office space, from our former location which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the year ended 1998, the Company incurred costs of $2,118,000 in connection with the acquisitions of the CPI Companies and the Azimuth Companies, each of which were accounted for as pooling of interests. These costs primarily consisted of professional fees associated with such acquisitions.

     Provision for income taxes. The Company's effective income tax rate was 37% and 33% for the years ended December 31, 1998 and 1997. During 1997, the Company reduced its valuation allowance by $207,000 as management determined that it was more likely than not, that the applicable portion of the net deferred tax asset would be or had been realized. The 1997 valuation allowance reduction favorably impacted the effective income tax rate by 3%. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. For the year ended December 31, 1998 and 1997, the tax holiday favorably impacted the effective tax rate by approximately 10% and 8%, respectively. Based on current and anticipated profitability, management believes all net deferred tax assets are more likely than not to be realized.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue. Revenue increased by 52.9%, or $32.6 million, from $61.7 million in 1996 to $94.3 million in 1997. This increase was attributable primarily to increased demand for the Company's SAP related implementation consulting services and, to a lesser extent, to increased demand for the Company's systems integration and custom software development services.

     Gross profit. The Company's cost of sales increased by 51.9%, or $22.4 million, from $43.1 million in 1996 to $65.5 million in 1997. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 55.1%, or $10.2 million, from $18.6 million in 1996 to $28.8 million in 1997. Gross profit margin increased from 30.1% of revenue in 1996 to 30.5% of revenue in 1997. The increase in such gross profit margin was attributable to the increase in implementation services projects and a combination of improved billing margins, greater consultant utilization and achieving certain customer performance incentives.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 51.7%, or $7.6 million, from $14.5 million in 1996 to $22.1 million in 1997, and decreased slightly as a percentage of revenue from 23.6% to 23.4%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the expansion of the Company's sales and marketing activities in 1997 and increased travel and entertainment expenses due to the growth of the business and the employee base. Such expenses were increased to support the continued revenue growth of the Company in the United States and abroad. In addition, such expenses increased due to increased sales and management recruiting costs, support services, and an increase in the provision for doubtful accounts.

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

     Provision for Income Taxes. The Company's effective income tax rate was 33% and 28% for the years ended December 31, 1997 and 1996. During 1997 and 1996, the Company reduced their valuation allowance by $207,000 and $461,000, respectively as management determined that it was more likely than not, that the applicable portion of the net deferred tax asset would be or had been realized. The 1997 and 1996 valuation allowance reduction favorably impacted the effective income tax rate by 3% and 14%, respectively. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. For the year ended December 31, 1997, the tax holiday favorably impacted the effective tax rate by approximately 8%. There was no significant impact for 1996. Based on current and anticipated profitability, management believes all net deferred tax assets are more likely than not to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash flow generated from operations, and prior to 1998 from cash balances generated from the Company's initial and follow-on public offerings consummated in October 1996 and July 1997, respectively.

     The Company had cash and cash equivalents of $4.2 million at December 31, 1998 and $8.8 million at December 31, 1997. The Company had working capital of $29.6 million at December 31, 1998 and $29.7 million at December 31, 1997.

     Cash provided by operating activities was $2.6 million during the year ended December 31, 1998, resulting primarily from net income of $7.7 million during the year ended December 31, 1998, an increase of $7.6 million in accounts payable, accrued payroll and accrued expenses, offset by an increase of $14.6 million in accounts receivable and unbilled services. Cash used in operating activities for the years ended December 31, 1997 and 1996 was $7.5 million and $4.6 million, respectively.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     The Company invested $7.1 million, $2.4 million and $1.0 million in computer equipment and office furniture and fixtures in 1998, 1997 and 1996, respectively. The increase reflects purchases of computer and telecommunications equipment for consultants and administrative staff and office furniture and fixtures related to the Company's new headquarters in Edison, New Jersey, and other offices opened during 1998.

     During 1996 the Company's factoring agreement required that the Company offer all of its trade accounts receivable to the factor for financing; however, the factor was under no obligation to accept any or all of such receivables. For a variety of reasons, including the rapid growth of the Company, the lack of available tangible security to utilize as collateral and the absence of historical operating profits prior to 1996, the Company was unable to obtain more traditional financing. On October 10, 1996, the Company repaid approximately $4.4 million consisting of all amounts outstanding under the agreement with the factor and terminated the factoring agreement.

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

     Subsequent to December 31, 1995, the Company determined that it had unrecorded and unpaid federal and state payroll-related taxes for certain employees. As a result of the Company's voluntary disclosure to the Internal Revenue Service of certain unpaid tax liabilities, on June 5, 1996, the Company received an audit assessment from the Internal Revenue Service for unpaid 1994 and 1995 federal income tax withholding, FICA and FUTA taxes in the aggregate amount of approximately $800,000 which was paid in full in August 1996. No interest or penalties were assessed. Reserves, aggregating $1.0 million, including the amount of the Internal Revenue Service audit assessment, were recorded at December 31, 1995. No assurance may be given, however, that interest, penalties or additional state or federal taxes will not be assessed in the future. The Company's principal shareholders, Messrs. Pandey, Koneru and Valluripalli, have agreed to indemnify the Company for any and all losses which the Company may sustain, in excess of the $1.0 million reserve, net of any tax benefits realized by the Company, arising from or relating to federal or state tax, interest or penalty payment obligations resulting from the above subject matter. The Company believes that its failure to record and pay 1994 and 1995 federal and state payroll-related taxes for certain employees resulted from a combination of factors, including lack of internal controls and lack of financial expertise and oversight.

     From January 1997 until January 1999, the Company had a credit facility with a bank, which included a revolving line of credit and a component for equipment term loans. As of

December 31, 1998, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     On January 29, 1999, the Company entered into an unsecured three-year $30 million Revolving Credit Loan Agreement (the "Loan Agreement") with PNC Bank (the "Bank"). Subject to certain post-closing conditions, the proceeds of the credit facility may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libo Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit agreement are payable at the expiration of such facility on January 29, 2002.

     The Company believes that its available funds, together with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998.

     SFAS No. 131,  "Disclosures  about  Segments of and  Enterprise and Related
Information" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. The Company adopted the provisions in 1998.

     In April, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities." The SOP requires all costs incurred as start-up costs or organization costs be expenses as incurred. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

     In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP required that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. Based on its assessment, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems. Based upon its assessment, the Company has established no reserve nor instituted any contingency plans.

     However, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to purchase products or undertake projects such as those offered by the Company. There can be no assurance that the Year 2000 Problem, as it relates to customers, potential customers and other third-parties, will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products.

EUROPEAN MONETARY UNION (EMU)

     The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company's European sales and operations offices affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion and are cognizant of the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain
Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

      (a) (1)  Financial Statements.

          Reference is made to the Index to Financial Statements on Page F-1.

      (a) (2)  Financial Statement Schedules.

          None.

      (a) (3)  Exhibits.

          Reference is made to the Index to Exhibits on Page 39.

      (b) Reports on Form 8-K.

          On November 9, 1998, the Company filed a report on Form 8-K to disclose the adoption by the Company of a Shareholder Protection Rights Plan.

          On December 8, 1998, the Company filed a report on Form 8-K to disclose the acquisitions of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited.

          Subsequent to the year ended December 31, 1998, the Company filed, on January 20, 1999, a report on Form 8-K relating to the Company's acquisition of Network Publishing, Inc.

          Subsequent to the year ended December 31, 1998, the Company filed, on February 24, 1999, a report on Form 8-K relating to the Company's acquisition of Empower Solutions, LLC and its affiliate Empower, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April, 1999.


                                            INTELLIGROUP, INC.



                                            By:/s/ Stephen A. Carns
                                               ---------------------------------
                                               Stephen A. Carns, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                              Title                       Date
    ---------                              -----                       ----

/s/ Stephen A. Carns            President and Chief Executive     April 1, 1999
--------------------------
Stephen A. Carns                Officer (principal executive
                                officer)

/s/ Rajkumar Koneru             Co-Chairman of the Board and      April 1, 1999
--------------------------
Rajkumar Koneru                 Director


/s/ Ashok Pandey                Co-Chairman of the Board and      April 1, 1999
--------------------------
Ashok Pandey                    Director


/s/ Nagarjun Valluripalli       Co-Chairman of the Board and      April 1, 1999
--------------------------
Nagarjun Valluripalli           Director


/s/ Gerard E. Dorsey            Senior Vice President-Finance     April 1, 1999
--------------------------
Gerard E. Dorsey                and Chief Financial Officer
                                (principal financial and
                                accounting officer)


/s/ Klaus Besier                Director                          April 1, 1999
--------------------------
Klaus Besier


/s/ David Finley                Director                          April 1, 1999
--------------------------
David Finley


/s/ Kevin P. Mohan              Director                          April 1, 1999
--------------------------
Kevin P. Mohan


/s/ John E. Steuri              Director                          April 1, 1999
--------------------------
John E. Steuri

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

     4.1 Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (i) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No.
                    4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998).

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

    10.3            Form  of  Indemnification  Agreement  entered  into  by  the
                    Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

    10.4 Sublease Agreement between Micrognosis, Inc., as sublessor, the Company, as sublessee, with master lease. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

    10.5 Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

    10.6 Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996). See Exhibit 10.9.

    10.7 Amended and Restated Agreement by Messrs. Pandey, Koneru and Valluripalli dated July 16, 1996 to indemnify the Company for certain losses. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26,
                    1996).

    10.8 Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996).

    10.9 Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996). See Exhibit 10.6.

    10.10 R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997). See Exhibits 10.12 and 10.28.

    10.11* Employment Agreement dated December 6, 1996 between the Company and Anthony Knight, as amended on February 18, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997).

    10.12 ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997). See Exhibits 10.10 and 10.28.

    10.13           Implementation  Partner Agreement between  PeopleSoft,  Inc.
                    and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997). See Exhibit 10.27.

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

    10.14           Consulting  Alliance  Agreement with Baan International B.V.
                    and the Company effective September 29, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

    10.15 Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.16* Employment Agreement dated April 22, 1998 between the Company and Gerard E. Dorsey. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.17* Employment Agreement dated April 27, 1998 between the Company and Stephen A. Carns. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.18** Change in Control Severance Pay Agreement dated November 4, 1998 between the Company and Gerard Dorsey.

    10.19** Change in Control Severance Pay Agreement dated November 4, 1998 between the Company and Alan Ziegler.

    10.20** Revolving Credit Loan Agreement between PNC Bank, National Association and the Company dated January 29, 1999.

     10.21 Agreement of Purchase and Sale dated as of May 7, 1998 among the Company, Intelligroup Europe Limited and the Shareholders of CPI Consulting Limited. (Incorporated by reference to the Company's Report on Form 8-K filed May 27,
                    1998).

    10.22 Agreement of Purchase and Sale dated as of May 21, 1998 among the Company, Intelligroup Europe Limited and the Shareholders of CPI Resources Limited. (Incorporated by reference to the Company's Report on Form 8-K filed May 27,
                    1998).

    10.23 Agreement of Purchase and Sale dated as of November 25, 1998 among the Company and the Shareholders of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited. (Incorporated by reference to the Company's Report on Form 8-K filed December 8, 1998).

    10.24 Stock Purchase Agreement dated as of December 21, 1998 among the Company and the Shareholders of Network Publishing, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed January 8, 1999).

    10.25 Agreement and Plan of Merger dated as of February 16, 1999 by and among the Company, ES Merger Corp., Empower Solutions, LLC and the members of Empower Solutions, LLC. (Incorporated by reference to the Company's Report on Form 8-K filed February 24, 1999.)

    10.26 Agreement and Plan of Merger dated as of February 16, 1999 by and among the Company, ES Merger Corp., Empower Solutions, Inc. and the stockholders of Empower, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed February 24, 1999.)

    10.27** Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.13.

    10.28** Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.10 and 10.12.

    21**            Subsidiaries of the Registrant.

    23**            Consent of Arthur Andersen LLP.

    27.1**          Financial  Data  Schedule  for the year ended  December  31,
                    1998.

    27.2**          Financial  Data  Schedule  for the year ended  December  31,
                    1997.

    27.3**          Financial  Data  Schedule  for the year ended  December  31,
                    1996.

----------

 * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**      Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Report of Independent Public Accountants................................  F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997............  F-3

Consolidated Statements of Income for the
     years ended December 31, 1998, 1997 and 1996.......................  F-4

Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996.......................  F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996...................................  F-6

Notes to Consolidated Financial Statements..............................  F-7

Financial Statement Schedules
     Financial Statement Schedules required by the Securities and Exchange Commission have been omitted as the required information is included in the Notes to the Consolidated Financial Statements or are not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 1999 (except with respect to the
                  third paragraph of Note 11
                  as to which the date is
                  February 16, 1999)

                             INTELLIGROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                  December 31, 1998 and 1997

                                                                   1998               1997
                                                                   ----               ----
                        ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   4,245,000      $   8,821,000
  Accounts receivable, less allowance for doubtful
    accounts of $1,053,000 and $799,000 at
    December 31, 1998 and 1997, respectively................      30,419,000         20,052,000
  Unbilled services.........................................      10,842,000          7,840,000
  Deferred tax asset........................................         808,000            404,000
  Other current assets......................................       3,563,000            749,000
                                                               -------------      -------------
      Total current assets..................................      49,877,000         37,866,000

Property and equipment, net.................................       9,506,000          3,781,000
Other assets................................................       6,345,000            359,000
                                                               -------------      -------------
                                                               $  65,728,000      $  42,006,000
                                                               =============      =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $   5,337,000      $   1,960,000
  Accrued payroll and related taxes.........................       5,602,000          3,387,000
  Accrued expenses and other liabilities....................       2,854,000          1,382,000
  Accrued acquisition costs.................................       3,302,000                 --
  Income taxes payable......................................       3,160,000          1,079,000
 Current portion of long term debt and obligations under
  capital leases............................................          11,000            386,000
                                                               -------------      -------------
      Total current liabilities.............................      20,266,000          8,194,000
                                                               -------------      -------------
Long term debt and obligations under capital leases, less
  current portion...........................................          59,000            355,000
                                                               -------------      -------------

Deferred income taxes.......................................         483,000            171,000
                                                               -------------      -------------
Minority interest...........................................              --             78,000
                                                               -------------      -------------
Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued or outstanding..................              --                 --
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 13,572,000 and 13,262,000 shares issued
    and outstanding at December 31, 1998 and 1997,
    respectively............................................         136,000            133,000
  Additional paid-in capital................................      35,263,000         30,814,000
  Retained earnings.........................................      10,066,000          2,360,000
  Currency translation adjustments..........................        (545,000)           (99,000)
                                                               -------------      -------------
      Total shareholders' equity ...........................      44,920,000         33,208,000
                                                               -------------      -------------
                                                               $  65,728,000      $  42,006,000
                                                               =============      =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                   1998              1997              1996
                                                               -------------     -------------     -------------
Revenue.................................................       $ 144,861,000     $  94,326,000     $  61,699,000
Cost of sales...........................................          94,203,000        65,535,000        43,142,000
                                                               -------------     -------------     -------------

    Gross profit........................................          50,658,000        28,791,000        18,557,000
                                                               -------------     -------------     -------------

Selling, general and administrative expenses............          36,570,000        22,060,000        14,544,000

Acquisition expenses....................................           2,118,000                --                --
                                                               -------------     -------------     -------------

    Total selling, general and administrative expenses..          38,688,000        22,060,000        14,544,000
                                                               -------------     -------------     -------------

    Operating income....................................          11,970,000         6,731,000         4,013,000
                                                               -------------     -------------     -------------

Other expenses:
  Interest (income) expense, net........................            (120,000)         (257,000)          336,000
  Factor charges........................................                  --                --           999,000
                                                               -------------     -------------     -------------
                                                                    (120,000)         (257,000)        1,335,000
                                                               --------------    --------------    -------------

Income before provision for income taxes and
  extraordinary charge..................................          12,090,000         6,988,000         2,678,000

Provision for income taxes..............................           4,416,000         2,327,000           748,000
                                                               -------------     -------------     -------------

Income before extraordinary charge......................           7,674,000         4,661,000         1,930,000

Extraordinary charge-Loss on early extinguishment of
  debt, net of income tax benefit of $296,000...........                  --                --         1,148,000
                                                               -------------     -------------     -------------
Net income..............................................       $   7,674,000     $   4,661,000     $     782,000
                                                               =============     =============     =============

Earnings per share:

  Basic earnings per share:
      Income before extraordinary charge................       $        0.57     $        0.37     $        0.18

      Extraordinary charge, net of income tax benefit...                  --                --             (0.11)
                                                               -------------     -------------     -------------

        Net income per share............................       $        0.57     $        0.37     $        0.07
                                                               =============     =============     =============

      Weighted average number of common shares - Basic..          13,386,000        12,636,000        11,003,000
                                                               =============     =============     =============

  Diluted earnings per share:
      Income before extraordinary charge................       $        0.55     $        0.36     $        0.16

      Extraordinary charge, net of income tax benefit...                  --                --             (0.10)
                                                               -------------     -------------     -------------

        Net income per share............................       $        0.55      $       0.36     $        0.06
                                                               =============     =============     =============

      Weighted average number of common shares -
        Diluted.........................................          13,968,000        13,116,000        12,263,000
                                                               =============     =============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                        Cumulative
                                                                          Retained       Foreign                     Comprehensive
                                                           Additional     Earnings       Currency        Total         Income
                                       Common Stock         Paid-in     (Accumulated    Translation   Shareholders'     for the
                                       ------------
                                   Shares      Amount       Capital        Deficit)     Adjustments     Equity          Period
                                 ----------   --------   ------------    -----------    -----------   ------------   -------------
Balance at December 31, 1995.    13,477,000   $135,000   $   639,000     $  (701,000)    $  17,000     $   90,000             --

Repurchase and retirement
of common  stock.............    (4,881,000)   (49,000)           --      (1,451,000)           --     (1,500,000)            --

Issuance of common stock,
net of related costs.........     2,050,000     20,000    17,815,000              --            --     17,835,000             --

Exercise of warrants.........     1,364,000     14,000     1,386,000              --            --      1,400,000             --

Currency transactions
adjustments..................            --         --            --              --        68,000         68,000         68,000

Shareholder dividends........            --         --            --        (931,000)           --       (931,000)            --

Net income...................            --         --            --         782,000            --        782,000        782,000
                                 ----------   --------   -----------      ----------      --------     ----------     ----------

Balance at December 31, 1996.    12,010,000    120,000    19,840,000      (2,301,000)       85,000     17,744,000     $  850,000
                                                                                                                      ==========

Issuance of common stock,
net of related costs.........     1,150,000     12,000     9,888,000              --            --      9,900,000             --

Exercise of stock options....       102,000      1,000       838,000              --            --        839,000             --

Tax benefit from exercise
of stock options.............            --         --       248,000              --            --        248,000             --

Currency translation
adjustments..................            --         --            --              --      (184,000)      (184,000)      (184,000)

Net income...................            --         --            --       4,661,000            --      4,661,000      4,661,000
                                 ----------   --------   -----------     -----------      --------     ----------     ----------

Balance at December 31, 1997.    13,262,000    133,000    30,814,000       2,360,000       (99,000)    33,208,000     $4,477,000
                                                                                                                      ==========

Issuance of common stock in
connection with acquisitions.       166,000      2,000     3,126,000              --            --      3,128,000             --

Exercise of stock options....       144,000      1,000     1,021,000              --            --      1,022,000             --

Tax benefit from exercise
of stock options.............            --         --       302,000              --            --        302,000             --

Adjustment for difference
in Azimuth fiscal periods....            --         --            --          32,000            --         32,000             --

Currency translation
adjustments..................            --         --            --              --      (446,000)      (446,000)      (446,000)

Net income...................            --         --            --       7,674,000            --      7,674,000      7,674,000
                                 ----------   --------   -----------     -----------     ---------    -----------     ----------

Balance at December 31, 1998.    13,572,000   $136,000   $35,263,000     $10,066,000     $(545,000)   $44,920,000     $7,228,000
                                 ==========   ========   ===========     ===========     =========    ===========     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                  1998             1997             1996
                                                               ------------    -------------    -------------
Cash flows from operating activities:
  Net income...............................................    $ 7,674,000      $ 4,661,000      $   782,000
  Adjustments to reconcile net income to net cash
   (provided by) used in operating activities:
      Depreciation and amortization........................      1,538,000          571,000          362,000
      Provision for doubtful accounts......................      1,268,000          765,000          590,000
      Extraordinary charge.................................             --               --        1,148,000
      Deferred income taxes................................        (92,000)         178,000         (411,000)
      Tax benefit from exercise of stock options...........        302,000          248,000               --
      Minority interest....................................             --           78,000               --
  Changes in operating assets and liabilities:
      Accounts receivable..................................    (11,635,000)     (10,182,000)      (3,691,000)
      Unbilled services....................................     (3,002,000)      (4,920,000)      (1,208,000)
      Other current assets.................................     (2,814,000)        (213,000)          52,000
      Other assets.........................................       (357,000)        (134,000)        (193,000)
      Cash overdraft.......................................             --               --          (83,000)
      Accounts payable.....................................      3,377,000        1,086,000       (1,252,000)
      Accrued payroll and related taxes....................      2,215,000          561,000       (1,137,000)
      Accrued expenses and other liabilities...............      2,033,000         (611,000)        (313,000)
      Income taxes payable.................................      2,081,000          441,000          141,000
                                                               -----------      -----------      -----------
         Net cash provided by (used in) operating
         activities........................................      2,588,000       (7,471,000)      (4,587,000)
                                                               -----------      -----------      -----------

Cash flows from investing activities:
  Purchases of equipment...................................     (7,116,000)      (2,436,000)        (984,000)
                                                               -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
    costs..................................................             --        9,900,000       17,835,000
  Proceeds from exercise of stock options..................      1,022,000          839,000               --
  Proceeds from subordinated debentures and warrants, net
    of issuance costs......................................             --               --        5,888,000
  Repayment of subordinated debentures.....................             --               --       (6,000,000)
  Repurchase of common stock...............................             --               --       (1,500,000)
  Repayments to factors, net...............................             --               --       (3,343,000)
  Proceeds from shareholder loans..........................             --          235,000           13,000
  Repayments to shareholders...............................       (618,000)        (357,000)        (434,000)
  Repayments of lines of credit, net.......................             --               --          (45,000)
  Principal payments under capital leases..................         (6,000)         (6,,000)         (22,000)
                                                               -----------      -----------      -----------
         Net cash provided by financing activities.........        398,000       10,611,000       12,392,000
                                                               -----------      -----------      -----------
  Effect of foreign currency exchange rate changes on cash.       (446,000)        (184,000)          68,000
                                                               -----------      -----------      -----------
         Net increase (decrease) in cash and cash
         equivalents.......................................     (4,576,000)         520,000        6,889,000
Cash and cash equivalents at beginning of year.............      8,821,000        8,301,000        1,412,000
                                                               -----------      -----------      -----------
Cash and cash equivalents at end of year...................    $ 4,245,000      $ 8,821,000      $ 8,301,000
                                                               ===========      ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest...................................    $    24,000      $        --      $ 1,264,000
                                                               ===========      ===========      ===========

  Cash paid for income taxes...............................    $ 2,428,000      $ 1,707,000      $ 1,109,000
                                                               ===========      ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of information technology services, including management consulting, enterprise-wide business process solutions, Internet application services, applications outsourcing and maintenance, systems integration and custom software development based on leading technologies. The Company markets its services to a wide variety of industries primarily in the United States. The majority of the Company's business is with large established companies, including consulting firms serving numerous industries.

Principles of Consolidation and Use of Estimates

     The accompanying financial statements include the accounts of Intelligroup, Inc. and its majority owned subsidiaries. Minority interests were not significant at December 31, 1998 and 1997. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash  and  cash  equivalents   consist  of  investments  in  highly  liquid
short-term instruments, with original maturities of three months or less from the date of purchase.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life (ten years). Costs of maintenance and repairs are charged to expense as incurred.

Other Assets

     Other assets at December 31, 1998 include goodwill and other intangibles totaling $5,629,000, that were attributable to the acquisition of the minority interest of CPI Consulting (See Note 9). These intangible assets are being amortized over the estimated useful lives ranging from 6 to 15 years using the straight-line method. Amortization expense was $147,000 in 1998.

Revenue Recognition

     The Company generates revenue from professional services rendered. Revenue is recognized as services are performed with the corresponding cost of providing those services reflected as cost of sales. Substantially all customers are billed on a per diem basis whereby actual time is charged directly to the customer. Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 1998 and 1997 represent services provided which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $1,268,000, $765,000 and $590,000 in 1998, 1997 and 1996, respectively. Accounts written off totaled $1,014,000, $512,000 and $575,000 in 1998, 1997 and 1996, respectively.

Recoverability of Long-Lived Assets

     The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. The Company does not believe that any such impairment existed at December 31, 1998.

Stock-Based Compensation

     Stock-based compensation is recognized using the intrinsic value method under APB No. 25. For disclosure purposes, pro forma net income and earnings per share impacts are provided as if the fair market value method had been applied.

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

Concentrations

     For the years ended December 31, 1998, 1997 and 1996, approximately 59%, 58% and 57% of revenue, respectively, was derived from projects in which the Company's personnel implemented software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 1999 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In February 1997, the Company achieved a National Logo Partner relationship with SAP. Additionally, for each of the years ended December 31, 1998 and 1997, approximately 12%, and less than 10% during 1996 of revenue was derived from projects in which the Company's personnel implemented software developed by Oracle.

     A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 1998, 1997 and 1996, 25%, 32% and 34%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     One customer accounted for approximately 7%, 9% and 10% of revenue in 1998, 1997 and 1996, respectively. Accounts receivable due from this customer was approximately $2,045,000, $1,628,000 and $2,268,000 as of December 31, 1998,
1997 and 1996, respectively. Another customer accounted for approximately 5%, 10% and 15% of revenue for 1998, 1997 and 1996, respectively. Accounts receivable due from this customer was approximately $1,395,000, $2,049,000 and $988,000 as of December 31, 1998, 1997 and 1996, respectively.

     During 1998, the Company derived revenue totaling $1.7 million from contracts with an entity whose chief executive officer is a director of the Company.

Income Taxes

     The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries.

Earnings Per Share

     Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options. The computation of basic earnings per share and diluted earnings per share were as follows:

                                                  1998              1997               1996
                                              -----------        -----------        ----------

Net Income                                    $ 7,674,000        $ 4,661,000       $   782,000
                                               ----------         ----------        ----------

Denominator:

   Weighted average number of common
   shares...................................   13,386,000         12,636,000        11,003,000
   Basic earnings per share.................  $      0.57        $      0.37       $      0.07
                                               ==========         ==========        ==========

Denominator:

   Weighted average number of common
   shares...................................   13,386,000         12,636,000        11,003,000
   Common share equivalents of
   outstanding stock options................      582,000            480,000         1,260,000
                                               ----------         ----------        ----------
Total shares................................   13,968,000         13,116,000        12,263,000
                                               ----------         ----------        ----------
Diluted earnings per share..................  $      0.55        $      0.36       $      0.06
                                               ==========         ==========        ==========


     Vested stock options which would be antidilutive have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

Recently Issued Accounting Standards

     In April, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities." The SOP requires all costs incurred as start-up costs or organization costs be expenses as incurred. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

     In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP required that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                                1998              1997
                                             ---------         ---------
        Vehicles........................    $  109,000        $   26,000
        Furniture.......................     2,459,000           785,000
        Equipment.......................     8,438,000         4,337,000
        Computer software...............       816,000            25,000
        Leasehold improvements..........       474,000                --
                                            ----------        ----------
                                            12,296,000         5,173,000
        Less-Accumulated depreciation...    (2,790,000)       (1,392,000)
                                            -----------       ----------
                                            $9,506,000        $3,781,000
                                            ==========        ==========

     Included in the above is $102,000 of equipment held under capital leases at December 31, 1998, 1997 and 1996. Depreciation expense was $1,391,000, $571,000 and $362,000 in 1998, 1997 and 1996, respectively.

NOTE 3 - LINES OF CREDIT AND SUBORDINATED DEBENTURES

     In January 1997, and as later amended on August 18, 1997, the Company entered into a two-year credit agreement with a bank (the "Bank"). The credit facility with the Bank has two components comprised of (i) a revolving line of credit pursuant to which the Company may borrow up to $7.5 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option), and (ii) equipment term loans pursuant to which the Company may borrow up to an aggregate of $350,000 (at the Bank's prime rate plus 1/4 of 1% per annum) to purchase equipment. The credit agreement contains covenants which require the Company to (i) maintain its working capital during the year at no less than 90% of the working capital at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 105% of its working capital at the end of the immediately preceding fiscal year; and (ii) maintain its tangible net worth during the year at no less than 95% of its tangible net worth at the end of the immediately preceding fiscal year and at the end of each fiscal year at no less than 108% of tangible net worth at the end of the immediately preceding fiscal year. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets, including its accounts receivable and intellectual property. At December 31, 1998 the Company was in compliance with all covenants. The facility was due to expire in January 1999, but was extended until a new three-year credit agreement took effect on January 29, 1999. (See Note 11).

NOTE 4 - INCOME TAXES

     Income tax attributable to income from continuing operations consists of the following:

                                                  1998               1997             1996
                                               ----------       ----------        ----------
Current:
  Federal.................................     $2,843,000       $1,384,000        $  631,000
  State...................................        783,000          389,000           200,000
  Foreign.................................        882,000          456,000           248,000
                                               ----------       ----------        ----------
                                                4,508,000        2,229,000         1,079,000
                                               ----------       ----------        ----------

Deferred:
  Federal.................................        (71,000)          76,000          (259,000)
  State...................................        (21,000)          22,000           (72,000)
                                               ----------       ----------        ----------
                                                  (92,000)          98,000          (331,000)
                                               ----------       ----------        ----------

Total.....................................     $4,416,000       $2,327,000        $  748,000
                                               ==========       ==========        ==========


     The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, 35% and 35% in 1998, 1997 and 1996, respectively, to income before income taxes. The principal reasons for this difference are:

                                                  1998               1997             1996
                                               ----------       ----------        ----------
Tax at federal statutory rate.............          34%                34%              34%
Nondeductible expenses....................           5                  1                1
State income tax, net of federal benefit..           4                  4               (3)
Utilization of net operating loss
  carryforwards...........................          (1)                --               (8)
Foreign losses for which no benefit is
  available...............................           7                 --               16
Changes in valuation allowance............          --                 (3)             (14)
Foreign operations taxed at less than
  U.S. statutory rate, primarily India....         (11)                (7)              (1)
Other.....................................          (1)                 4                3
                                                 -----               -----           -----
Effective tax rate........................          37%                33%              28%
                                                 =====               =====           =====

     In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income taxes will be due for such period.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                    1998            1997
                                                  ---------      ---------
Deferred tax assets:
  Allowance for doubtful accounts............     $ 432,000       $ 327,000
  Certain accrued liabilities................       376,000          77,000
                                                  ---------       ---------
Total deferred tax assets....................       808,000         404,000

Deferred tax liability-accelerated
  depreciation...............................      (483,000)       (171,000)
                                                  ---------       ---------

Net deferred tax asset.......................     $ 325,000       $ 233,000
                                                  =========       =========

     Realization of the net deferred tax assets is dependent on the timing of the reversal of temporary differences. Although realization is not assured, management believes it is more likely than not, that the 1998 net deferred tax assets will be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     As of December 31, 1998, the Company had employment agreements with certain of its executives which provide for minimum payments in the event of termination in other than for just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $682,000.

Leases

     The Company leases office space and office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998. Future minimum aggregate annual lease payments are as follows:

            FOR THE YEARS ENDING DECEMBER 31,           CAPITAL       OPERATING
            --------------------------------------  -------------   ------------
        1999.....................................      $  11,000     $ 3,113,000
        2000.....................................          9,000       2,865,000
        2001.....................................             --       2,175,000
        2002.....................................             --       1,658,000
        2003.....................................             --       1,346,000
                                                       ---------       ---------
        Subtotal                                          20,000      11,157,000

        Thereafter...............................             --       5,702,000
        Less-Interest............................             --
                                                       ---------
                                                          20,000
        Less-Current portion.....................        (11,000)
                                                       ---------
                                                       $   9,000

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,153,000, $656,000 and $444,000, respectively.

Legal

     The Company is engaged in certain legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS

     The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Option Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 1,590,000 shares of Common Stock have been reserved for issuance under the plans. Subsequent to December 31, 1998, the Company granted options to purchase an aggregate of 388,100 shares of its Common Stock to certain employees. All of the options issued pursuant to these plans expire ten years from the date of grant.

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 78%, 62% and 41%, risk-free interest rate of 5.4%, 7.0% and 5.6% and expected lives of 8.5, 4.5 and 3.1 years, in 1998, 1997 and 1996, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 was $13.49, $6.96 and $2.93, respectively.

                                                                     Weighted
                                                Number of            Average
                                                 Shares           Exercise Price
     ---------------------------------------------------------------------------
     Options Outstanding,
        December 31, 1995                            --               $   --
     Granted                                    580,000               $ 8.38
     Canceled                                    (8,200)              $ 8.00
     ---------------------------------------------------------------------------
     Options Outstanding,
        December 31, 1996
        (none exercisable)                      571,800               $ 8.39
     Granted                                    647,640               $11.52
     Exercised                                 (102,381)              $ 8.20
     Canceled                                   (74,113)              $ 9.78
     ---------------------------------------------------------------------------
     Options Outstanding,
        December 31, 1997
        (93,674 exercisable)                  1,042,946               $10.25
     Granted                                  1,257,630               $16.81
     Exercised                                 (143,297)              $ 9.32
     Canceled                                  (258,138)              $ 4.91
     ---------------------------------------------------------------------------
     Options Outstanding,
        December 31, 1998
        (262,156 exercisable)                 1,899,141               $14.14
                                              =========                =====

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                   Outstanding                             Exercisable
                                   -----------                             -----------
                                     Weighted        Weighted                        Weighted
 Exercise Price     Number of        Average         Average        Number of        Average
     Range            shares        Remaining        Exercise         shares         Exercise
                                     Life (in         Price                           Price
                                      years)
---------------------------------------------------------------------------------------------
$8 to 10               282,706           6.0           $8.14         156,944            $8.10
$10 to 12              448,605           5.8          $10.82          70,282           $10.92
$12 to 15              142,000           9.5          $14.11           8,000           $12.13
$15 to 22            1,020,830           8.2          $17.21          26,930           $16.40
$22 to 24                5,000           9.6          $23.38              --               --
                    ----------                                      --------
$8 to 24             1,899,141           7.4          $14.14         262,156            $9.83

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value option pricing method, the tax-effective impact would be as follows:


                                        1998                 1997                1996
---------------------------------------------------------------------------------------------
Net income:
    as reported                       $  7,674,000        $  4,661,000          $    782,000
    pro forma                         $  2,759,000        $  2,433,000          $    423,000
---------------------------------------------------------------------------------------------
Basic Earnings per Share:
    as reported                              $0.57               $0.37                 $0.07
    pro forma                                $0.21               $0.29                 $0.04
---------------------------------------------------------------------------------------------
Diluted Earnings per Share:
    as reported                              $0.55               $0.36                 $0.06
    pro forma                                $0.20               $0.28                 $0.03

NOTE 7 - STOCK RIGHTS

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

NOTE 9 - ACQUISITIONS

     On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. This acquisition was accounted for utilizing purchase accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3.1 million, and a future liability to the sellers predicated upon operating results for the balance of 1998. The value of the liability has been determined as of December 31, 1998 to be $2.5 million, which is payable by issuance of additional 155,208 shares of the Company's Common Stock. The excess of purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $5.8 million.

     On May 21, 1998, the Company acquired all of the outstanding share capital of CPI Resources Limited. The acquisition of CPI Resources Limited was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 371,000 shares of the Company's Common Stock. At the time of the acquisition, CPI Resources Limited owned seventy percent of the outstanding share capital of CPI Consulting Limited.

     On November 25, 1998, the Company consummated the acquisition of all of the outstanding capital stock of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited (collectively the "Azimuth Companies"). The acquisition of the Azimuth Companies was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 902,928 shares of the Company's Common Stock.

     The pre-merger results of CPI Resources Limited and the Azimuth Companies were revenues of $14,137,000 and net income of $190,000 for 1997, and revenues of $14,510,000 and a net loss after taxes of $11,000 for 1996. In connection with these mergers, $2,118,000 of non-recurring acquisition related charges were incurred and have been charged to expense during the year ended December 31, 1998. These costs primarily relate to professional fees incurred in connection with the mergers.

NOTE 10 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, IT Services. The Company's service lines share similar customer bases. The Company's identifiable business segments can be categorized into three groups:

     o ERP Implementation Services ("ERP") is the largest business segment of the Company's operations, and includes the implementation, integration, and development of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products include software developed by such companies as SAP, Oracle, PeopleSoft, and Baan.

     o    Management  Consulting ("MC") includes business  consulting  services,
          such  as  Business  Process  Re-engineering,   Change  Management,  IT
          Strategy, and Software Selection.

     o Advanced Technology Practice ("ATP") includes Internet technology solutions and custom application and enhancement development for clients.

     The following table presents financial information based upon the Company's identifiable business segments for the year ended December 31, 1998. Information on revenue, operating income and margins for these segments is not available for the year ended December 31, 1997, and the Company determined that it would be impractical to recreate such data. Substantially all of the Company's operations for the year ended December 31, 1996 were in the ERP segment:

Year Ended December 31, 1998                    ERP                MC                ATP
                                            ------------       -----------        -----------

Revenues                                    $120,761,000        $8,873,000         $15,227,000

Operating Income                             $25,836,000       ($1,232,000)         $2,304,000

Operating Margin                               21.4%               N/A              15.1%


     The Company also incurred corporate expenses for selling, general and administrative activities of $12,820,000 and non-recurring acquisition related charges of $2,118,000 during the year ended December 31, 1998, resulting in total operating income of $11,970,000. Other 1998 information is as follows:

        Income before taxes                 $12,090,000

        Total assets                        $65,728,000

        Capital expenditures                $ 7,410,000

        Depreciation and amortization       $ 1,538,000

     The following table presents financial information based upon the Company's geographic segments for the years ended December 31, 1998 and 1997. For the year ended December 31, 1996, substantially all of the Company's revenues, operating income, and assets were located within the United States.

                            Net               Operating         Identifiable
    1998                  Revenues             Income              Assets
                          -------------------------------------------------

United States            $101,563,000      $  7,719,000         $48,983,000
Asia-Pacific               19,466,000         2,299,000           8,475,000
Europe                     23,832,000         1,952,000           8,270,000
                         --------------------------------------------------
Total                    $144,861,000       $11,970,000         $65,728,000
                         ==================================================

                            Net               Operating         Identifiable
    1997                  Revenues             Income              Assets
                          -------------------------------------------------

United States            $ 69,278,000      $  4,075,000         $34,045,000
Asia-Pacific               12,438,000         1,875,000           3,849,000
Europe                     12,610,000           781,000           4,112,000
                         --------------------------------------------------
Total                    $ 94,326,000      $  6,731,000         $42,006,000
                         ==================================================

NOTE 11 - SUBSEQUENT EVENTS

     On January 8, 1999, the Company acquired Network Publishing, Inc., based in Provo, Utah, for a purchase price of approximately $4.5 million consisting of cash and Intelligroup common stock. NetPub shareholders will receive a portion of this consideration as an earnout, payable at a later date subject to operating performance.

     On January 29, 1999, the Company entered into a new three-year credit agreement (the "Credit Agreement") with the PNC Bank N.A. (the "Bank"). The new credit facility with the Bank is comprised of a revolving line of credit pursuant to which the Company may borrow up to $30.0 million either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option). The Credit Agreement contains covenants which require the Company to (i) maintain a consolidated cash flow leverage ratio equal to or less than 2.5 to
1.0 for the period of four fiscal quarters preceding the date of determination taken together as one accounting period, (ii) maintain a consolidated net worth of not less than 90% of the consolidated net worth as of September 30, 1998 plus 50% of positive net income commencing October 1, 1998, and thereafter at the end of each fiscal year, to be not less than consolidated net worth of the prior fiscal year plus 50% of positive net income for such fiscal year, (iii) not enter into any agreement to purchase and/or pay for, or become obligated to pay for capital expenditures, long term leases, capital leases or sale lease-backs, in an amount at any time outstanding aggregating in excess of $5,000,000 during any fiscal year, provided, however, in a one year carry-forward basis, the Company may incur capital expenditures not to exceed $8,000,000 during any fiscal year, and (iv) shall not cause or permit the minimum fixed charge coverage ratio, calculated on the basis of a rolling four quarters of (a) consolidated EBITDA to (b) the sum of cash income tax expense plus interest expense, plus scheduled principal payments under any indebtedness, plus dividends or distributions paid or declared, to be less than 1.4 to 1.0 as at the end of each fiscal quarter. The proceeds of the Credit Agreement may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libo Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit facility are payable at the expiration of such facility on January 29, 2002.

     On February 16, 1999, the Company completed the acquisition of Empower Solutions, LLC, in a transaction expected to be accounted for as a pooling of interests. Intelligroup issued approximately 1.8 million shares of its common stock in exchange for 100% Empower's outstanding equity.