Form 10-Q
period 1999-03-31
INTELLIGROUP INC
filed 1999-05-18
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-20943

                               Intelligroup, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                  11-2880025
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

499 Thornall Street, Edison, New Jersey                       08837
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (732) 590-1600
                         -------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

          Class                                Number of Shares
          -----                                ----------------

Common Stock, $.01 par value                      15,558,751

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
PART I.  FINANCIAL INFORMATION
        Item 1.  Consolidated Financial Statements.....................     1

                 Consolidated Balance Sheets
                 as of March 31, 1999 (unaudited)
                 and December 31, 1998 (unaudited).....................     2

                 Consolidated Statements of Income and Comprehensive
                 Income (Loss) for the Three Months Ended March 31,
                 1999 and 1998 (unaudited).............................     3

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended
                 March 31, 1999 and 1998 (unaudited)...................     4

                 Notes to Consolidated Financial Statements
                 (unaudited)...........................................     5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........     7

PART II.  OTHER INFORMAATION

        Item 1.  Legal Proceedings.....................................    15

        Item 2.  Changes in Securities and Use of Proceeds.............    16

        Item 5.  Other Information.....................................    17

        Item 6.  Exhibits and Reports on Form 8-K......................    19

SIGNATURES.............................................................    20

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                        March 31,       December 31,
                                                                          1999              1998
                                                                        --------        ------------
                          ASSETS
Current Assets:
    Cash and cash equivalents........................................  $ 3,923,000       $ 4,245,000
    Accounts receivable, less allowance for doubtful accounts
       of $1,060,000 at March 31, 1999 and $1,053,000 at
       December 31, 1998.............................................   36,169,000        33,622,000
    Unbilled services................................................   14,385,000        10,842,000
    Deferred income taxes............................................      823,000           808,000
    Other current assets.............................................    4,429,000         4,197,000
                                                                       -----------       -----------
           Total current assets......................................   59,729,000        53,714,000

Property and equipment, net .........................................   10,270,000         9,506,000
Costs in excess of fair value of net assets acquired, net............    7,130,000         5,629,000
Other assets.........................................................      844,000           716,000
                                                                       -----------       -----------
                                                                       $77,973,000       $69,565,000
                                                                       ===========       ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.................................................  $ 4,694,000       $ 5,347,000
    Accrued payroll and related taxes................................    6,620,000         6,254,000
    Accrued expenses and other liabilities...........................    6,860,000         2,999,000
    Accrued acquisition costs........................................    1,014,000         3,302,000
    Income taxes payable.............................................    2,575,000         3,160,000
    Line of credit...................................................    7,300,000                --
    Current portion of long-term debt and obligations under
       capital leases................................................      131,000            11,000
                                                                       -----------       -----------
           Total current liabilities.................................   29,194,000        21,073,000
                                                                       -----------       -----------

Long-term debt and obligations under capital leases, less
 current portion.....................................................      708,000            60,000
                                                                       -----------       -----------

Deferred income taxes ...............................................      533,000           483,000
                                                                       -----------       -----------

Commitments and contingencies

Shareholders' Equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued or outstanding...................................           --                --
    Common stock, $.01 par value,  25,000,000 shares authorized;
        15,559,000 and 13,572,000 shares issued and outstanding
        at March 31, 1999 and December 31, 1998, respectively........      154,000           154,000
    Additional paid-in capital.......................................   35,272,000        35,263,000
    Retained earnings ...............................................   12,986,000        13,077,000
    Currency translation adjustment..................................     (874,000)         (545,000)
                                                                       -----------       -----------
           Total shareholders' equity ...............................   47,538,000        47,949,000
                                                                       -----------       -----------
                                                                       $77,973,000       $69,565,000
                                                                       ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             INTELLIGROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE  INCOME (LOSS)
                      For the Three Months Ended March 31, 1999 and 1998
                                         (unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------   ------------
Revenue..................................................      $46,795,000    $33,633,000
Cost of sales............................................       31,175,000     21,173,000
                                                               -----------    -----------
       Gross profit......................................       15,620,000     12,460,000
                                                               -----------    -----------

Selling, general and administrative expenses.............       12,931,000      7,977,000
Acquisition expenses.....................................        2,115,000             --
                                                               -----------    -----------
    Total selling, general and administrative expenses...       15,046,000      7,977,000
                                                               -----------    -----------

    Operating income.....................................          574,000      4,483,000
Other income (expense), net..............................          (61,000)         1,000
Interest income (expense), net...........................          (60,000)        66,000
                                                               -----------    -----------

Income before provision for income taxes.................          453,000      4,550,000

Provision for income taxes...............................          544,000        804,000
                                                               -----------    -----------

Net (loss) income........................................      $   (91,000)   $ 3,746,000
                                                               ===========    ===========

Earnings per share:
    Basic earnings per share:
        Net (loss) income per share......................      $     (0.01)   $      0.25
                                                               ===========    ===========

        Weighted average number of common shares - Basic.       15,548,000     15,247,000
                                                               ===========    ===========

    Diluted earnings per share:
        Net (loss) income per share......................      $     (0.01)   $      0.24
                                                               ===========    ===========

        Weighted average number of common shares -
         Diluted.........................................       15,548,000     15,669,000
                                                               ===========    ===========


Comprehensive Income (Loss)
---------------------------

Net income (loss)........................................      $   (91,000)   $ 3,746,000

Other comprehensive income -
         Currency translation adjustments................         (329,000)      (251,000)
                                                               -----------    -----------

Comprehensive income (loss)..............................      $  (420,000)   $ 3,495,000
                                                               ===========    ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

                                                                          March 31,         March 31,
                                                                            1999              1998
                                                                        -----------      -------------
Cash flows from operating activities:
    Net income ....................................................     $  (91,000)      $  3,746,000
    Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization..............................        773,000            195,000
        Provision for doubtful accounts............................        344,000            250,000
        Deferred income taxes......................................        (15,000)                --
    Changes in assets and liabilities:
        Accounts receivable........................................     (1,980,000)        (4,693,000)
        Unbilled services..........................................     (3,543,000)        (1,502,000)
        Other current assets.......................................       (175,000)          (500,000)
        Other assets...............................................       (128,000)          (863,000)
        Accounts payable...........................................       (658,000)         1,009,000
        Accrued payroll and related taxes..........................        293,000            324,000
        Accrued expenses and other liabilities.....................      1,175,000             69,000
        Income taxes payable.......................................       (773,000)          (302,000)
                                                                        ----------       ------------
            Net cash used in operating activities..................     (4,778,000)        (2,267,000)
                                                                        ----------       ------------

Cash flows from investing activities:
    Purchase of equipment..........................................       (791,000)        (2,081,000)
    Acquisition of businesses......................................     (1,682,000)                --
                                                                        ----------       ------------
            Net cash used in investing activities..................     (2,473,000)        (2,081,000)
Cash flows from financing activities:
    Proceeds from the exercise of stock options....................          9,000            302,000
    Proceeds from line of credit borrowings, net...................      7,300,000                 --
    Principal payments under capital leases........................         (3,000)                --
    Repayments of other loans......................................        (48,000)          (307,000)
                                                                        ----------       ------------
            Net cash provided by (used in) financing activities....      7,258,000             (5,000)
                                                                        ----------       ------------

    Effect of foreign currency exchange rate changes on cash.......       (329,000)          (251,000)
                                                                        ----------       ------------
            Net decrease in cash and cash equivalents .............       (322,000)        (4,604,000)
                                                                        ----------       ------------
Cash and cash equivalents at beginning of period...................      4,245,000          8,825,000
                                                                        ----------       ------------
Cash and cash equivalents at end of period.........................     $3,923,000       $  4,221,000
                                                                        ==========       ============

Supplemental disclosures of cash flow information:
        Cash paid for income taxes.................................     $  650,000       $    933,000
                                                                        ==========       ============
        Cash paid for interest.....................................     $   88,000       $         --
                                                                        ==========       ============



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Form 10-K.

     The Company's 1998 Financial Statements have been restated to include the results of the acquisitions of each of (i) CPI Resources Limited; (ii) Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited; and (iii) Empower Solutions, LLC and its affiliate Empower, Inc. (the "Empower Companies") in accordance with pooling of interests accounting.

     Results for interim periods are not necessarily indicative of results for the entire year.

(2) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive.

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows as of March 31:


                                                   1999          1998
                                                   ----          ----
Weighted average number of common
shares                                         15,548,000     15,247,000

Common share equivalents of outstanding
stock options                                          --        422,000
                                               ----------     ----------
Weighted average number of common
shares assuming dilution                       15,548,000     15,669,000
                                               ==========     ==========


     All stock options outstanding as of March 31, 1999 were excluded from the computation of net loss per common share, as they are antidilutive. Certain stock options outstanding at March 31, 1998 were not included in the computations of earnings per share assuming dilution because the options' exercise prices were greater than the average trading price of the Company's common shares.

(3) ACQUISITIONS

     On January 8, 1999, the Company consummated the acquisition of all of the shares of outstanding capital stock of Network Publishing, Inc. The acquisition was accounted for utilizing purchase accounting. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow, and resulted in costs in excess of fair value of net assets acquired of $1.6 million. In addition, the purchase price includes an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock, payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024, payable no later than March 31, 2000. Pro-forma financial information has not been presented as this acquisition was deemed immaterial to the Company's operations as a whole.

     On February 16, 1999, the Company, by way of merger transactions, consummated the acquisition of the Empower Companies. Such mergers were accounted for as a pooling of interests. The purchase price consisted of the issuance of an aggregate of 1,831,091 restricted shares of the Company's Common Stock. The Company may be required to issue additional shares of its restricted Common Stock which may be issued in connection with the net worth adjustment as of the closing date. The pre-merger results of the Empower Companies were revenues of $7.7 million and net income of $1.8 million for the three months ended March 31, 1999 and revenues of $3.0 million and net income of $1.8 million for the three months ended March 31, 1998. In connection with this merger, acquisition expenses of $2.1 million were expensed during 1999. These costs primarily relate to professional fees incurred in connection with the merger.

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

     During the first quarter of 1999, the Company expanded its operations through acquisitions. On January 8, 1999, in order to augment the Internet/Advanced Technology Practice, the Company acquired the outstanding capital stock of Network Publishing, Inc. ("NPI") located in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 payable no later than March 31, 2000. This acquisition has been accounted for in 1999 under the purchase method of accounting. NPI provides web site design and front-end application solutions services. NPI has built a strong track record in designing web-sites that enable clients to achieve the desired sales and marketing impact.

     In addition, by way of merger transactions, the Company augmented its PeopleSoft practice in North America by acquiring the Empower Solutions, L.L.C. and its affiliate Empower, Inc. (the "Empower Companies") located in Plymouth, Michigan on February 16, 1999. The purchase price consisted of the issuance of an aggregate of 1,831,091 restricted shares of the Company's Common Stock. The Company may be required to issue additional shares of its restricted Common Stock which may be issued in connection with a net worth adjustment determined as of the closing date. The amount of such adjustment is in the process of being finalized by the parties. The acquisition has been accounted for as pooling of interests and thus prior financial statements have been revised to reflect the activities of such companies for all periods in accordance with generally accepted accounting principles. The Empower Companies provide business process reengineering, system design and development, project management and training services.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 1998, revenues derived from projects under fixed price contracts represented approximately 4% of the Company's total revenue. No single fixed price project was material to the Company's business during 1998. However, one fixed price project, which began late in 1998 and is expected to be completed in early 2000, represented 5% of the Company's total revenue during the quarter ended March 31, 1999. Fixed price contracts, in the aggregate, represented 14% of the Company's total revenue during such quarter. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 1999 and the year ended December 31, 1998, the Company's ten largest customers accounted for in the aggregate approximately 37% and 38% of its revenue, respectively. For the year ended December 31, 1998, no customer accounted for more than 10% of revenue. For the three months ended March 31, 1999, one customer, Puerto Rico Department of the Treasury, accounted for 11% of revenue. During the three months ended March 31, 1999 and the year ended December 31, 1998, 17% and 19% of the Company's revenue, respectively, was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the three months ended March 31, 1999 and the year ended December 31, 1998, approximately 46% and 52%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the three months ended March 31, 1999 and the year ended December 31, 1998, approximately 8% and 11% was derived from projects in which the Company implemented software developed by Oracle. During the three months ended March 31, 1999 and the year ended December 31, 1998, 26% and 19%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft. During the three months ended March 31, 1999, approximately 62% of the Company's revenue was derived from engagements in which the Company had project management responsibilities, compared to 58% during the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                 PERCENTAGE OF REVENUE
                                             -----------------------------
                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             -----------------------------
                                                  1999          1998
                                                  ----          ----
Revenue....................................       100.0%        100.0%
Cost of sales..............................        66.6          63.0
                                                  -----         -----
   Gross profit............................        33.4          37.0
Selling, general and administrative
  expenses.................................        27.6          23.7
Acquisition expenses.......................         4.5            --
                                                  -----         -----
   Operating income........................         1.3          13.3
Other income (expense).....................        (0.3)          0.2
                                                 ------        ------
Income before provision for income taxes..          1.0          13.5
Provision for income taxes.................         1.2           2.4
                                                  -----         -----
Net (loss) income..........................        (0.2)%        11.1%
                                                  =====         =====

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

     Revenue. Revenue increased by 39.1%, or $13.2 million, from $33.6 million during the three months ended March 31, 1998, to $46.8 million during the three months ended March 31, 1999. This increase is attributable primarily to increased demand for the Company's implementation services as compared with the same period in the prior year. Revenue for the three months ended March 31, 1999, included a fixed price project which accounted for approximately 5% of revenue, as well as revenues from the NPI acquisition completed in January 1999.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 47.2%, or $10.0 million, from $21.2 million during the three months ended March 31, 1998 to $31.2 million during the three months ended March 31, 1999. The increase was due to increased personnel costs resulting from the hiring of additional consultants during 1998 to support the increase in demand for the Company's services. The Company's gross profit increased by 25.4%, or $3.2 million, from $12.5 million during the three months ended March 31, 1998 to $15.6 million during the three months ended March 31, 1999. Gross profit margin decreased from 37.0% of revenue during the three months ended March 31, 1998 to 33.4% of revenue during the three months ended March 31, 1999. While revenue from implementation services increased from the same period in 1998, the Company experienced a decline in its consultant staff utilization during the first quarter of 1999, a result of changing ERP market dynamics. As a consequence, gross margins were adversely affected during the current period.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 62.1%, or $5.0 million, from $8.0 million during the three months ended March 31, 1998 to $12.9 million during the three months ended March 31, 1999, and increased as a percentage of revenue from 23.7% to 27.6%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of our corporate headquarters into approximately 48,000 square feet of office space, from our former location which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the first quarter of 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies.

     Interest income (expense). Interest income has been earned on interest bearing cash accounts and short-term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company incurred $110,000 in interest expense during the three months ended March 31, 1999, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities, to purchase NPI, and purchases of computer equipment and office furniture and fixtures.

     Provision for income taxes. The Company's effective tax rate was 120% and 18% for the three months ended March 31, 1999 and 1998, respectively. The effective tax rate for the three months ended March 31, 1999, increased significantly as a result of the non-deductibility of acquisition-related expenses. Additionally, prior to acquisition the Empower Companies were pass-through entities for income tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was decreased by 12% for the three months ended March 31, 1998. Further, in 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended March 31, 1999, the tax holiday favorably impacted the Company's effective tax rate by approximately 49%, while the effect in the three months ended March 31, 1998 was 6%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $3.9 million at March 31, 1999, and $4.2 million at December 31, 1998. The Company had working capital of $30.5 million at March 31, 1999 and $32.6 million at December 31, 1998.

     Cash used in operating activities was $4.8 million during the three months ended March 31, 1999, resulting primarily from the net loss of $91,000 for the three months ended March 31, 1999, and an increase of $5.5 million in accounts receivable and unbilled services, a decrease in income taxes payable of $773,000 partially offset by an increase of $810,000 in accounts payable, accrued payroll and other expenses, and depreciation and amortization expense of $773,000. Cash used in operating activities for the three months ended March 31, 1998 was $2.3 million.

     The Company invested $791,000 million and $2.1 million in computer equipment and office furniture and fixtures during the three months ended March 31, 1999 and 1998, respectively. The increase reflects both the purchases of computer and telecommunication equipment for consultants and administrative staff, and office furniture and fixtures.

     From January 1997 until January 1999, the Company had a credit facility with a bank, which included a revolving line of credit and a component for equipment term loans. As of the date on which such credit facility was terminated, there were no amounts outstanding under the revolving line of credit and no equipment term loans outstanding.

     On January 29, 1999, the Company entered into an unsecured three-year $30 million Revolving Credit Loan Agreement (the "Loan Agreement") with PNC Bank, N.A. (the "Bank"). The proceeds of the credit facility may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libo Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit agreement are payable at the expiration of such facility on January 29, 2002. Approximately $7.3 million was outstanding under this credit facility at March 31, 1999.

        The Company believes that its available funds, together with current credit arrangements and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next twelve months.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. Based on its assessment, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems and believes that all of its business-critical systems correctly define the Year 2000 and subsequent years. Based upon its assessment, theCompany has established no reserve nor instituted any contingency plans. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business operating results and financial condition.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

     On February 16, 1996, the Company, as plaintiff, filed a complaint in the Superior Court of New Jersey, Chancery Division, Middlesex County, against a former consultant to the Company, seven former employees of the Company and Pegasus Systems, Inc. ("Pegasus"), a corporation which currently employs certain of such individuals (collectively, the "Defendants"). The complaint, which seeks damages and injunctive relief against the Defendants, alleges, among other things, misappropriation of proprietary information, unfair competition, tortious interference, breach of employment agreements, breach of a consulting agreement between the Company and Pegasus, and breach of duty of loyalty, good faith and fair dealing. Upon the filing of its complaint, the Company obtained a temporary restraining order and in May 1996 obtained a preliminary injunction prohibiting the Defendants from using or disclosing the Company's proprietary information, prohibiting the Defendants from contacting or soliciting certain of the Company's customers and prohibiting the Defendants from recruiting or attempting to recruit the Company's employees, agents or contractors. The preliminary injunction remains in effect. The Defendants have filed an answer and counterclaim. Pegasus has asserted a breach of contract counterclaim against the Company alleging that the Company owes it $129,000 for consulting services. Pegasus and two of the individual Defendants also asserted claims against the Company and two of its officers for tortious interference and defamation. In addition, one of the individual Defendants has asserted that the Company owes him $70,000 in commissions. In addition to monetary damages the Defendants seek injunctive relief. The Defendants unsuccessfully sought a temporary restraining order against the Company. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit as well as those asserted in the claim against Sophien Bennaceur (discussed below). The Company drafted and circulated a settlement agreement which has been executed by the respective parties and disposed of both lawsuits and which has no material impact on the Company's business, financial condition or results of operations.

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

     On May 28, 1998, the Company and Rajkumar Koneru, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey, against Sophien Bennaceur, a former employee and officer of the Company. The complaint, which seeks damages and injunctive relief against the defendant, alleges among other things, misappropriation of proprietary information, breach of employment agreement, breach of fiduciary duty and duty of loyalty, unfair competition and tortious interference. The defendant was served with the complaint and filed an answer on July 9, 1998. On October 13, 1998, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit as well as those asserted in the Pegasus litigation (discussed above). The Company drafted and circulated a settlement agreement which, The Company drafted and circulated a settlement agreement which has been executed by the respective parties and disposed of both lawsuits and which has no material impact on the Company's business, financial condition or results of operations..

     On January 20, 1999, Tony Knight, a former employee of the Company, filed a complaint in the Superior Court of the State of California, San Mateo County, naming the Company, among others, as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company discriminated against plaintiff because of his race, ancestry, religious creed and national origin and thereafter wrongfully terminated the plaintiff's employment with the Company. The Company, through its counsel, acknowledged receipt of the summons and complaint on April 20, 1999. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The following information relates to all securities of the Company sold by the Company within the quarter ended March 31, 1999 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of grant, issuance and/or sale:

              On February 16, 1999, the Company consummated (i) the merger of Empower Solutions, L.L.C., a Michigan limited liability company, with and into the Company's wholly-owned subsidiary ES Merger Corp., a Michigan corporation ("ES Merger Corp."), and
         (ii) the merger of ES Merger Corp. with and into Empower, Inc. a Michigan corporation and an affiliate of Empower Solutions, L.L.C. (the mergers of Empower Solutions, L.L.C. and its affiliate Empower, Inc. shall be referred to herein collectively as the "Merger"). As a result of the Merger, Empower, Inc. ("Empower") became a wholly-owned subsidiary of the Company. Empower is an implementation partner of PeopleSoft and its principle activities are business process reengineering, systems design development, project management and training services. The parties intend for the Merger to be accounted for as a pooling of interests.

              The purchase price consisted of the issuance of approximately $33,200,000 in restricted Common Stock (the "Restricted Stock") of the Company (1,831,091 shares). Of the purchase price, $3,320,000 of restricted Common Stock of the Company (186,066 shares) is being held in escrow for a period of one year to satisfy any indemnification claims. In addition, the purchase price may be adjusted upward or downward within ninety days of the date of the Merger based on the audited calculation of Empower's closing net book value at the date of the Merger (the "Net Book Value Adjustment"). If positive, the Net Book Value Adjustment, if any, shall result in a dollar for dollar increase of the purchase price which shall be paid by the Company through the issuance of additional shares of restricted Common Stock of the Company. If negative, the Net Book Value Adjustment, if any, will result in the cancellation of shares of Restricted Stock held in escrow.

              As soon as practicable after the Merger, but in no event later than the announcement of the Company's 1999 first quarter financial results, the Company shall use its best efforts to prepare and file a Registration Statement with the SEC (the "First Registration Statement") registering for resale the Restricted Stock issued in connection with the Merger, and use its best efforts to, as promptly as possible thereafter, have such Registration Statement declared effective for the purpose of facilitating the public resale of such Restricted Stock. If, at the time the Company is required to file the First Registration Statement, the calculation of the Net Book Value has not yet been completed, the Company shall use its best efforts to include in the First Registration Statement 56% of the Restricted Stock issued in connection with the Merger. (Subsequently, the Company agreed to use its best efforts to include in the First Registration Statement 90% of the Restricted Stock issued in connection with the Merger.) Not later than the first anniversary after the date of Merger, the Company shall use its best efforts to prepare and file a Registration Statement with the SEC registering any remaining shares of the Restricted Stock.

              If at any time following the date of the Merger or prior to the first anniversary of the date of Merger the Company proposes to file a registration statement under the Securities Act (except with respect to registration statements on Forms S-4, S-8, or any other form not available for registering the Common Stock for sale to the public), with respect to an offering of Common Stock for its own account or the account of another holder thereof, then the Company shall in each case give written notice of such proposed filing to the holders of the Restricted Stock at least 30 days before the anticipated filing date of the registration statement with respect thereto (the "Piggyback Registration") and use its best efforts to include in such Piggyback Registration 33.33% of the Restricted Stock not then subject to an effective Registration Statement.

ITEM 5. OTHER INFORMATION.

     Acquisitions

     On January 8, 1999, the Company consummated the acquisition (the "Acquisition") of all of the shares of outstanding capital stock of NPI, a Utah corporation located in Provo, Utah. As a result of the Acquisition, NPI became a wholly-owned subsidiary of the Company. The principal activities of NPI are web site design and front-end application solutions services.

     The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow pursuant to an escrow agreement entered into between the Company and the shareholders of NPI. In addition, the purchase price includes an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock, $0.01 par value per share, (the "Earn-Out Payment"), payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 (the "Kicker Payment"), payable no later than March 31, 2000. The Company has agreed to use commercially reasonable efforts to register the shares of the Company's Common Stock issued in connection with the Earn-Out Payment pursuant to a registration statement on Form S-3 (or any successor or similar form) on or before April 30, 2000.

     No Earn-Out Payment shall be paid unless NPI's fiscal 1999 revenue and income before provision for income taxes exceeds $2,350,000 and $188,000, respectively. The Kicker Payment shall be paid if, and only if, NPI's fiscal 1999 income before provision for income taxes exceeds $450,000.

     On February 16, 1999, by way of merger transactions, the Company consummated the acquisition of Empower Solutions, L.L.C. and its affiliate Empower, Inc. See Item 2. "Changes in Securities and Use of Proceeds" for more detailed information concerning such acquisition.

     Changes in the Board of Directors

     On April 27, 1999, Klaus P. Besier, a member of the Board since 1996, resigned from the Board. As a result of such resignation, there is currently one vacancy on the Board. Additionally, Mr. Besier has declined to stand for re-election to the Board at the Company's upcoming annual shareholders' meeting scheduled for Tuesday, May 25, 1999. The Board currently expects to designate a substitute nominee.

     On April 27, 1999, David A. Finley, a member of the Board since 1997, was named Chairman of the Board, a non-executive officer, non-employee position.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits.

               27.1 Financial Data Schedule for the period ended March 31, 1999.

               27.2 Financial  Data  Schedule  for the year ended  December  31,
                    1998.

               27.3 Financial Data Schedule for the period ended March 31, 1998.

       (b)   Reports on Form 8-K.

               On January 20, 1999, the Company filed a report on Form 8-K relating to the Company's acquisition of Network Publishing, Inc.

               On February 24, 1999, the Company filed a report on Form 8-K relating to the Company's acquisition of Empower Solutions, L.L.C. and its affiliate Empower, Inc.

               Subsequent to the quarter ended March 31, 1999, the Company filed, on May 3, 1999, a report of Form 8-K/A relating to the Company's acquisition of Empower Solutions, L.L.C. and its affiliate Empower, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Intelligroup, Inc.




DATE: May 17, 1999                    By:  /s/ Stephen A. Carns
                                           -------------------------------------
                                           Stephen A. Carns,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE: May 17, 1999                    By:  /s/ Gerard E. Dorsey
                                           -------------------------------------
                                           Gerard E. Dorsey,
                                           Senior Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)