Form 10-Q
period 1999-06-30
INTELLIGROUP INC
filed 1999-08-16
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-20943

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 2, 1999:

             Class                                          Number of Shares
             -----                                          ----------------

  Common Stock, $.01 par value                                15,558,751

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements...........................    1

              Consolidated Balance Sheets
              as of June 30, 1999 (unaudited)
              and December 31, 1998 ......................................    2

              Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Three Months and Six Months Ended
              June 30, 1999 and 1998 (unaudited)..........................    3

              Consolidated Statements of Cash Flows
              for the Six Months Ended
              June 30, 1999 and 1998 (unaudited)..........................    4

              Notes to Consolidated Financial Statements (unaudited)......    5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............    9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   18

     Item 4.  Submission of Matters to a Vote of Security Holders.........   18

     Item 5.  Other Information...........................................   19

     Item 6.  Exhibits and Reports on Form 8-K............................   20

SIGNATURES................................................................   21

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                                                         June 30,      December 31,
                                                                          1999             1998
                                                                     --------------    ------------
                                                                       (unaudited)
               ASSETS
Current Assets:
   Cash and cash equivalents....................................     $  3,749,000     $  4,245,000
   Accounts receivable, less allowance for doubtful accounts
     of $2,480,000 at June 30, 1999 and $1,053,000 at
     December 31, 1998..........................................       35,978,000       33,622,000
   Unbilled services............................................       13,868,000       10,842,000
   Deferred income taxes........................................          823,000          808,000
   Other current assets.........................................        5,870,000        4,197,000
                                                                      -----------      -----------
        Total current assets....................................       60,288,000       53,714,000

Property and equipment, net.....................................       10,200,000        9,506,000
Cost in excess of fair value of net assets acquired, net........        6,990,000        5,629,000
Other assets....................................................          993,000          716,000
                                                                      -----------      -----------
                                                                     $ 78,471,000     $ 69,565,000
                                                                      ===========      ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.............................................     $  3,961,000     $  5,347,000
   Accrued payroll and related taxes............................        7,753,000        6,254,000
   Accrued expenses and other liabilities.......................        5,213,000        2,999,000
   Accrued restructuring costs..................................        3,351,000               --
   Accrued acquisition costs....................................          618,000        3,302,000
   Income taxes payable.........................................               --        3,160,000
   Current portion of long-term debt and obligations under
     capital leases.............................................       10,756,000           11,000
                                                                      -----------      -----------
        Total current liabilities...............................       31,652,000       21,073,000
                                                                      -----------      -----------

Long-term debt and obligations under capital leases, less
  current portion...............................................          681,000           60,000
                                                                      -----------      -----------

Deferred income taxes...........................................          533,000          483,000
                                                                      -----------      -----------

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued or outstanding.....................               --               --
   Common stock, $.01 par value,  25,000,000 shares
     authorized; 15,559,000 and 15,393,000 shares issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively...............................................          155,000          154,000
   Additional paid-in capital...................................       37,770,000       35,263,000
   Retained earnings............................................        8,788,000       13,077,000
   Currency translation adjustments.............................       (1,108,000)        (545,000)
                                                                      -----------      -----------
      Total shareholders' equity ...............................       45,605,000       47,949,000
                                                                      -----------      -----------
                                                                     $ 78,471,000     $ 69,565,000
                                                                      ===========      ===========

          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                                 1999            1998           1999             1998
                                             -----------     -----------    -----------      -----------
Revenue.................................    $ 46,434,000    $ 40,046,000   $ 93,178,000     $ 73,324,000
Cost of sales...........................      29,819,000      24,854,000     60,932,000       45,802,000
                                              ----------      ----------     ----------       ----------
    Gross profit........................      16,615,000      15,192,000     32,246,000       27,522,000
                                              ----------      ----------     ----------       ----------

Selling, general and administrative
expenses................................      15,119,000       9,847,000     28,055,000       17,811,000
Acquisition expenses....................              --         434,000      2,115,000          434,000
Restructuring and other special charges.       7,328,000              --      7,328,000               --
                                              ----------      ----------     ----------       ----------
    Total operating expenses............      22,447,000      10,281,000     37,498,000       18,245,000
                                              ----------      ----------     ----------       ----------

    Operating income (loss).............      (5,832,000)      4,911,000     (5,252,000)       9,277,000
Other income (expense), net.............         107,000        (105,000)        46,000          (56,000)
Interest income (expense), net..........        (207,000)         29,000       (267,000)          96,000
                                              ----------      ----------     ----------       ----------

Income (loss) before provision for
 income taxes...........................      (5,932,000)      4,835,000     (5,473,000)       9,317,000

Provision (benefit) for income taxes....      (1,899,000)      1,012,000     (1,354,000)       1,906,000
                                              ----------      ----------     ----------       ----------

Net income (loss).......................    $ (4,033,000)   $  3,823,000   $ (4,119,000)    $  7,411,000
                                              ==========      ==========     ==========       ==========

Earnings per share:
    Basic earnings per share:
         Net income (loss) per share....    $      (0.26)   $       0.25   $      (0.26)    $       0.49
                                              ==========      ==========     ==========       ==========
      Weighted average number of
      common shares - Basic.............      15,549,000      15,221,000     15,548,000       15,157,000
                                              ==========      ==========     ==========       ==========

    Diluted earnings per share:
         Net income (loss) per share....    $      (0.26)   $       0.24   $      (0.26)    $       0.48
                                              ==========      ==========     ==========       ==========

      Weighted average number of
      common shares - Diluted...........      15,549,000      15,645,000     15,548,000       15,577,000
                                              ==========      ==========     ==========       ==========

Comprehensive Income (Loss)
---------------------------

Net income (loss).......................    $ (4,033,000)   $  3,823,000   $ (4,119,000)    $  7,411,000

Other comprehensive income -
      Currency translation adjustments..        (234,000)       (173,000)      (563,000)        (360,000)
                                              ----------      ----------     ----------       ----------

Comprehensive income (loss).............    $ (4,267,000)   $  3,650,000   $ (4,682,000)    $  7,051,000
                                              ==========      ==========     ==========       ==========


          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                        June 30,          June 30,
                                                                          1999              1998
                                                                     ------------      ------------
Cash flows from operating activities:
   Net income (loss)............................................     $ (4,119,000)     $  7,411,000
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization............................        1,668,000           405,000
       Provision for doubtful accounts..........................        2,410,000           610,000
       Deferred income taxes....................................         (276,000)         (197,000)
   Changes in operating assets and liabilities:
       Accounts receivable......................................       (3,855,000)      (10,727,000)
       Unbilled services........................................       (3,026,000)       (1,107,000)
       Other current assets.....................................       (1,617,000)       (1,536,000)
       Other assets.............................................         (277,000)         (874,000)
       Accounts payable.........................................       (1,391,000)        1,669,000
       Accrued payroll and related taxes........................        1,426,000         1,614,000
       Accrued restructuring charges............................        3,351,000                --
       Accrued expenses and other liabilities...................        1,670,000         1,344,000
       Income taxes payable.....................................       (3,348,000)          108,000
                                                                       ----------       -----------
           Net cash used in operating activities................       (7,384,000)       (1,280,000)
                                                                       ----------       -----------

Cash flows from investing activities:
   Purchase of equipment........................................       (1,476,000)       (2,621,000)
   Acquisition of businesses....................................       (1,682,000)               --
                                                                       ----------       -----------
           Net cash used in investing activities................       (3,158,000)       (2,621,000)
                                                                       ----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options......................            9,000           382,000
   Proceeds from line of credit borrowings, net.................       10,625,000                --
   Proceeds from other loans....................................          151,000           162,000
   Principal payments under capital leases......................           (6,000)           (4,000)
   Shareholder dividends........................................         (170,000)               --
                                                                       ----------       -----------
           Net cash provided by financing activities............       10,609,000           540,000
                                                                       ----------       -----------

   Effect of foreign currency exchange rate changes on cash.....         (563,000)         (832,000)
                                                                       ----------       -----------
           Net decrease in cash and cash equivalents ...........         (496,000)       (4,193,000)
Cash and cash equivalents at beginning of period................        4,245,000         8,825,000
                                                                       ----------       -----------
Cash and cash equivalents at end of period......................     $  3,749,000      $  4,632,000
                                                                       ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes...................................     $  2,308,000      $  2,148,000
   Cash paid for interest.......................................          314,000                --

          See accompanying notes to consolidated financial statements.

                       INTELLIGROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Form S-3 declared effective by the Securities and Exchange Commission on June 14, 1999.

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

(2) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive.

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    -------------------------
                                                  1999           1998            1999          1998
                                                  ----           ----            ----          ----
Weighted average number of common
shares                                        15,549,000     15,221,000      15,548,000    15,157,000
Common share equivalents of outstanding
stock options                                         --        424,000              --       420,000
                                              ----------     ----------      ----------    ----------
Weighted average number of common
shares assuming dilution                      15,549,000     15,645,000      15,548,000    15,577,000
                                              ==========     ==========      ==========    ==========


     All stock options outstanding as of June 30, 1999 were excluded from the computation of net loss per common share, as they are antidilutive. Certain stock options outstanding at June 30, 1998 were not included in the computations of earnings per share assuming dilution because the options' exercise prices were greater than the average price of the common shares.

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

     On February 16, 1999, the Company, by way of merger transactions, consummated the acquisition of the Empower Companies. Such mergers were accounted for as a pooling of interests. The Company issued an aggregate of 1,831,091 restricted shares of the Company's Common Stock. The Company may be required to issue additional shares of its restricted Common Stock which may be issued in connection with the net worth adjustment as of the closing date. The pre-merger results of the Empower Companies were revenues of $16.3 million and net income of $4.9 million for the six months ended June 30, 1999 and revenues of $7.1 million and net income of $3.2 million for the six months ended June 30, 1998. In connection with this merger, acquisition expenses of $2.1 million were expensed during 1999. These costs primarily relate to professional fees incurred in connection with the merger.

(4) RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during the six months ended June 30, 1999. The restructuring charge included settlement of the former Chief Executive Officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations.

     Activity in accrued costs for restructuring and other special charges during the six month period ended June 30, 1998 is as follows:

                                      Charges to       Costs       Accrued Costs
                                      Operations       Paid        June 30, 1999
                                      ----------      --------     -------------

Severance and related costs.......      $ 5,027       $ 2,054        $ 2,973

Other costs primarily to exit
facilities, contracts, and
certain activities................          601           223            378
                                        -------       -------        -------
                                        $ 5,628       $ 2,277        $ 3,351
                                        =======       =======        =======

     Additionally, the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

(5) CREDIT FACILITY

     On January 29, 1999, the Company entered into an unsecured three-year $30 million Revolving Credit Loan Agreement (the "Loan Agreement") with PNC Bank, N.A. (the "Bank"). The proceeds of the credit facility may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libor Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit agreement are payable at the expiration of such facility on January 29, 2002. Approximately $10.6 million was outstanding under this credit facility at June 30, 1999.

     The credit agreement contains financial covenants which require the Company to (i) maintain a consolidated cash flow leverage ratio equal to or less than
2.5 to 1.0 for the period of four fiscal quarters preceding the date of determination taken together as one accounting period ("Consolidated Cash Flow Leverage Ratio"), (ii) maintain a consolidated net worth of not less than consolidated net worth of the prior fiscal year plus 50% of positive net income for such fiscal year ("Consolidated Net Worth"), (iii) not enter into any agreement to purchase and/or pay for, or become obligated to pay for capital expenditures, long term leases, capital leases or sale lease-backs, in an amount at any time outstanding aggregating in excess of $5,000,000 during any fiscal year, provided, however, in a one year carry-forward basis, the Company may incur capital expenditures not to exceed $8,000,000 during any fiscal year, and (iv) shall not cause or permit the minimum fixed charge coverage ratio, calculated on the basis of a rolling four quarters to be less than 1.4 to 1.0 as at the end of each fiscal quarter.

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, at June 30, 1999, the Company was not in compliance with the Consolidated Cash Flow Leverage Ratio and Consolidated Net Worth financial covenants. As of the date of this filing, the Company is in discussions with the Bank regarding a waiver and amendment to the Loan Agreement with respect to such covenants. There can be no assurance that the Company will obtain a waiver or an amendment on terms acceptable to the Company, if at all.

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

     The Company has provided and continues to provide services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 1998, revenues derived from projects under fixed-price contracts represented approximately 4% of the Company's total revenue. No single fixed-price contract was material to the Company's business during 1998. However, one fixed price project, which began late in 1998 and is expected to be completed in early 2000, represented approximately 3% of the Company's revenue during the quarter ended June 30, 1999. Fixed price contracts, in the aggregate, represented approximately 10% of the Company's total revenue during such quarter. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 1999 and the year ended December 31, 1998, the Company's ten largest customers accounted for in the aggregate, approximately 34% and 38% of its revenue, respectively. For the six months ended June 30, 1999 and the year ended December 31, 1998, no customer accounted for more than 10% of revenue. During the six months ended June 30, 1999 and the year ended December 31, 1998, 44% and 52%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the six months ended June 30, 1999 and the year ended December 31, 1998, approximately 8% and 11%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. During the six months ended June 30, 1999 and the year ended December 31, 1998, approximately 27% and 19%, respectively, of the Company's total revenue was derived from engagements in which the Company implemented software developed by PeopleSoft.

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

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an operations facility in India, the Advanced Development Center (the "ADC"), and in 1995 established a sales office in Foster City, California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and its proprietary accelerated implementation methodology and toolset. Since 1995, the Company has also been increasing its sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. The Company currently maintains its headquarters in Edison, New Jersey, and branch offices in Chicago, Detroit, Foster City (California), Reston (Virginia), Dallas, Atlanta, Phoenix, and Washington, D.C. The Company also currently maintains offices in Europe (the United Kingdom and Denmark), and Asia Pacific (Australia, India, New Zealand, the Philippines, Japan and Singapore). The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998.

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. In addition, statements regarding the Company's plans to expand its service offerings through internal growth and acquisitions are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

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

 o the Company's ability to continue to diversify its offerings, including growth in its Oracle, Baan and PeopleSoft and Internet services;

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                            Percentage of Revenue
                                          ---------------------------------------------------------
                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------     -------------------------
                                              1999           1998          1999            1998
                                              ----           ----          ----            ----
Revenue...............................         100.0%         100.0%        100.0%           100.0%
Cost of sales.........................          64.2           62.1          65.4             62.5
                                            --------       --------      --------         --------
    Gross profit......................          35.8           37.9          34.6             37.5
Selling, general and administrative
  expenses............................          32.6           24.6          30.1             24.3
Acquisition expenses..................            --            1.1           2.3              0.6
Restructuring and other special
charges...............................          15.8             --           7.9               --
                                            --------       --------      --------         --------
    Operating income (loss)...........         (12.6)          12.2          (5.7)            12.6
Interest and other income
(expense), net........................          (0.2)          (0.2)         (0.3)              --
                                            --------       --------      --------         --------
Income (loss) before provision for
   income taxes.......................         (12.8)          12.0          (6.0)            12.6
Provision (benefit) for income taxes..          (4.1)           2.5          (1.5)             2.6
                                            --------       --------      --------         --------
Net income (loss).....................          (8.7)%          9.5%         (4.5)%           10.0%
                                            ========       ========       =======         ========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Revenue. Revenue increased by 16.0%, or $6.4 million, from $40.0 million during the three months ended June 30, 1998 to $46.4 million during the three months ended June 30, 1999. This increase was attributable primarily to increased demand for the Company's PeopleSoft implementation services as compared with the same period in the prior year, and, to a lesser extent, an increase in management consulting revenues, as well as growth in internet development services, partially related to the Company's acquisition of Network Publishing, Inc. on January 8, 1999. Revenue for the three month period ended June 30, 1999, included a fixed price project which accounted for approximately 3.0% of revenue.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 20.0%, or $4.9 million, from $24.9 million during the three months ended June 30, 1998 to $29.8 million during the three months ended June 30, 1999. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 9.4%, or $1.4 million, from $15.2 million during the three months ended June 30, 1998 to $16.6 million during the three months ended June 30, 1999. Gross profit margin decreased from 37.9% of revenue during the three months ended June 30, 1998 to 35.8% of revenue during the three months ended June 30, 1999. While revenue from implementation services increased from the same period in 1998, the Company continued to experience a decline in its consultant staff utilization during the second quarter of 1999, a result of changing ERP market dynamics. As a consequence, gross margins were adversely affected during the current period.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the ADC and related development costs and professional fees. Selling, general and administrative expenses increased by 53.5%, or $5.3 million, from $9.8 million during the three months ended June 30, 1998 to $15.1 million during the three months ended June 30, 1999, and increased as a percentage of revenue from 24.6% to 32.6%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff through acquisitions and in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of our corporate headquarters into approximately 48,000 square feet of office space, from our former location which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the three months ended June 30, 1998, the Company incurred costs of $434,000 in connection with the acquisition of CPI Resources Limited, which was accounted for as a pooling of interests. These costs primarily consisted of professional fees associated with the acquisition.

     Restructuring and other special charges. In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during the three months ended June 30, 1999. The restructuring charge included settlement of the former Chief Executive Officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Additionally, the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Interest income (expense). Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company incurred approximately $200,000 in interest expense during the three months ended June 30, 1999, primarily related to its borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective tax rate was (32.0)% and 21.0% for the three months ended June 30, 1999, and June 30, 1998, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the three months ended June 30, 1999, the tax holiday impacted the Company's effective tax rate by approximately (3.0)%, while the favorable effect in the three months ended June 30, 1998 was 6.0%.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenue. Revenue increased by 27.1%, or $19.9 million, from $73.3 million during the six months ended June 30, 1998 to $93.2 million during the six months ended June 30, 1999. This increase was attributable primarily to increased demand for the Company's PeopleSoft implementation services as compared with the same period in the prior year, and, to a lesser extent, an increase in management consulting revenues, as well as grown in internet development services, partially related to the Company's acquisition of Network Publishing, Inc. on January 8, 1999. Revenue for the six month period ended June 30, 1999, included a fixed price project which accounted for approximately 4% of revenue.

     Gross profit. The Company's cost of sales increased by 33.0%, or $15.1 million, from $45.8 million during the six months ended June 30, 1998 to $60.9 million during the six months ended June 30, 1999. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 17.2% or $4.7 million, from $27.5 million during the six months ended June 30, 1998 to $32.2 million during the six months ended June 30, 1999. Gross profit margin decreased from 37.5% of revenue during the six months ended June 30, 1998 to 34.6% of revenue during the six months ended June 30, 1999. While revenue from implementation services increased from the same period in 1998, the Company continued to experience a decline in its consultant staff utilization during the six months ended June 30, 1999, a result of the changing ERP market dynamics. As a consequence, gross margins were adversely affected during the six months ended June 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 57.5% or $10.2 million, from $17.8 million during the six months ended June 30, 1998 to $28.0 million during the six months ended June 30, 1999, and increased as a percentage of revenue from 24.3% to 30.1%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff through acquisitions and in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of our corporate headquarters into approximately 48,000 square feet of office space, from our former location which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the six months ended June 30, 1999, the Company incurred costs of $2.1 in connection with the acquisition of the Empower Companies.

     Restructuring and other special charges. In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during the six months ended June 30, 1999. The restructuring charge included settlement of the former Chief Executive Officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Additionally, the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Interest income (expense). Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company incurred approximately $300,000 in interest expense during the six months ended June 30, 1999, primarily related to its borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities, purchases of computer equipment and office furniture and fixtures, as well as for acquisitions.

     Provision (benefit) for income taxes. The Company's effective tax rate was (25.0)% and 21.0% for the six months ended June 30, 1999, and June 30, 1998, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. For the six months ended June 30, 1999, the tax holiday impacted the Company's effective tax rate by approximately (7.0)%, while the favorable effect in the six months ended June 30, 1998 was 6.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $3.7 million at June 30, 1999, and $4.2 million at December 31, 1998. The Company had working capital of $28.6 million at June 30, 1999, and $32.6 million at December 31, 1998.

     Cash used in operating activities was $7.4 million during the six months ended June 30, 1999, resulting primarily from the net loss, as well as growth in accounts receivable and unbilled services. Cash used in operating activities for the six months ended June 30, 1998 was $1.3 million.

     The Company invested $1.5 million and $2.6 million in computer equipment and furniture during the six months ended June 30, 1999 and 1998, respectively. The increase reflects both the purchases of computer and telecommunication equipment for consultants and administrative staff, and office furniture and fixtures.

     On January 29, 1999, the Company entered into an unsecured three-year $30 million Revolving Credit Loan Agreement (the "Loan Agreement") with PNC Bank, N.A. (the "Bank"). The proceeds of the credit facility may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libor Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit agreement are payable at the expiration of such facility on January 29, 2002. Approximately $10.6 million was outstanding under this credit facility at June 30, 1999.

     The credit agreement contains financial covenants which require the Company to (i) maintain a consolidated cash flow leverage ratio equal to or less than
2.5 to 1.0 for the period of four fiscal quarters preceding the date of determination taken together as one accounting period ("Consolidated Cash Flow Leverage Ratio"), (ii) maintain a consolidated net worth of not less than consolidated net worth of the prior fiscal year plus 50% of positive net income for such fiscal year ("Consolidated Net Worth"), (iii) not enter into any agreement to purchase and/or pay for, or become obligated to pay for capital expenditures, long term leases, capital leases or sale lease-backs, in an amount at any time outstanding aggregating in excess of $5,000,000 during any fiscal year, provided, however, in a one year carry-forward basis, the Company may incur capital expenditures not to exceed $8,000,000 during any fiscal year, and
(iv) shall not cause or permit the minimum fixed charge coverage ratio, calculated on the basis of a rolling four quarters to be less than 1.4 to 1.0 as at the end of each fiscal quarter.

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, at June 30, 1999, the Company was not in compliance with the Consolidated Cash Flow Leverage Ratio and Consolidated Net Worth financial covenants. As of the date of this filing, the Company is in discussions with the Bank regarding a waiver and amendment to the Loan Agreement with respect to such covenants. There can be no assurance that the Company will obtain a waiver or an amendment on terms acceptable to the Company, if at all.

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

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998. Subsequently, on July 10, 1998, upon the Company's Motion to Compel Arbitration, the court dismissed the plaintiff's complaint without prejudice. Subsequently, the plaintiff's motion to reconsider the dismissal was denied. The plaintiff filed his demand for Arbitration with the American Arbitration Association on February 17, 1999 and the Company filed its answer on February 26, 1999. An arbitration hearing is expected to take place in October 1999. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On January 20, 1999, Tony Knight, a former employee of the Company, filed a complaint in the Superior Court of the State of California, San Mateo County, naming the Company, among others, as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company discriminated against plaintiff because of his race, ancestry, religious creed and national origin and thereafter wrongfully terminated the plaintiff's employment with the Company. The Company, through its counsel, acknowledged receipt of the summons and complaint on April 20, 1999. On May, 19, 1999, the Company removed the action from the California Superior Court to the United States District Court for the Northern District of California. It is too early in the litigation process to determine the impact, if any, that such litigation will have upon the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 19, 1999, subsequent to the end of the quarter, the Company held its Annual Meeting of Shareholders ("Annual Meeting").

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 10,007,596 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

     Common Stock Nominees                  For                 Withheld
     ---------------------                  ---                 --------

     Ashok Pandey                         9,960,525               47,044
     Rajkumar Koneru                      9,960,525               47,044
     Nagarjun Valluripalli                9,960,525               47,044
     Klaus P. Besier                      9,959,525               48,044
     Maxine Ballen                        9,959,525               48,044

     In addition, a vote was taken on the proposal to amend the Company's 1996 Stock Plan (the "Plan") to increase the maximum number of shares of Common Stock available for issuance under the Plan from 2,200,000 to 4,700,000 shares and to reserve an additional 2,500,000 shares of Common Stock of the Company for issuance upon the exercise of stock options granted or for the issuance of stock purchase rights under the Plan. Of the shares present at the meeting in person or by proxy, 9,769,379 shares of Common Stock were voted in favor of such proposal, 230,957 shares of Common Stock were voted against such proposal and 7,233 shares of Common Stock abstained from voting.

     Finally, a vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. Of the shares present at the meeting in person or by proxy, 9,998,936 shares of Common Stock were voted in favor of such proposal, 5,500 shares of Common Stock were voted against such proposal and 3,133 shares of Common Stock abstained from voting.

ITEM 5.   OTHER INFORMATION.

     Management Restructuring. On May 24, 1999, the Company completed a management restructuring. The Company named Nagarjun Valluripalli as its Chairman of the Board and each of Rajkumar Koneru and Ashok Pandey as Co-Chief Executive Officers. Each of Messrs. Valluripalli, Koneru and Pandey were founders of the Company and have resumed their active role in the management of the Company's operations. In addition, Stephen A. Carns resigned effective May 24, 1999 as the Company's President and Chief Executive Officer and as a director. Mr. Carns had served in such capacities since 1998.

     As part of the management restructuring, also on May 24, 1999, the Company's three outside directors, David A. Finley, Kevin P. Mohan and John E. Steuri, resigned from the Board of Directors of the Company (the "Board").

     A former director, Klaus P. Besier, who resigned from the Board in April, 1999, rejoined the Board upon his election by the reconstituted Board following the aforementioned management restructuring.

     Adjournment of Annual Meeting of Shareholders. In light of the management restructuring and Board resignations, the Company adjourned its Annual Meeting of Shareholders originally scheduled for Tuesday, May 25, 1999 in order to designate a new slate of director nominees and to prepare additional proxy material. The Company rescheduled and held its Annual Meeting on Monday, July 19, 1999. See "Item 4, Submission of Matters to a Vote of Security Holders."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

               10.1  1996 Stock Plan, as amended

               27.1 Financial Data Schedule for the six-month period ended June 30, 1999.

               27.2 Financial Data Schedule for the three-month period ended June 30, 1999.

               27.3 Financial Data Schedule for the six-month period ended June 30, 1998.

               27.4 Financial Data Schedule for the three-month period ended June 30, 1998.

      (b) Reports on Form 8-K.

               On May 3, 1999, the Company filed a report on form 8-K/A relating to the Company's acquisition of Empower Solutions, L.L.C., and its affiliate Empower, Inc.

               On May 27, 1999, the Company filed a report on Form 8-K relating to the Company's management restructuring, resignation of certain outside directors, election of a former outside director and the adjournment of the Company's Annual Meeting of Shareholders.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Intelligroup, Inc.


DATE:  August 16, 1999                       By:  /s/ Ashok Pandey
                                                --------------------------------
                                             Ashok Pandey,
                                             Co-Chief Executive Officer
                                             (Principal Executive Officer)


DATE:  August 16, 1999                       By:   /s/ Gerard E. Dorsey
                                                --------------------------------
                                             Gerard E. Dorsey,
                                             Executive Vice President
                                             Finance and Administration
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)