Form 10-K
period 1999-12-31
INTELLIGROUP INC
filed 2000-03-30
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 0-20943

                               INTELLIGROUP, INC.
             (Exact Name of Registrant as Specified In Its Charter)
           ---------------------------------------------------------


            New Jersey                                    11-2880025
------------------------------------        ------------------------------------
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


                    Yes:  X                      No:
                        ------                      ------



        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        State  the   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $373,363,733 at March 28, 2000 based on the last sales price on that date.


        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 28, 2000:


Class                                                        Number of Shares
-----                                                        ----------------


Common Stock, $.01 par value                                     16,377,254


        The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

           Item                                                             Page
           ----                                                             ----

PART I     1.   Business....................................................  4

           2.   Properties.................................................. 21

           3.   Legal Proceedings........................................... 21

           4.   Submission of Matters to a Vote of Security Holders......... 22

PART II    5.   Market for the Company's Common Equity and Related
                Shareholder Matters......................................... 23

           6.   Selected Financial Data..................................... 25

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 27

           7A.  Quantitative and Qualitative Disclosure About Market Risk... 38

           8.   Financial Statements........................................ 38

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................... 38

PART III   10.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16 (a) of the
                Exchange Act................................................ 39

           11.  Executive Compensation...................................... 39

           12.  Security Ownership of Certain Beneficial Owners
                and Management.............................................. 39

           13.  Certain Relationships and Related Transactions.............. 39

PART IV    14.  Exhibits, List and Reports on Form 8-K...................... 40

SIGNATURES.................................................................. 41

EXHIBIT INDEX............................................................... 43

FINANCIAL STATEMENTS........................................................F-1

                                     PART I


ITEM 1.   BUSINESS.

GENERAL

     Overview

     Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and custom software development based on leading technologies. In addition, through SeraNova, Inc. ("SeraNova"), a 95.2% owned subsidiary of the Company, the Company provides professional services, primarily in the area of business to business interactions on the Internet. Business to business interactions include communication and commerce conducted between a company and its customers, suppliers and partners. SeraNova offers a comprehensive set of services, including strategic consulting, creative design, technology implementation and management of Internet applications.

     The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. On September 9, 1999, the Company formed Infinient, Inc. ("Infinient") as its wholly-owned subsidiary. In November 1999, the Company announced its intention to spin off its Internet services business to the shareholders of Intelligroup, subject to certain conditions. On December 6, 1999, Infinient changed its name to SeraNova, Inc. On January 1, 2000 the Company transferred its Internet services business to SeraNova. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission relating to the proposed spin-off of SeraNova from Intelligroup. Such spin-off is expected to be effective in the second quarter of 2000. The Company's executive offices are located at 499 Thornall Street, Edison, New Jersey 08837 and its telephone number is (732) 590-1600.

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

     The Company believes that the ADC is one of the world's largest offshore SAP development centers. In 1998, the ADC was awarded ISO 9001 certification for offshore SAP development. ISO 9001 is an international certification for organizations, which achieve and demonstrate required levels of quality in software development processes. The Company believes that it was the first services company to achieve ISO 9001 certification for offshore SAP development. In September 1999, the Company's ISO 9001 certification was extended to include development, support and optimization services for all enterprise, Internet and client/server solutions. Such certification covers the Company's work with all major enterprise software vendors including SAP, Oracle, PeopleSoft and Baan, as well as Internet applications. In November 1999, the ADC achieved SEI CMM Level-3 process certification. Such certification is required for the Capability Maturity Model of Carnegie Mellon University's Software Engineering Institute.

     The ADC is operated by Intelligroup Asia Private Ltd. ("Intelligroup Asia"). The Company owns 99.8% of the shares of Intelligroup Asia. The remaining shares are expected to be transferred to the Company by the founders in 2000. Upon consummation of such transfer, Intelligroup Asia will be a wholly owned subsidiary of the Company.

     In October 1999, the Company created its Internet Development Center ("IDC") in Hyderabad, India. At its IDC, the Company provides Internet solutions for its clients around the world. The IDC shares the same quality processes as the ADC. Additionally, the IDC also houses the Company's Enterprise Information Portal ("EIP") solutions architecture team and provides global support and training for SeraNova'a consultants.

     The Company provides its services directly to end-user organizations, or as a member of consulting teams assembled by other information technology consulting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 600 customers in 1999. The Company's customers are Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Armstrong World Industries, AT&T, Block Drug Company, Bristol-Myers Squibb, IMC Global, Simon & Schuster, American Express and Volkswagen. The Company has also participated in project teams lead by information technology consulting firms such as Ernst & Young LLP, IBM Global Services, KPMG LLP and PricewaterhouseCoopers LLP.

     During 1998, the Company made the decision to expand the portfolio of services offered to existing and potential ERP customers, as well as customers wishing to implement Internet-based solutions. These service offerings include management consulting, Internet solutions and ERP and Internet application outsourcing. This decision was based on the Company's business assessment of customer needs over the life cycle of their solution. This assessment showed that:

     o   many ERP and non-ERP customers need business and technology  consulting
                                             -----------------------------------
         assistance to prepare and optimize systems plans to support their organization's business strategies;

     o many ERP and non-ERP customers need assistance in designing, implementing and managing Internet and advanced technology
                                         ---------------------------------------
         applications, in areas such as web commerce and procurement, customer relationship management and supply chain management; and

     o many customers who install ERP or related Internet solutions need assistance to maintain, manage and operate those solutions and are open to proposals to outsource those functions.

     By providing a set of services throughout a customer's solution life cycle and adding Internet solutions services, the Company believes that it is leveraging its strengths in the ERP market, and broadening and expanding the potential sources of future business opportunity.

     The Company has expanded and intends to continue to expand its service offerings through an appropriate mix of internal growth and acquisitions. During 1998, the Company expanded its service operations, both domestically and internationally, through a number of acquisitions. In May 1998, the Company expanded its PeopleSoft services business in Europe, by acquiring the outstanding capital stock of each of CPI Consulting Limited and CPI Resources Limited (the "CPI Companies") located in the United Kingdom. The CPI Companies provide consulting and implementation services related to PeopleSoft applications. In November 1998, the Company acquired the outstanding capital stock of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited (the "Azimuth Companies") located primarily in New Zealand. The Azimuth Companies provide business and management consulting services in Australia, New Zealand and Southeast Asia.

     In December 1998, the Application Management Services practice was reorganized as the worldwide Enterprise Sourcing Services ("ESS") practice. The ESS practice focuses on selling, delivering and supporting outsourced ERP and Internet implementation and maintenance services. The offshore ADC in Hyderabad, India is part of the ESS practice. The ADC enables ESS to take on larger and more complex implementation projects and outsourcing arrangements, while maintaining the Company's aggressive implementation schedules and cost-effective services.

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

     In November 1999, the Company made a strategic decision (1) to refocus its core business to capitalize upon the Applications Services Provider ("ASP") market for customized eCommerce and enterprise applications implementation, management, support and hosting and (2) to spin off its Internet services business. The Company services the ASP market with its ASPPlus Solutions which include implementation, management and hosting of e-commerce solutions and enterprise applications, as well as its myADVISOR(sm) offering which provides web-based customer-specific user support. ASPPlus is a mass customization of mission critical e-commerce and enterprise business applications. Through ASPPlus, the Company offers pre-configured industry vertical solutions to its clients' specific e-commerce and enterprise needs.

     The Company's Internet services business, operated through SeraNova, addresses the rapidly growing eBusiness services market. The Company helps its clients achieve improved time-to-market through a lifecycle suite of Internet solutions services, from strategy, through design and implementation, to support and hosting. The Company offers a comprehensive set of services, including strategic consulting, creative design, technology implementation and management of Internet applications. The Company uses its proprietary methodology, or Time-to-Market Approach to deliver professional services. Such methodology identifies and prioritizes initiatives, rapidly delivers them to market, captures valuable market experience and feedback and immediately applies the feedback to refine the solution. The Company believes that this process results in a solution that provides measurable competitive advantage to its clients. This approach allows the Company to identify, capture and re-use valuable Internet frameworks that it develops in client projects.

     The Company's services enable traditional businesses to combine the scope and efficiencies of the Internet with their existing business practices to provide an integrated eBusiness. The Company also works with emerging Internet-based companies that conduct their business exclusively through the Internet. During the last three years, the Company has performed Internet solutions services for over 80 clients in a variety of industries.

     Trademarks and Service Marks

     "Intelligroup," "4Sight," "4Sight Plus," "myADVISOR," "ASPPlus" and the Company's logo are service marks and "OIM" and "SeraNova" are trademarks of the Company.

     "Azimuth" is a trademark of Azimuth Consulting, a subsidiary of SeraNova.

     "Empower Solutions" is a trademark of Empower Solutions, a subsidiary of the Company.

     All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

     Safe Harbor Statements

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. In addition, statements regarding the Company's intent to expand its service offerings through internal growth and acquisitions and the Company's intent to spin-off its Internet services business are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

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

     o the Company's ability to successfully spin off its Internet services business. The risks relating to such spin-off are set forth more specifically in the Registration Statement filed by SeraNova in connection with the proposed spin-off.

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

     The Internet represents a revolutionary and powerful vehicle through which businesses and entire industries will conduct day-to-day operations. As a result, many companies are being forced to reevaluate their business models to implement new or supplement current Internet-based business solutions. The development and implementation of Internet-based services and solutions requires the integration of strategic consulting, creative design and systems engineering skills. Given the increasing pressure to bring products and offerings to market quickly, training in-house employees to learn the requisite skills is impractical. In addition, hiring and maintaining a full-service staff of trained professionals can be inefficient and costly. Accordingly, many businesses have chosen to outsource some or all of their Internet services requirements to outside specialists with strategic, consulting, creative and technical expertise.

     Two consistent conclusions result from customers' analyses. The first is the importance of timely access to relevant information, tools and applications, at reasonable cost, for customers, suppliers, business partners and employees. The second conclusion is that, because of its low cost and universal availability, the Internet and associated browser and web technology is becoming the de-facto information access and delivery standard for many organizations around the world. Together, these are leading to a new class of web site, commonly called enterprise information portals. These sites need to be designed and implemented to provide access to all information, applications and communications tools required for internal and external users to perform their designated business functions.

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

     We deliver to our clients timely, cost-effective and innovative ERP, Internet and maintenance solutions by combining our:

     Proven Offshore Development and Maintenance Model: The Company has the ability to develop, implement and maintain business solutions through its offshore ADC, at high quality and low cost. The ADC, which the Company believes is one of the world's largest SAP offshore development and maintenance centers, is ISO 9001 certified for offshore development, support and optimization services for all enterprise, Internet and client server solutions. Such certification includes the Company's work with virtually all major enterprise software vendors including SAP, Oracle, PeopleSoft and Baan, as well as Internet applications. The ADC has also received SEI CMM Level-3 process certification. Such certification is required for the Capability Maturity Model of Carnegie Mellon University's Software Engineering Institute. The center is process driven and connected to the Company's operations centers in Asia/Pacific, the United States and Europe via high-speed satellite links. The center operates on a 24x7, round-the-clock basis, allowing next business day turn-around of work units to clients. Combining the center's quality processes, skilled development team and low cost of operation allows the Company to compete for implementation and maintenance contracts on a fixed price/fixed time basis.

     The Company's offshore IDC provides Internet solutions, houses the Company's Enterprise Information Portal (the "EIP") solutions architecture team and provides global support and training for SeraNova's consultants. The IDC shares the same quality processes as the ADC.

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

     Proprietary Methodologies: The Company has developed a proprietary implementation methodology, 4Sight, as well as a software-based implementation toolset, 4Sight Plus, which are designed to minimize the time required to develop and implement SAP, Oracle, PeopleSoft and Baan solutions for its customers. 4Sight and 4Sight Plus are designed to be technology independent and modular, and have also been extended to support the Company's Internet solutions engagements. SeraNova's proprietary methodology is SeraNova's Time-to-Market Approach. SeraNova's Time-to-Market Approach consists of five phases: eStrategy, discover, plan, implement and optimize. SeraNova's Time-to-Market Approach is designed to effectively strategize, design and rapidly deploy Internet solutions.

INTELLIGROUP SERVICES

     Intelligroup provides a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and custom software development based on leading technologies.

     Historically, the Company's services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements, which are terminable upon relatively short notice. As the Company has re-oriented itself towards serving our clients' needs over their solutions' entire life cycle, it is beginning to enter into outsourcing agreements with customers. The contractual arrangements in these situations will typically be fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on life cycle services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

ENTERPRISE RESOURCE PLANNING SOLUTIONS

     The Company designs, develops, integrates and implements sophisticated business process solutions based on SAP, Oracle, PeopleSoft and Baan products, utilizing its best business practices, methodologies and toolsets. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses and fosters long-term customer relationships.

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

     Advanced Development Center: The ADC is an important component of the Company's value proposition to customers. The Company utilizes the programmers at the ADC, in conjunction with its consultants in the United States who are on site at customer locations, to provide its customers with savings in development and implementation costs and time to project completion. The center allows the Company to provide cost-effective, timely and high quality software development, maintenance and support services to customers throughout the world. Intelligroup and SeraNova are able to deliver high value services at attractive prices due to the following: (i) the high level of expertise and experience of our ADC consultant programmers; (ii) the rigorous application of the Company's proprietary 4Sight software project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the ADC's offshore location in Hyderabad, India.

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

     The IDC is central to the Company's global resourcing model for Internet solutions. The IDC provides Internet solutions for the Company's clients around the world. Through the IDC, the Company can provide its clients with 24x7 maintenance and support. The IDC shares the same quality processes as the ADC. Consultants with expertise in technologies from Sun (Java), Microsoft, Vignette and other leading Internet vendors work out of the center. Additionally, the center houses the Company's EIP solutions architecture team. The Company intends to add additional technical competencies at the center. Such competencies include the technologies that form the basis of the Company's EIP solution architecture such as Broadvision, Corechange, CrossWorlds, Epicentric, Plumtree and WebMethods.

APPLICATION SERVICE PROVIDER MARKET SOLUTIONS

     The Company services the ASP market with its ASPPlus Solutions which include implementation, management and hosting of e-commerce solutions and enterprise applications, as well as its myADVISOR(sm) offering which provides web-based customer-specific user support. ASPPlus utilizes a mass customization approach, providing pre-configured vertical industry solutions of mission critical e-commerce and enterprise business applications. Through ASPPlus, the Company offers customized solutions to its client's specific e-commerce and enterprise needs.

INTERNET SOLUTIONS SERVICES

     In 1998, the Company created a practice focusing on providing Internet consulting and application development services, designed to help companies develop innovative ways to reach their customers, suppliers and target markets by leveraging the power of the Internet and corporate intranets. This practice developed expertise in Internet technologies as well as the integration of those technologies with ERP and legacy systems. Since January 1, 2000, the Company's Internet solutions business has been conducted by its subsidiary SeraNova and SeraNova's subsidiary, NPI.

     The Company's core expertise has been in the technical development and integration of these solutions. However, a key element of the new breed of Internet solution relates to the projection of the customers' offerings to their intended Internet audience. The Company, however, did not possess this required expertise in brand marketing, graphic and multimedia design. With the acquisition of NPI, the Company is now able to provide those services and provide a complete Internet solution which combines NPI's web design capability with the Company's expertise in Internet application development and integration with ERP systems.

     NPI has built a strong track record in designing web-sites that enable clients to achieve the desired sales and marketing impact. Its customers include a number of Fortune 500 companies in such industries as automotive, technology and entertainment. SeraNova intends to leverage its proven 4Sight methodologies and offshore development model to pursue Internet business opportunities. SeraNova believes that the existing set of ERP customers will be a receptive audience for Internet solutions. These customers represent a large and well-defined target, which can be reached by SeraNova's direct sales and marketing activities.

     A wide variety of Internet solutions may be offered to prospective clients, including electronic commerce, customer interaction, sales force automation and web training. SeraNova intends to promote the use of enterprise information portals in marketing its Internet solutions services. SeraNova's core platform for business to business solutions development is the EIP. EIP for enterprises is a customized browser-based interface which allows a company to aggregate all disparate systems within an enterprise, such as ERP systems, workflow applications, customer relationship management systems and other business applications as well as databases under a common platform. Every constituent of a company, including senior management, salespeople, engineers, suppliers or customers interact with the enterprise through a single customized browser-based interface. An EIP integrates all the internal systems, connects them to applications residing outside the company while managing the security and access to content and applications. In summary, it provides a flexible and scaleable platform for business to business activities on the web.

MANAGEMENT CONSULTING SERVICES

     The Company's management consulting practice has focused on two areas: (i) Business Consulting (covering Business Process Re-engineering, Change Management, IT Strategy and Software selection); and (ii) Leasing & Asset Management.

     The Company believes that significant value is provided to customers, by providing business consulting services. Such services also have the potential to stimulate additional revenue opportunities for the Company, in the execution of recommendations made to clients. The acquisition of Azimuth Consulting significantly strengthened Intelligroup's management consulting capabilities. Founded in 1984, Azimuth has built a strong IT management consulting organization with operations in New Zealand, Australia, the Philippines and other Southeast Asian countries. Since its contribution to SeraNova by
Intelligroup on January 1, 2000, Azimuth now operates as a wholly-owned subsidiary of SeraNova with headquarters in Wellington, New Zealand. The Company has integrated its existing management consulting services groups in the United States and Europe, under Azimuth worldwide.

SALES AND MARKETING

     The Company historically has generated new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement their software products, and (iii) internal sales efforts. In addition, the Company has been introduced to customers by certain of its competitors, such as the "Big Five" accounting firms, which at times require the Company's expertise and ability to deliver qualified personnel for complex projects.

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

     Among its sales and marketing efforts, the Company's has exhibited and presented the Company's expertise at trade events associated with the primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group, BaanWorld and the PeopleSoft Users Group. The Company intends to continue participation in such industry-recognized programs and trade shows. On December 21, 1999, the Company and SeraNova entered into a consulting services agreement with Mueller/Shields. Additionally, on February 4, 2000, the Company entered into a consulting services agreement with Mueller/Shields. Pursuant to such agreements, Mueller/Shields will provide the Company and SeraNova with sales, marketing, training and strategic planning services.

     Most importantly, however, the Company believes that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. The Company believes that it has consistently met customer expectations with respect to budgets and time schedules.

     As of December 31, 1999, the Company's sales and marketing group consisted of 34 employees in the United States, 9 for Europe, and 30 for the Asia Pacific region. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch offices in Phoenix, AZ; Foster City, CA; Washington, D.C.; Atlanta, GA; Fayetteville, GA; Rosemont, IL; Auburn Hills, MI; Houston, TX and Provo, UT serve the United States market. In addition, the
Company, also maintains offices in Europe (Denmark, the United Kingdom and Sweden); Asia Pacific (Australia, India, Japan, New Zealand, Philippines, Singapore and Thailand). Azimuth Consulting operates worldwide with headquarters in Wellington, New Zealand. During 1999, the Company's existing management consulting services groups in the United States and Europe, were merged with Azimuth worldwide.

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

CUSTOMERS

     The Company provides its services directly to Fortune 2000 and other large and mid-sized companies, many of which have information-intensive, multinational operations, or as a member of a consulting team assembled by other information technology consultants, such as "Big Five" accounting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 600 customers in the year ended December 31, 1999.

     The Company's ten largest customers accounted for, in the aggregate, approximately 44%, 38% and 38% of its revenue in 1997, 1998 and 1999, respectively. During 1997, PricewaterhouseCoopers LLP and Bristol-Myers Squibb each accounted for more than 10% of revenue. During 1998, no single customer accounted for more than 10% of revenue. During 1999, the Government of Puerto Rico accounted for more than 10% of revenue. In 1997, 1998 and 1999, 31%, 19% and 38%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

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

COMPETITION

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers of the Company):

     o Consulting and software integration firms: including, IBM Global Services, Cambridge Technology Partners, MCI Systemhouse, Computer Sciences Corporation and others.

     o "Big Five" accounting firms: Deloitte & Touche, Ernst & Young, KPMG, PricewaterhouseCoopers.

     o    Software applications vendors: SAP, Oracle, Baan and PeopleSoft.

     o Internet professional service providers: including Sapient, Scient, Viant and Proxicom.

     o General management consulting firms: such as McKinsey & Co., Bain & Company.

     o ASP service providers: Breakaway Solutions, Inc., USinternetworking, Inc., Interliant, Inc. and Futurelink Corporation.

     In addition, the Company competes with smaller companies such as Plaut, Clarkson-Potomac and Origin.

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

     The Company believes that it competes based on its expertise across the full life cycle of its clients' ERP and Internet solutions. This expertise includes management consulting skills, plus design and implementation skills in ERP products (primarily SAP, Oracle, PeopleSoft and Baan), Internet and application integration and application outsourcing related to those solutions. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors.

EMPLOYEES

     As of December 31, 1999, the Company employed 1,628 full-time employees, of whom 1,268 were engaged as consultants or as software developers, 73 were engaged in sales and marketing, and 287 were engaged in sales and delivery management, finance and administration. Of the total number of employees, 718 were based in the United States, 810 were based in the Asia Pacific region and 100 were based in Europe. In addition, the Company engaged 112 independent contractors to perform information technology services.

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


ITEM 2.   PROPERTIES.

     As of December 31, 1999, the Company owns no real property and currently leases or subleases all of its office space. The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company also leases or subleases offices for its sales and operations in Phoenix, AZ; Foster City, CA; Washington, D.C.; Atlanta, GA; Fayetteville, GA; Rosemont, IL; Auburn Hills, MI; Houston, TX; and Provo, UT, and operations in Hyderabad, India; Australia; Sweden, Denmark; Japan; New Zealand; Philippines, Singapore, Thailand and the United Kingdom.


ITEM 3.   LEGAL PROCEEDINGS.

     On February 13, 1998, Russell Schultz, a former employee of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Monmouth County, naming the Company as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company misrepresented plaintiff's job description in order to induce plaintiff to leave his prior employer, failed to provide stock options to the plaintiff and violated plaintiff's written employment contract. The Company was served with the complaint on March 16, 1998. Subsequently, on July 10, 1998, upon the Company's Motion to Compel Arbitration, the court dismissed the plaintiff's complaint without prejudice. Subsequently, the plaintiff's motion to reconsider the dismissal was denied. The plaintiff filed his demand for Arbitration with the American Arbitration Association on February 17, 1999 and the Company filed its answer on February 26, 1999. On October 12, 1999, the parties negotiated a settlement to dispose of all claims asserted in this lawsuit. The Company drafted and circulated a settlement agreement which has been executed by the parties and disposes of the lawsuit with no material effect on the Company's business, financial condition or results of operations.

     On January 20, 1999, Tony Knight, a former employee of the Company, filed a complaint in the Superior Court of the State of California, San Mateo County, naming the Company, among others, as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company discriminated against plaintiff because of his race, ancestry, religious creed and national origin and thereafter wrongfully terminated the plaintiff's employment with the Company. The Company, through its counsel, acknowledged receipt of the summons and complaint on April 20, 1999. On May 19, 1999, the Company removed the action from the California Superior Court to the United States District Court for the Northern District of California. A discovery scheduling order was entered at the case management conference held on December 2, 1999. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Common Stock is quoted on the Nasdaq National Market (the "NNM") under the symbol "ITIG." The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the NNM. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

              Quarter Ended             High           Low
              -------------             ----           ---

          March 31, 1998              $  21 1/2       $14 1/2
          June 30, 1998               $  23 5/8       $15
          September 30, 1998          $  24 1/4       $16
          December 31, 1998           $  19 3/4       $10 5/8
          March 31, 1999              $  20 1/2       $ 5 1/4
          June 30, 1999               $   9 5/8       $ 5
          September 30, 1999          $   7 11/16     $ 5 1/8
          December 31, 1999           $  27 11/16     $ 6 7/8

     As of March 28, 2000, the approximate number of holders of record of the Common Stock was 89 and the approximate number of beneficial holders of the Common Stock was 2,730.

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

              In connection with the Consulting Acquisition, on March 22, 1999, the Company issued an aggregate of 155,208 restricted shares of its Common Stock, $0.01 par value per share, to the minority investors relating to the earn-out provision of the Agreement of Purchase and Sale. On June 10, 1999, the Company filed an amendment to its Registration Statement on Form S-3 to register an aggregate of 77,604 of such shares. On January 28, 2000, the Company filed an amendment to its Registration
         Statement on Form S-3 to register an aggregate of 77,604, representing the balance of such shares The Company did not and will not receive any of the proceeds from sales of the shares by the minority investors.

              On February 16, 1999, the Company consummated (i) the merger of Empower Solutions, L.L.C., a Michigan limited liability company, with and into the Company's wholly-owned subsidiary ES Merger Corp., a Michigan corporation ("ES Merger Corp."), and
         (ii) the merger of ES Merger Corp. with and into Empower, Inc. a Michigan corporation and an affiliate of Empower Solutions, L.L.C. (the mergers of Empower Solutions, L.L.C. and its affiliate Empower, Inc. shall be referred to herein collectively as the "Merger"). As a result of the Merger, Empower, Inc. ("Empower") became a wholly-owned subsidiary of the Company. Empower is an implementation partner of PeopleSoft and its principle activities are business process reengineering, systems design development, project management and training services. The Merger was accounted for as a pooling of interests.

              In connection with the Merger, on December 22, 1999, the Company issued an aggregate of 179,611 restricted shares of its Common Stock, $0.01 par value per share, to Patrick J. Kavanaugh, Kurt A. Collins, Marcelo J. Casas and Jay D. Hiller relating to the provisions of the Net Book Value Adjustment provision of the Agreement and Plan of Merger. On January 28, 2000, the Company filed an amendment to its Registration Statement on Form S-3 to register such shares. The Company did not and will not receive any of the proceeds from sales of the shares by Messrs. Kavanaugh, Collins, Casas and Hiller.

              On January 8, 1999, the Company consummated the acquisition (the "NPI Acquisition") of all of the shares of outstanding capital stock of Network Publishing, Inc. ("NPI"), a Utah corporation located in Provo, Utah. As a result of the NPI Acquisition, NPI became a wholly-owned subsidiary of the Company. The principal activities of NPI are web site design and front-end application solutions services.

              Subsequent to the year ended December 31, 1999, and in connection with the NPI Acquisition, on January 11, 2000, the Company issued an aggregate of 99,558 restricted shares of its Common Stock, $0.01 par value per share, to Richard Maw, Richard Farr and Michael Donahue relating to the provisions of the earn-out provision of the Stock Purchase Agreement. On January 28, 2000, the Company filed an amendment to its Registration Statement on Form S-3 to register such shares. The Company did not and will not receive any of the proceeds from sales of the shares by Messrs. Maw, Farr and Donahue.

ITEM 6.      SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the selected balance sheet data as of December 31, 1998 and 1999 are derived from, are qualified by reference to, and should be read in conjunction with, the more detailed audited consolidated financial statements and the related notes thereto included elsewhere herein. The selected statement of operations data for the year ended December 31, 1995 and 1996 and the selected balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from audited financial statements of the Company which are not included elsewhere herein. Prior period financial information has been restated to reflect the Company's acquisitions of Empower Solutions, L.L.C. and its affiliate Empower, Inc. during 1999, which were accounted for in accordance with the pooling of interests rules under generally accepted accounting principles.

     The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this
Prospectus:

                                                                1995        1996        1997         1998         1999
                                                             ----------  ----------  ----------   ----------   ----------
                                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue................................................      $ 39,283    $ 61,699    $ 98,301     $ 162,840    $ 186,067
Cost of sales..........................................        29,263      43,142      67,452       104,984      119,857
                                                             --------    --------    --------     ---------    ---------
  Gross profit.........................................        10,020      18,557      30,849        57,856       66,210
                                                             --------    --------    --------     ---------    ---------
Selling, general and administrative expenses...........         8,401      14,544      22,449        38,074       60,807
Acquisition expenses...................................            --          --          --         2,118        2,115
Spin-off costs.........................................            --          --          --            --          751
Restructuring and other special charges................            --          --          --            --        7,328
                                                             --------    --------    --------     ---------    ---------
  Total selling, general and administrative expenses...         8,401      14,544     22,449         40,192       71,001
                                                             --------    --------    --------     ---------    ---------
  Operating (loss) income..............................         1,619       4,013      8,400         17,664      (4,791)
Factor charges/interest expense (income), net..........         1,327       1,335       (265)          (187)         593
                                                             --------    --------    --------     ---------    ---------
(Loss) income before provision for income taxes and
  extraordinary charge.................................           292       2,678       8,665        17,851      (5,384)
Provision for income taxes.............................           587         748       2,327         4,451        1,206
                                                             --------    --------    --------     ---------    ---------
(Loss) Income before extraordinary charge..............          (295)      1,930       6,338        13,400      (6,590)
Extraordinary charge, net of income tax
  benefit of $296......................................            --       1,148          --            --           --
                                                             --------    --------    --------     ---------    ---------
      Net (loss) income................................      $   (295)   $    782    $  6,338     $  13,400    $ (6,590)
                                                             ========    ========    ========     =========    =========
Earnings (loss) per share(1):
  Basic earnings (loss) per share:
    (Loss) income before extraordinary charge..........      $  (0.02)   $   0.18    $   0.43     $    0.87    $   (0.42)
    Extraordinary charge, net of income tax benefit....            --        0.11          --           --            --
                                                             --------    --------    --------     ---------    ---------
      Net (loss) income................................      $  (0.02)   $   0.07    $   0.43     $    0.87    $   (0.42)
                                                             ========    ========    ========     =========    =========
Weighted average number of common shares - Basic.......        15,011      11,003      14,637        15,387       15,766
                                                             ========    ========    ========     =========    =========
Diluted earnings (loss) per share:
  (Loss) income before extraordinary charge............      $  (0.02)   $   0.16    $   0.42     $    0.84    $   (0.42)
  Extraordinary charge, net of income tax benefit......            --        0.10          --           --            --
                                                             --------    --------    --------     ---------    ---------
      Net (loss) income................................      $  (0.02)   $   0.06    $   0.42         0.84     $   (0.42)
                                                             ========    ========    ========     =========    =========
Weighted average number of common shares - Diluted.....        15,011      12,263      15,117        15,969       15,766
                                                             ========    ========    ========     =========    =========

                                                                                   As of December 31,
                                                             -----------------------------------------------------------
                                                                 1995        1996        1997         1998        1999
                                                             ----------- ----------- -----------  ----------  ----------
                                                                                    (In thousands)
 Balance Sheet Data:
   Cash and cash equivalents...........................      $   1,412   $   8,301   $   8,825    $   4,245   $   6,121
   Working capital surplus (deficit)...................           (991)     16,246      30,500       32,641      29,133
   Total assets........................................         12,571      24,945      43,064       69,565      83,062
   Short-term debt, including subordinated
     debentures........................................          3,608         226         386           11      10,705
   Long-term debt and obligations under capital leases,
    less current portion...............................            206         108         355           60         618
   Shareholders' equity................................            128      18,280      34,036       47,949      48,654


(1) Basic and diluted earnings per share have replaced primary and fully diluted earnings per share in accordance with SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and custom software development based on leading technologies. In November 1999, the Company announced its intentions to spin-off its Internet applications services business (SeraNova). Through SeraNova, the Company provides professional services, primarily in the area of business to business interactions on the Internet. Business to business interactions include communication and commerce conducted between a company and its customers, suppliers and partners. SeraNova offers a comprehensive set of services, including strategic consulting, creative design, technology implementation and management of Internet applications. The Company has grown rapidly since 1994 when it made a strategic decision to diversify its customer base by expanding the scope of its integration and development services and to utilize software developed by SAP as a primary tool to implement enterprise-wide business process solutions. In 1995, the Company achieved the status of a SAP National Implementation Partner. In the same year, the Company also began to utilize Oracle's ERP application products to diversify its service offerings. In 1997, the Company enhanced its partner status with SAP, by first achieving National Logo Partner status and then AcceleratedSAP Partner Status. Also, in 1997, the Company further diversified its ERP-based service offerings, by beginning to provide PeopleSoft and Baan implementation services. In July 1997, the Company was awarded PeopleSoft implementation partnership status. In September 1997, the Company was awarded Baan international consulting partnership status. In June 1998, the Company also expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that are implementing or upgrading Oracle applications.

     During 1998 and 1999, the Company expanded its operations through acquisitions. On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. The acquisition of CPI Consulting Limited was accounted for utilizing the purchase method of accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3.1 million at the time of purchase. An additional 155,208 shares of the Company's Common Stock with a fair market value of $2.5 million was paid on March 22, 1999 pursuant to an earn-out relating to the operational results for the balance of 1998. The excess of the purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $5.8 million.

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

     On January 8, 1999, in order to augment the Internet/Advanced Technology Practice, the Company acquired the outstanding capital stock of NPI located in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 payable no later than March 31, 2000. The value of the earn-out was determined to be $2,430,000 which was payable by the issuance of an additional 99,558 shares of the Company's Common Stock and cash of $340,000. Such shares were issued by the Company on January 11, 2000, however, such transaction was accounted for in 1999. This acquisition has been accounted for utilizing the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was attributed to intangible assets amounting to $4,061,471 in the aggregate. NPI provides web site design and front-end application solutions services. NPI has built a strong track record in designing web-sites that enable clients to achieve the desired sales and marketing impact.

     In addition, by way of merger transactions, the Company augmented its PeopleSoft practice in North America by acquiring the Empower Companies located in Plymouth, Michigan on February 16, 1999. The purchase price consisted of the issuance of an aggregate of 1,831,091 restricted shares of the Company's Common Stock. In addition, the Company issued an additional 179,611 shares of its Common Stock in connection with a net worth adjustment determined as of the closing date. The acquisition of the Empower Companies was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. The Empower Companies provide business process reengineering, system design and development, project management and training services.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 1999, revenues derived from projects under fixed price contracts represented approximately 9% of the Company's total revenue. No single fixed price project was material to the Company's business during 1999. However, one fixed price project, which began late in 1998 and is expected to be completed in early 2000, represented 4% of the Company's revenue during 1999. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1997, 1998 and 1999, the Company's ten largest customers accounted for in the aggregate, approximately 44%, 38% and 38% of its revenue, respectively. In 1997, PricewaterhouseCoopers LLP accounted for approximately 10% of revenue. During 1998, no customer accounted for more than 10% of revenue. During 1999, the Government of Puerto Rico accounted for more than 10% of revenue. For the years ended December 31, 1997, 1998 and 1999, 31%, 19% and 38%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all. During the years ended December 31, 1997, 1998 and 1999, 56%, 52% and 42%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. For each of the years ended December 31, 1997 1998 and 1999, approximately 12% 11% and 7%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. For each of the years ended December 31, 1997, 1998 and 1999, approximately 12%, 19% and 26%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft.

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

     Since late 1994, the Company has made substantial investments in its infrastructure in order to support its rapid growth. For example, in 1994, the Company established and funded an operations facility in India, the ADC, and in 1995 established a sales office in California. In addition, from 1994 to date, the Company has incurred expenses to develop proprietary development tools and its proprietary accelerated implementation methodology and toolset. Since 1995, the Company has also been increasing its sales force and its marketing, finance, accounting and administrative staff, in order to manage its growth. Additionally, in September 1999, the Company established its IDC in India to provide Internet solutions for its clients around the world. The Company currently maintains its headquarters in Edison, New Jersey, and branch offices in Houston, Fayetteville (Georgia), Rosemont (Illinois), Auburn Hills (Michigan), Foster City (California), Atlanta, Phoenix, Washington, D.C. and Provo (Utah). The Company also currently maintains offices in Europe (the United Kingdom, Denmark, and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, the Philippines, Singapore and Thailand). The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                Percentage of Revenue
                                                    -------------------------------------------
                                                                     Year Ended
                                                                    December 31,
                                                    -------------------------------------------
                                                        1999             1998            1997
                                                        ----             ----            ----
Revenue..........................................       100.0%           100.0%          100.0%
Cost of sales....................................        64.4             64.5            68.6
                                                       ------           ------          ------
  Gross profit...................................        35.6             35.5            31.4
Selling, general and administrative expenses.....        32.7             23.4            22.8
Acquisition expenses.............................         1.1              1.3              --
Spin-off costs...................................         0.4               --              --
Restructuring and other special charges..........         3.9               --              --
                                                       ------           ------          ------
  Operating (loss) income........................        (2.5)            10.8             8.6
Interest and other (expense) income, net.........        (0.3)             0.1             0.3
                                                       ------           ------          ------
(Loss) income before provision for income taxes
and extraordinary charge.........................        (2.8)            10.9             8.9
Provision for income taxes.......................         0.7              2.7             2.4
                                                       ------           ------          ------
(Loss) income before extraordinary charge........        (3.5)             8.2             6.5
Extraordinary charge, net of income tax benefit..         --                --              --
                                                       ------           ------          ------
  Net (loss) income .............................        (3.5)%            8.2%            6.5%
                                                       ======           ======          ======

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. Total revenue increased by 14.3% or $23.3 million, from $162.8 million in 1998 to $186.1 million in 1999. Enterprise applications services ("EAS") revenue declined by 0.8% or $1.2 million from $147.5 million in 1998 to $146.3 million in 1999. This decrease was primarily attributable to a decrease in expenditures on ERP implementations, related to Y2K concerns as companies shifted resources away from mission critical, enterprise-wide applications. Internet applications services ("IAS") revenue increased by 158.4%, or $24.4 million, from $15.4 million in 1998 to $39.8 million in 1999. The increase in revenue is the result of an increase in the number of clients and an increase in the average size of engagements, as well as the acquisition of Network Publishing, Inc. on January 8, 1999.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 14.2%, or $14.9 million, from $105.0 million in 1998 to $119.9 million in 1999. The Company's gross profit increased $8.4 million, or 14.5%, from $57.8 million in 1998 to $66.2 million in 1999. The Company's gross profit margin remained relatively constant at 35.5% of revenue in 1998 and 35.6% of revenue in 1999. The EAS cost of sales increased 1.4%, or $1.3 million, from $96.0 million in 1998 to $97.3 million in 1999. The EAS gross profit margin decreased from 34.9% in 1998 to 33.4% in 1999. The decrease was primarily attributable to lower staff utilization, experienced as a result of a decrease in the ERP implementation market. IAS cost of sales increased by $13.5 million, or 150.0%, from $9.0 million in 1998 to $22.5 million in 1999. The increase was due to personnel costs resulting from the hiring of additional consultants to support the increase in demand for IAS. IAS gross profit margins increased from 41.6% in 1998 to 43.5% in 1999, primarily attributable to the higher margins generated by Network Publishing, Inc.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the ADC and the IDC and related development costs and professional fees. Selling, general and administrative expenses increased by 59.7%, or $22.7 million, from $38.1 million in 1998 to $60.8 million in 1999, and increased as a percentage of revenue from 23.4% to 32.7%, respectively. EAS selling, general and administrative expenses increased by 35.4%, or $11.2 million, from $31.6 million in 1998 to $42.8 million in 1999. IAS selling, general, and administrative expenses increased by $11.6 million, or 181.3%, from $6.4 million in 1998 to $18.0 million in 1999. The increases in such expenses in absolute dollars and as a percentage of revenue were primarily due to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff through acquisitions and in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of its corporate headquarters into approximately 48,000 square feet of office space, from its former location, which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts. The Company has also entered into an agreement with a strategic marketing consulting company, which will generate sales leads, support sales force, and build a salessystems infrastructure, for both the enterprise applications services and Internet applications services businesses.

     Acquisition expense. During the year ended December 31, 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies. This acquisition was accounted for as a pooling of interests. Acquisition costs primarily consisted of professional fees associated with such acquisition.

     Spin-off costs. During the year ended December 31, 1999, the Company incurred costs of $751,000 in connection with the proposed spin-off of SeraNova from the Company. These costs primarily consisted of professional fees.

     Restructuring and other special charges. In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Over 83% of the restructuring charges were paid out in 1999. Additionally, the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Interest expense (income). Interest income has been earned on interest bearing cash accounts and short term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company incurred approximately $800,000 in interest expense during the year ended December 31, 1999, primarily related to its borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities, purchases of computer equipment and office furniture and fixtures, as well as for acquisitions. The interest expense was partially offset by interest income of $207,000 in 1999.

     Provision for income taxes. While the Company experienced an overall pre-tax loss, profits generated in certain foreign jurisdictions resulted in tax expense for the year ended December 31, 1999. Although the Company expects these foreign taxes to produce foreign tax credits in the United States, the ability to apply these credits may be limited and, therefore, the Company has provided a valuation allowance against such tax credits which has negatively impacted income tax expense. The Company's effective income tax rate was 22% and 25% for the years ended December 31, 1999 and 1998, respectively. The 1999 effective income tax rate was negatively impacted by nondeductible amortization from the NPI Acquisition. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. Such tax holiday was extended an additional five years in 1999. For the year ended December 31, 1999 and 1998, the taxholiday favorably impacted the effective tax rate by approximately 18% and 7%, respectively. Based on current and anticipated profitability, management believes all recorded net deferred tax assets are more likely than not to be realized.

     As discussed in Note 11 to the consolidated financial statements, on February 16, 1999, the Company acquired Empower Solutions, L.L.C. and Empower, Inc. (a corporation organized under subchapter S of the Internal Revenue Code). The acquisitions were accounted for as poolings of interests and thus prior year financial statements have been restated in accordance with the pooling of interests rules. The Empower Companies were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 17% and 13% for 1999 and 1998, respectively.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Revenue increased by 65.7% or $64.5 million, from $98.3 million in 1997 to $162.8 million in 1998. EAS revenue increased by 65.5%, or $58.4 million, from $89.1 million in 1997 to $147.5 million in 1998. This increase was attributable primarily to increased demand for the Company's ERP implementation consulting services. IAS revenue increased by 67.4%, or $6.2 million, from $9.2 million in 1997 to $15.4 million in 1998. The increase in revenue is the result of an increase in the number of clients and an increase in the average size of engagements.

     Gross profit. The Company's cost of sales increased by 55.6%, or $37.5 million, from $67.5 million in 1997 to $105.0 million in 1998. The increase was due to increased personnel costs resulting from the hiring of additional consultants to support the increase in demand for the Company's services. The Company's gross profit increased by 87.5%, or $27.0 million, from $30.8 million in 1997 to $57.9 million in 1998. The Company's gross profit margin increased from 31.4% of revenue in 1997 to 35.5% of revenue in 1998. The EAS cost of sales increased 53.6%, or $33.5 million, from $62.5 million in 1997 to $96.0 million in 1998. The EAS gross profit margin increased from 29.9% in 1997 to 34.9% in 1998. These increases in gross profit and margin reflect both the expanded utilization of the Company's offshore development facility in India, and the increase in implementation service projects where the Company has project management responsibilities, which typically carry higher gross margins, than those in which the Company provides supplemental staffing for client managed projects. IAS cost of sales increased by $4.1 million, or 83.7%, from $4.9 million in 1997 to $9.0 million in 1998. IAS gross profit margins decreased from 46.7% in 1997 to 41.6% in 1998, primarily attributable to lower utilization rates attained during expansion of the United States operations, and therefore, higher costs as compared with established foreign operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 69.6%, or $15.6 million, from $22.4 million in 1997 to $38.1 million in 1998, and increased as a percentage of revenue from 22.8% to 23.4%, respectively. EAS selling, general and administrative expenses increased by 73.6%, or $13.4 million, from $18.2 million in 1997 to $31.6 million in 1998. IAS selling, general, and administrative expenses increased by

$2.2 million, or 52.4%, from $4.2 million in 1997 to $6.4 million in 1998. The increases in such expenses in absolute dollars and as a percentage of revenue were due primarily to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff through acquisitions and in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of its corporate headquarters into approximately 48,000 square feet of office space, from its former location, which consisted of approximately 17,000 square feet. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs as additional offices were opened in the United States, support services and the provision for doubtful accounts.

     Acquisition expense. During the year ended 1998, the Company incurred costs of $2,118,000 in connection with the acquisitions of the CPI Resources Limited and the Azimuth Companies, each of which was accounted for as a pooling of interests. These costs primarily consisted of professional fees associated with such acquisitions.

     Provision for income taxes. The Company's effective income tax rate was 25% and 27% for the years ended December 31, 1998 and 1997. During 1997, the Company reduced its valuation allowance by $207,000 as management determined that it was more likely than not, that the applicable portion of the net deferred tax asset would be or had been realized. The 1997 valuation allowance reduction favorably impacted the effective income tax rate by 3%. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. For the year ended December 31, 1998 and 1997, the tax holiday favorably impacted the effective tax rate by approximately 7% and 6%, respectively. Based on current and anticipated profitability, management believes all net deferred tax assets are more likely than not to be realized.

     As discussed in Note 11 to the consolidated financial statements, on February 16, 1999, the Company acquired Empower Solutions, L.L.C. and Empower, Inc. (a corporation organized under subchapter S of the Internal Revenue Code). The acquisitions were accounted for as poolings of interests and thus prior year financial statements have been restated in accordance with the pooling of interests rules. The Empower Companies were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 13% and 6% for 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash flow generated from operations and financing activities, and prior to 1998 from cash balances generated from the Company's initial and follow-on public offerings consummated in October 1996 and July 1997, respectively.

     The Company had cash and cash equivalents of $6.1 million at December 31, 1999 and $4.2 million at December 31, 1998. The Company had working capital of $29.1 million at December 31, 1999 and $32.6 million at December 31, 1998.

     Cash used in operating activities was $4.8 million during the year ended December 31, 1999, resulting primarily from the net loss, as well as growth in accounts receivable, unbilled services and income taxes receivable. This was offset partially by depreciation and amortization of $4.1 million, a provision for doubtful accounts of $4.9 million and increases in accrued payroll and related taxes, accrued expenses and other liabilities and income taxes payable. Cash provided by operating activities was $6.1 million during the year ended December 31, 1998. Cash used in operating activities during the year ended December 31, 1997 was $6.6 million.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1.

     The Company invested $4.3 million, $7.1 million and $2.4 million in computer equipment and office furniture and fixtures in 1999, 1998 and 1997, respectively. The increase reflects purchases of computer and telecommunications equipment for consultants and administrative staff and office furniture and fixtures related to the Company's headquarters in Edison, New Jersey, and other offices opened during 1999.

     On January 8, 1999, the Company acquired Network Publishing, Inc., based in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000, and a potential lump sum cash payment of $354,024 payable not later than March 31, 2000. The earn-out was determined to be $2,430,000 which was payable by the issuance of an additional 99,558 shares of the Company's Common Stock and $340,000 in cash. The Company issued such shares on January 11, 2000.

     From January 1997 until January 1999, the Company had a credit facility with a bank, which included a revolving line of credit and a component for equipment term loans. Such credit facility was terminated in January 1999.

     On January 29, 1999, the Company entered into an unsecured three-year $30 million Revolving Credit Loan Agreement (the "Loan Agreement") with PNC Bank, N.A. (the "Bank"). The proceeds of the credit facility may be used by the Company for financing acquisitions and general corporate purposes. At the Company's option, for each loan, interest shall be computed either at the Bank's prime rate per annum or the Adjusted Libor Rate plus the Applicable Margin, as such terms are defined in the Loan Agreement. The Company's obligations under the credit agreement are payable at the expiration of such facility on January 29, 2002. Approximately $10.6 million was outstanding under this credit facility at December 31, 1999.

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

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, the Company was not in compliance with the Consolidated Cash Flow Leverage Ratio and Consolidated Net Worth financial covenants at June 30, 1999. On August 12, 1999, the Bank notified the Company that such non-compliance constituted an Event of Default under the Loan Agreement. At September 30, 1999, while the Company was in compliance with the Consolidated Net Worth financial covenant, it was not in compliance with the Consolidated Cash Flow Leverage Ratio and Minimum Fixed Charge Coverage Ratio financial covenants. On January 26, 2000, the Company finalized with the Bank the terms of a waiver and amendment to the Loan Agreement to remedy defaults which existed under the Loan Agreement. The terms of the waiver and amendment include, among other things, (i) a $15 million reduction in availability under the Loan Agreement, (ii) a first priority perfected security interest on all of the assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults.

     The Company believes that its available funds, together with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities." The SOP requires all costs incurred as start-up costs or organization costs be expenses as incurred. The Company adopted the SOP on January 1, 1999 and it did not have any impact on the Company's consolidated financial statements.

     In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. The Company adopted the SOP on January 1, 1999 and it did not have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

YEAR 2000 COMPLIANCE

     The Company did not experience any significant computer or systems problems relating to the Year 2000. Upon review of the Company's internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide its services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems issues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, List, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.     EXECUTIVE COMPENSATION.

        The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.     EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

        (a)  (1)    Financial Statements.

             Reference is made to the Index to Financial Statements on Page F-1.

        (a)  (2)    Financial Statement Schedules.

             None.

        (a)  (3)    Exhibits.

             Reference is made to the Index to Exhibits on Page 43.

        (b)  Reports on Form 8-K.

             Subsequent to the year ended December 31, 1999, the Company, on March 22, 2000, filed a report on Form 8-K relating to the sale by SeraNova, Inc., the Company's wholly-owned subsidiary, of approximately 4.8% of its common stock to four institutional investors for an aggregate purchase price of $10 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2000.


                                            INTELLIGROUP, INC.



                                            By: /s/ Ashok Pandey
                                               ---------------------------------
                                                Ashok Pandey, Co-Chief Executive
                                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                      DATE
         ---------                        -----                      ----

/s/ Ashok Pandey              Co-Chief Executive Officer and      March 30, 2000
--------------------------
Ashok Pandey                  Director (principal executive
                              officer)

/s/ Nagarjun Valluripalli     Co-Chief Executive Officer and      March 30, 2000
--------------------------
Nagarjun Valluripalli         Director

/s/ Nicholas Visco            Vice President- Finance             March 30, 2000
--------------------------
Nicholas Visco                (principal financial and
                              accounting officer)

/s/ Rajkumar Koneru           Director                            March 30, 2000
--------------------------
Rajkumar Koneru

/s/ Klaus Besier              Director                            March 30, 2000
--------------------------
Klaus Besier

/s/ Dennis McIntosh           Director                            March 30, 2000
--------------------------
Dennis McIntosh

                                  EXHIBIT INDEX


Exhibit No.                           Description of Exhibit

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

10.1* 1996 Stock Plan, as amended, of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

10.4+ Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco.

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

10.18* Change in Control Severance Pay Agreement dated November 4, 1998 between the Company and Gerard Dorsey.

10.19* Change in Control Severance Pay Agreement dated November 4, 1998 between the Company and Alan Ziegler.

10.20* Revolving Credit Loan Agreement between PNC Bank, National Association and the Company dated January 29, 1999. See Exhibit 10.36 and 10.37.

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

10.27* Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.13.

10.28* Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits
          10.10 and 10.12.

10.29+ Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000.

10.30+ Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000.

10.31+ Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000.

10.32+ Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000.

10.33+ Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000.

10.34+ Master Consulting Services Agreement by and between Intelligroup, Inc. and Mueller/Shields dated as of February 4, 2000.

10.35+ Master Consulting Services Agreement by and among Intelligroup, SeraNova, Inc. and Mueller/Shields dated as of December 21, 1999.

10.36* First Amendment to Revolving Credit Loan Agreement by and between Intelligroup, Inc., a New Jersey corporation, and PNC Bank, National Association, a national banking association. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-94285) declared effective on February 9, 2000. See Exhibit 10.20 and 10.37.

10.37+ Second Amendment to Revolving Credit Loan Agreement by and between Intelligroup, Inc., a New Jersey corporation, and SeraNova, Inc., a New Jersey corporation, and PNC Bank, National Association, a national banking association. See Exhibit 10.20 and 10.36.

21+       Subsidiaries of the Registrant.

23+       Consent of Arthur Andersen LLP.

27.1+     Financial Data Schedule for the year ended December 31, 1999.

27.2+     Financial Data Schedule for the year ended December 31, 1998.

27.3+     Financial Data Schedule for the year ended December 31, 1997.

----------

 * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 +      Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Public Accountants.................................... F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998................ F-3

Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997.................................. F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997............................ F-5

Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997.................................  F-6

Notes to Consolidated Financial Statements.................................. F-7

Financial Statement Schedules
          Financial Statement Schedules required by the Securities and Exchange Commission have been omitted as the required information is included in the Notes to the Consolidated Financial Statements or are not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Intelligroup, Inc.:

        We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Arthur Andersen LLP

                                             ARTHUR ANDERSEN LLP

Roseland,  New Jersey
March 6, 2000 (except with
respect to Note 13, as to which
the date is March 14, 2000).

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                   1999               1998
                                                                   ----               ----
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................       $   6,121,000      $   4,245,000
  Accounts receivable, less allowance for doubtful
    accounts of $3,292,000 and $1,053,000 at
    December 31, 1999 and 1998, respectively............          35,063,000         33,622,000
  Unbilled services.....................................          11,372,000         10,842,000
  Income taxes receivable...............................           3,612,000                 --
  Deferred tax asset....................................           2,481,000            808,000
  Other current assets..................................           3,468,000          4,197,000
                                                               -------------      -------------
      Total current assets..............................          62,117,000         53,714,000
Property and equipment, net.............................          11,420,000          9,506,000
Intangible assets, net..................................           8,681,000          5,629,000
Other assets............................................             844,000            716,000
                                                               -------------      -------------
                                                               $  83,062,000      $  69,565,000
                                                               =============      =============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................       $   4,672,000      $   5,347,000
  Accrued payroll and related taxes.....................           7,078,000          6,254,000
  Accrued expenses and other liabilities................           5,599,000          2,999,000
  Accrued acquisition costs.............................             810,000          3,302,000
  Income taxes payable..................................           4,120,000          3,160,000
  Current portion of long term debt and obligations
    under capital leases................................          10,705,000             11,000
                                                               -------------      -------------
      Total current liabilities.........................          32,984,000         21,073,000
                                                               -------------      -------------
Long term debt and obligations under capital leases, less
  current portion.......................................             618,000             60,000
                                                               -------------      -------------
Deferred tax liability..................................             806,000            483,000
                                                               -------------      -------------
Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued or outstanding..............                  --                 --
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 15,949,000 and 15,573,000 shares issued
    and outstanding at December 31, 1999 and 1998,
    respectively........................................             160,000            156,000
  Additional paid-in capital............................          43,356,000         35,261,000
  Retained earnings.....................................           6,317,000         13,077,000
  Currency translation adjustments......................          (1,179,000)          (545,000)
                                                               -------------      -------------
      Total shareholders' equity .......................          48,654,000         47,949,000
                                                               -------------      -------------
                                                               $  83,062,000      $  69,565,000
                                                               =============      =============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                    1999              1998              1997
                                                               -------------     -------------     -------------
Revenue.................................................       $ 186,067,000     $ 162,840,000     $  98,301,000
Cost of sales...........................................         119,857,000       104,984,000        67,452,000
                                                               -------------     -------------     -------------
      Gross profit......................................          66,210,000        57,856,000        30,849,000
                                                               -------------     -------------     -------------
Selling, general and administrative expenses............          60,807,000        38,074,000        22,449,000

Acquisition expenses....................................           2,115,000         2,118,000                --

Spin-off costs..........................................             751,000                --                --

Restructuring and other special charges.................           7,328,000                --                --
                                                               -------------     -------------     -------------
      Total operating expenses..........................          71,001,000        40,192,000        22,449,000
                                                               -------------     -------------     -------------

      Operating (loss) income...........................          (4,791,000)       17,664,000         8,400,000
                                                               --------------    -------------     -------------

Other expenses:

  Interest expense (income), net........................             593,000          (187,000)         (265,000)
                                                               -------------     --------------    --------------


(Loss) income before provision for income taxes.........          (5,384,000)       17,851,000         8,665,000

Provision for income taxes..............................           1,206,000         4,451,000         2,327,000
                                                               -------------     -------------     -------------

Net (loss) income.......................................       $  (6,590,000)    $  13,400,000     $   6,338,000
                                                               =============     =============     =============
Earnings per share:

  Basic earnings per share:

        Net (loss) income per share.....................       $       (0.42)    $        0.87     $        0.43
                                                               =============     ============      =============


      Weighted average number of common shares - Basic..          15,766,000        15,387,000        14,637,000
                                                               ============      ============      =============

  Diluted earnings per share:

        Net (loss) income per share.....................       $      (0.42)     $       0.84      $        0.42
                                                               =============     ============      =============


      Weighted average number of common shares - Diluted         15,766,000        15,969,000         15,117,000
                                                               ============      ============      =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                            CUMULATIVE
                                                                              RETAINED       FOREIGN                   COMPREHENSIVE
                                                              ADDITIONAL      EARNINGS       CURRENCY       TOTAL      (LOSS) INCOME
                                       COMMON STOCK            PAID-IN      (ACCUMULATED   TRANSLATION   SHAREHOLDERS'    FOR THE
                                    SHARES         AMOUNT      CAPITAL       DEFICIT)      ADJUSTMENTS      EQUITY        PERIOD
                                  ----------     ----------   ----------    ------------   -----------   ------------  -------------

Balance at December 31, 1996..... 14,011,000     $  140,000  $19,838,000    $(2,319,000)    $  85,000    $17,744,000   $   850,000
                                                                                                                       ===========
Issuance of common stock, net of
related costs....................  1,150,000         12,000    9,888,000             --            --      9,900,000            --

Exercise of stock options........    102,000          1,000      838,000             --            --        839,000            --

Tax benefit from exercise of
stock options....................         --             --      248,000             --            --        248,000            --

Shareholder dividends............         --             --           --       (849,000)           --       (849,000)           --

Currency translation  adjustments         --             --           --             --      (184,000)      (184,000)  $  (184,000)

Net income.......................         --             --           --      6,338,000            --      6,338,000     6,338,000
                                  ----------     ----------  -----------    -----------   -----------    -----------   -----------

Balance at December 31, 1997..... 15,263,000        153,000   30,812,000      3,170,000       (99,000)    34,036,000   $ 6,154,000
                                                                                                                       ===========

Issuance of common stock in
connection with acquisitions.....    166,000          2,000    3,126,000             --            --      3,128,000            --

Exercise of stock options........    144,000          1,000    1,021,000             --            --      1,022,000            --

Tax benefit from exercise of
stock options....................         --             --      302,000             --            --        302,000            --

Adjustment for difference in
Azimuth fiscal periods...........         --             --           --         32,000            --         32,000            --

Shareholder dividends............         --             --           --     (3,525,000)           --     (3,525,000)           --

Currency translation  adjustments         --             --           --             --      (446,000)      (446,000)  $  (446,000)

Net income.......................         --             --           --     13,400,000            --     13,400,000    13,400,000
                                  ----------     ----------  -----------    -----------   -----------    -----------   -----------

Balance at December 31, 1998..... 15,573,000        156,000   35,261,000     13,077,000      (545,000)    47,949,000   $12,954,000
                                                                                                                       ===========

Issuance of common stock in
connection with acquisitions.....    155,000          2,000    4,589,000             --            --      4,591,000            --

Exercise of stock options........    221,000          2,000    2,996,000             --            --      2,998,000            --

Tax benefit from exercise of
stock options....................         --             --      510,000             --            --        510,000            --

Shareholder dividends............         --             --           --       (170,000)           --       (170,000)           --

Currency translation  adjustments         --             --           --             --      (634,000)      (634,000)  $  (634,000)

Net loss.........................         --             --           --     (6,590,000)           --     (6,590,000)   (6,590,000)
                                  ----------     ----------  -----------    -----------   -----------    -----------   -----------

Balance at December 31, 1999..... 15,949,000     $  160,000  $43,356,000    $ 6,317,000   $(1,179,000)   $48,654,000   $(7,224,000)
                                  ==========     ==========  ===========    ===========   ===========    ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                 1999                1998                 1997
                                                                                 ----                ----                 ----
Cash flows from operating activities:
   Net (loss) income....................................................    $  (6,590,000)     $  13,400,000        $   6,338,000
   Adjustments to reconcile  net (loss) income to net cash (used in)
     provided by operating activities:
       Depreciation and amortization....................................        4,061,000          1,538,000              571,000
       Provision for doubtful accounts..................................        4,931,000          1,268,000              765,000
       Deferred income taxes............................................       (1,400,000)           (92,000)              98,000
       Tax benefit from exercise of stock options.......................          510,000            302,000              248,000
       Other............................................................               --                 --               78,000
   Changes in operating assets and liabilities, net of acquired businesses:
       Accounts receivable..............................................       (5,461,000)       (13,826,000)         (11,194,000)
       Unbilled services................................................         (530,000)        (3,002,000)          (4,920,000)
       Income taxes receivable..........................................       (3,612,000)                --                   --
       Other current assets.............................................          786,000         (3,406,000)            (255,000)
       Other assets.....................................................         (128,000)          (357,000)            (134,000)
       Accounts payable.................................................         (680,000)         3,388,000            1,086,000
       Accrued payroll and related taxes................................          412,000          2,685,000              743,000
       Accrued expenses and other liabilities...........................        2,179,000          2,130,000             (563,000)
       Income taxes payable.............................................          772,000          2,081,000              521,000
                                                                            -------------      -------------        -------------
           Net cash (used in) provided by operating activities..........       (4,750,000)        6,109,000            (6,618,000)
                                                                            -------------      -------------        -------------
Cash flows from investing activities:
   Purchases of equipment...............................................       (4,349,000)        (7,116,000)          (2,436,000)
   Acquisition of businesses, net of cash acquired......................       (1,682,000)                --                   --
                                                                            -------------      -------------        -------------
           Net cash used in investing activities........................       (6,031,000)        (7,116,000)          (2,436,000)
                                                                            -------------      -------------        -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs........               --                 --            9,918,000
   Proceeds from exercise of stock options..............................        2,998,000          1,022,000              839,000
   Proceeds from shareholder loans......................................               --                 --              235,000
   Repayments of shareholders' loans....................................               --           (618,000)            (375,000)
   Shareholder dividends - Empower Companies............................         (170,000)        (3,525,000)            (849,000)
   Proceeds from line of credit borrowings, net.........................       10,585,000                 --                   --
   Repayments of other borrowings.......................................         (110,000)                --                   --
   Principal payments under capital leases..............................          (12,000)            (6,000)              (6,000)
                                                                            -------------      -------------        -------------
           Net cash provided by (used in) financing activities..........       13,291,000         (3,127,000)           9,762,000
                                                                            -------------      -------------        -------------
   Effect of foreign currency exchange rate changes on cash.............         (634,000)          (446,000)            (184,000)
                                                                            -------------      -------------        -------------
           Net increase (decrease) in cash and cash equivalents.........        1,876,000         (4,580,000)             524,000
Cash and cash equivalents at beginning of year..........................        4,245,000          8,825,000            8,301,000
                                                                            -------------      -------------        -------------
Cash and cash equivalents at end of year................................    $   6,121,000      $   4,245,000        $   8,825,000
                                                                            =============      =============        =============
Supplemental disclosures of cash flow information:
   Cash paid for interest...............................................    $     834,000      $      24,000        $          --
                                                                            =============      =============        =============

   Cash paid for income taxes...........................................    $   3,858,000      $   2,428,000        $   1,707,000
                                                                            =============      =============        =============
Supplemental disclosures of non-cash transactions:
   Issuance of common stock in connection with acquisitions.............    $   4,591,000      $   3,128,000        $          --
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

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of information technology services, including management consulting, enterprise-wide business process solutions, Internet applications services, applications outsourcing and maintenance, systems integration and custom software development based on leading technologies. The Company markets its services to a wide variety of industries, the majority of which are in the United States. The majority of the Company's business is with large established companies, including consulting firms serving numerous industries.

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

Intangible Assets

     Intangible assets at December 31, 1999 and 1998 include goodwill and other intangibles totaling $8,681,000 and $5,629,000, respectively, that were attributable to the acquisitions of Network Publishing, Inc. and CPI Consulting (See Note 11). These intangible assets are being amortized over the estimated useful lives ranging from 5 to 15 years using the straight-line method. Amortization expense was $1,009,000 and $147,000 in 1999 and 1998, respectively.

Revenue Recognition

     The Company generates revenue from professional services rendered. Revenue is recognized as services are performed with the corresponding cost of providing those services reflected as cost of sales. Substantially all customers are billed on an hourly or per diem basis whereby actual time is charged directly to the customer. Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 1999 and 1998 represent services provided which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $4,931,000, $1,268,000 and $765,000 in 1999, 1998 and 1997, respectively. Accounts written off totaled $2,692,000, $1,143,000 and $512,000 in 1999, 1998 and 1997, respectively.

Recoverability of Long-Lived Assets

     The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. The Company does not believe that any such events or changes in circumstances have occurred. The amount of impairment of goodwill would be determined as part of the long-lived asset groupings being evaluated.

Stock-Based Compensation

     Stock-based compensation is recognized using the intrinsic value method under Accounting Principles Board (APB) No. 25. For disclosure purposes, pro forma net (loss) income and earnings per share impacts are provided as if the fair market value method had been applied.

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

Concentrations

     For the years ended December 31, 1999, 1998 and 1997, approximately 42%, 52% and 56% of revenue, respectively, was derived from projects in which the Company's personnel implemented software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 2000 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain established criteria established by SAP. Additionally, for each of the years ended December 31, 1999, 1998 and 1997, approximately 7%, 11% and 12%, respectively, of revenue was derived from projects in which the Company's personnel implemented software developed by Oracle. For each of the years ended December 31, 1999, 1998 and 1997, approximately 26%, 19% and 12%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft.

     A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 1999, 1998 and 1997, 38%, 19% and 31%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     One customer accounted for approximately 11% and 8% of revenue in 1999 and 1998, respectively. Accounts receivable due from this customer was approximately $5,900,000 and $2,560,000 as of December 31, 1999, and 1998, respectively. One customer accounted for approximately 10% of revenue in 1997.

     During 1999 and 1998, the Company derived revenues totaling $58,000 and $1.7 million, respectively, from contracts with an entity whose chief executive officer is a director of the Company.

Income Taxes

     The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries.

Earnings Per Share

     Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options. The computation of basic earnings per share and diluted earnings per share were as follows:

                                                 1999               1998              1997
                                            -------------      -------------     --------------
Net (Loss) Income.........................  $(6,590,000)        $13,400,000        $ 6,338,000
                                             ----------          ----------         ----------

Denominator:
   Weighted average number of common
   shares.................................   15,766,000          15,387,000         14,637,000
   Basic (loss) earnings per share........  $     (0.42)        $      0.87        $      0.43
                                             ==========          ==========         ==========

Denominator:
   Weighted average number of common
   shares.................................   15,766,000          15,387,000         14,637,000
   Common share equivalents of
   outstanding stock options..............           --             582,000            480,000
                                             ----------          ----------         ----------
Total shares..............................   15,766,000          15,969,000         15,117,000
                                             ----------          ----------         ----------
Diluted (loss) earnings per share.........  $     (0.42)        $      0.84        $      0.42
                                             ==========          ==========         ==========

     Stock options, which would be antidilutive (3,927,280 as of December 31, 1999), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.


Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                                     1999              1998
                                                ------------       -----------
     Vehicles...............................    $    172,000       $   109,000
     Furniture..............................       3,105,000         2,459,000
     Equipment..............................      11,907,000         8,438,000
     Computer software......................       1,708,000           816,000
     Leasehold improvements.................         648,000           474,000
                                                ------------       -----------
                                                  17,540,000        12,296,000
     Less-Accumulated depreciation..........      (6,120,000)       (2,790,000)
                                                ------------       -----------
                                                $ 11,420,000       $ 9,506,000
                                                ============       ===========

     Depreciation expense was $3,052,000,  $1,391,000 and $571,000 in 1999, 1998
and 1997, respectively.

NOTE 3 - LINES OF CREDIT

     From January 1997 until January 1999, the Company had a credit facility with a bank, which included a revolving line of credit and a component for equipment term loans. Such credit facility was terminated in January 1999.

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

     As a result of the restructuring and other special charges incurred during the quarter-ended June 30, 1999, the Company was not in compliance with the Consolidated Cash Flow Leverage Ratio and Consolidated Net Worth financial covenants at June 30, 1999. On August 12, 1999, the Bank notified the Company that such non-compliance constituted an Event of Default under the Loan Agreement. At September 30, 1999, while the Company was in compliance with the Consolidated Net Worth financial covenant, it was not in compliance with the Consolidated Cash Flow Leverage Ratio and Minimum Fixed Charge Coverage Ratio financial covenants. On January 26, 2000, the Company finalized with the Bank the terms of a waiver and amendment to the Loan Agreement to remedy defaults which existed under the Loan Agreement. The terms of the waiver and amendment include, among other things, (i) a $15 million reduction in availability under the Loan Agreement, (ii) a first priority perfected security interest on all of the assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. As of December 31, 1999 and 1998, the Company had outstanding borrowings on the Loan Agreement of $10,585,000 and $0, respectively.

     In addition, the Company assumed an $875,000 note payable between Network Publishing, Inc. and a bank in connection with the acquisition of Network Publishing, Inc. on January 8, 1999 (See Note 11). The note, which is secured by certain equipment, furniture and fixtures of Network Publishing, Inc., bears interest at the bank's prime rate (8.5% as of December 31, 1999) plus 2% and matures on April 25, 2007. Principal and interest are payable in monthly installments. The aggregate amount of principal maturities of long-term debt as of December 31, 1999 are as follows:

            For the Years Ending December 31,            Amount
        -------------------------------------------    -----------

        2000.....................................      $  120,000
        2001.....................................          73,000
        2002.....................................          81,000
        2003.....................................          89,000
        2004.....................................          99,000
        Thereafter...............................         276,000
                                                        ---------
                                                       $  738,000

NOTE 4 - PROPOSED SPIN-OFF OF INTERNET APPLICATIONS SERVICES BUSINESS

     In November 1999, the Company announced its intentions to spin off its Internet applications services business to SeraNova, Inc., subject to certain approvals and conditions. On January 1, 2000, the Company transferred its Internet applications services business to SeraNova, a wholly-owned subsidiary (see Note 13). Internet applications services revenues and net loss totaled
$39.8 million and $1.3 million for the year ended December 31, 1999, respectively, and $15.4 million and $631,000 for the year ended December 31, 1998, respectively. Total assets of SeraNova were $18.9 million as of December 31, 1999.

NOTE 4 - PROPOSED  SPIN-OFF  OF  INTERNET   APPLICATIONS   SERVICES  BUSINESS
         (CONTINUED)

     In connection with the spin off, the Company incurred a non-recurring charge of $751,000 related to professional fees during the year ended December 31, 1999.

NOTE 5 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with the Company's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of approximately $5.6 million related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations.

     Activity in accrued costs for restructuring and other special charges during the year ended December 31, 1999 is as follows:

                                       Charges to         Costs           Accrued Costs
                                       Operations         Paid          December 31, 1999
                                      -------------   --------------   -------------------

  Severance and related costs....       $5,027,000      $4,162,000          $865,000

  Other costs primarily to exit
  facilities, contracts, and
  certain activities ............          601,000         517,000            84,000
                                        ----------      ----------          --------

                                        $5,628,000      $4,679,000          $949,000
                                        ==========      ==========          ========


     Additionally, in 1999 the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

NOTE 6 - INCOME TAXES

     Income taxes consist of the following:

                                              1999               1998              1997
                                          -------------     --------------   ---------------
Current:
  Federal..............................    $1,737,000         $2,878,000       $1,384,000
  State................................       290,000            783,000          389,000
  Foreign..............................       579,000            882,000          456,000
                                           ----------         ----------       ----------
                                            2,606,000          4,543,000        2,229,000
                                           ----------         ----------       ---------

Deferred:
  Federal..............................    (1,239,000)           (71,000)          76,000
  State................................      (161,000)           (21,000)          22,000
                                           ----------         -----------      ----------
                                           (1,400,000)           (92,000)          98,000
                                           -----------        ----------       ----------
Total..................................    $1,206,000         $4,451,000       $2,327,000
                                           ==========         ==========       ==========

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for this difference are:

                                                            1999              1998             1997
                                                          --------          --------         --------
Tax at federal statutory rate......................         (34)%              34%               34%
Nondeductible expenses.............................          77                 5                 1
State income tax, net of federal benefit...........           4                 4                 4
Foreign losses for which no benefit is available...           8                 7                --
Changes in valuation allowance.....................          --                --                (3)
Foreign operations taxed at less than U.S.
  statutory rate, primarily India..................         (12)              (11)               (7)
S Corp and L.L.C. income passed through
  to shareholders..................................         (17)              (13)               (6)
Other..............................................          (4)               (1)                4
                                                           ----              ----              ----
Effective tax rate.................................          22%               25%               27%
                                                           ====              ====              ====

     Nondeductible expenses in 1999 primarily represent amortization of intangibles related to the Network Publishing, Inc. acquisition. In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income taxes will be due for such period. Such tax holiday was extended for an additional five years in 1999. Prior to their acquisition, the Empower Companies (see Note 11) were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 17%, 13% and 6% for 1999, 1998 and 1997, respectively.

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                      1999         1998
                                                   ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts................. $1,247,000   $  432,000
  Vacation accrual................................    334,000      280,000
  Net operating losses............................    570,000           --
  Foreign tax credits.............................  2,200,000           --
  Other accrued liabilities.......................    739,000       96,000
                                                    ---------    ---------
Total deferred tax assets.........................  5,090,000      808,000
Deferred tax liability-accelerated depreciation...   (806,000)    (483,000)
Valuation allowance............................... (2,609,000)          --
                                                    ---------    ---------
Net deferred tax asset............................ $1,675,000   $  325,000
                                                    =========    =========

     Realization of the net deferred tax assets is dependent on the timing of the reversal of temporary differences. The Company has provided a valuation allowance against foreign tax credits and certain foreign net operating losses as the ability to apply these credits and losses may be limited in the future. Although realization of the net deferred tax asset is not assured, management believes it is more likely than not, that the 1999 and 1998 net deferred tax asset will be realized.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     As of December 31, 1999, the Company had employment agreements with certain of its executives which provide for minimum payments in the event of termination in other than for just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1,500,000.

Leases

     The Company leases office space and office equipment and vehicles under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999. Future minimum aggregate annual lease payments are as follows:

            For the Years Ending December 31,
        -------------------------------------------
        2000.....................................   $  3,651,000
        2001.....................................      3,204,000
        2002.....................................      2,896,000
        2003.....................................      2,515,000
        2004.....................................      2,624,000
        Thereafter...............................      4,488,000

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $3,941,000, $2,217,000 and $713,000, respectively.

Legal

     The Company is engaged in certain legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8 - STOCK OPTION PLANS

     The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Option Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 1,590,000 shares of Common Stock have been reserved for issuance under the plans. Subsequent to December 31, 1999, the Company granted options to purchase an aggregate of 23,750 shares of its Common Stock to certain employees. All of the options issued pursuant to these plans expire ten years from the date of grant.

                                                                   Weighted
                                             Number of             Average
                                              Shares            Exercise Price
      -------------------------------------------------------------------------
      Options Outstanding,
        December 31, 1996 (none
        exercisable)                           571,800             $  8.39

      Granted                                  647,640             $ 11.52

      Exercised                               (102,381)            $  8.20

      Canceled                                 (74,113)            $  9.78
      -------------------------------------------------------------------------
      Options Outstanding,
        December 31, 1997
         (93,674 exercisable)                1,042,946             $ 10.25

      Granted                                1,257,630             $ 16.81

      Exercised                               (143,297)            $  9.32

      Canceled                                (258,138)            $ 14.91
      -------------------------------------------------------------------------
      Options Outstanding,
        December 31, 1998
        (262,156 exercisable)                1,899,141             $ 14.14

      Granted                                3,465,759             $  8.82

      Exercised                               (220,645)            $ 13.47

      Canceled                              (1,216,975)            $ 14.00
      -------------------------------------------------------------------------
      Options Outstanding,
        December 31, 1999
        (336,090 exercisable)                3,927,280             $  9.55
                                             =========             =======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                    Outstanding                             Exercisable
                                    -----------                             -----------
                                      Weighted        Weighted                        Weighted
                                      Average         Average                         Average
 Exercise Price      Number of       Remaining        Exercise        Number of       Exercise
     Range            shares       Life (in years)      Price           shares         Price
-----------------------------------------------------------------------------------------------
$5 to 8              2,103,308           9.0          $  7.44         190,624        $   7.65
$8 to 10               940,500           9.7          $  8.60              --              --
$10 to 12              151,592           6.6          $ 10.71          46,203        $  10.90
$12 to 15               54,500           7.9          $ 14.34           8,000        $  12.13
$15 to 18              509,380           8.4          $ 16.00          71,576        $  16.28
$18 to 24              168,000           8.4          $ 19.04          19,687        $  18.82
                    ----------         -----           ------       ---------         -------
$5 to 24             3,927,280           9.0          $  9.55         336,090        $  10.69
                     =========                                      =========


     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value option pricing method, the tax-effective impact would be as follows:

                                        1999                 1998                 1997
----------------------------------------------------------------------------------------------
Net (Loss) Income:
    as reported                       ($6,590,000)        $ 13,400,000         $  6,338,000
    pro forma                        ($14,975,000)        $  8,894,000         $  5,336,000
----------------------------------------------------------------------------------------------
Basic Earnings per Share:
    as reported                            ($0.42)               $0.87                $0.43
    pro forma                              ($0.95)               $0.58                $0.36
----------------------------------------------------------------------------------------------
Diluted Earnings per Share:
    as reported                            ($0.42)               $0.84                $0.42
    pro forma                              ($0.95)               $0.56                $0.35


     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 82%, 78% and 62%, risk-free interest rate of 5.6%, 5.4% and 7.0% and expected lives of 2.9, 8.5 and 4.5 years, in 1999, 1998 and 1997, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 was $9.75, $13.49 and $6.96, respectively.

     The Company's subsidiary, SeraNova, Inc. adopted the SeraNova, Inc. 1999 Stock Plan covering its employees, officers and directors and certain consultants, agents and key contractors and reserved 5 million shares of its common stock for future issuances. During 1999, SeraNova granted employees 3,236,092 (2,694,711 that were outside the Plan) options to purchase its common stock as of December 31, 1999. After year-end, an additional 1,667,575 options were granted.

NOTE 9 - STOCK RIGHTS

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

NOTE 10 - FOLLOW-ON PUBLIC OFFERING

     In July 1997, the Company consummated a follow-on public offering (the "Offering") of 1,150,000 shares of its Common Stock at a price to the public of $9.50 per share. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $9,900,000.

NOTE 11 - ACQUISITIONS

     On February 16, 1999, the Company acquired both Empower Solutions, L.L.C. and its affiliate Empower, Inc. (a corporation organized under sub-chapter S of the Internal Revenue Code). The acquisitions were accounted for as poolings of interests. The accompanying consolidated financial statements as of December 31, 1998 and 1997 and each of the three years in the period ended December 31, 1999, have been restated in accordance with pooling of interests accounting. In connection with these acquisitions, the Company issued approximately 2,000,000 shares of the Company's Common Stock. The pre-merger results of the Empower

NOTE 11 - ACQUISITIONS

Companies were revenues of $18.0 million and net income of $6.2 million for 1998 and revenues of $4.0 million and net income of $1.7 million for 1997. In connection with the mergers, acquisition expenses of $2.1 million were expensed during 1999. These costs primarily relate to professional fees incurred.

     On January 8, 1999, the Company acquired Network Publishing, Inc., based in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 payable not later than March 31, 2000. The value of the earn-out was determined to be $2,430,000 which was payable by the issuance of an additional 99,558 shares of the Company's Common Stock and $340,000 in cash. The Company issued such shares on January 11, 2000. This acquisition has been accounted for utilizing the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was attributed to intangible assets amounting to $4,061,471. Pro-forma financial information has not been presented as this acquisition was immaterial to the Company's operations.

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

     The pre-merger results of CPI Resources Limited and the Azimuth Companies were revenues of $14,137,000 and net income of $190,000 for 1997. In connection with these mergers, $2,118,000 of non-recurring acquisition related charges were incurred and have been charged to expense during the year ended December 31, 1998. These costs primarily relate to professional fees incurred in connection with the mergers.

     On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. This acquisition was accounted for utilizing the purchase method of accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3.1 million at the time of purchase. An additional 155,208 shares of the Company's Common Stock with a fair market value of $2.5 million was paid during 1999 pursuant to an earn-out relating to the operating results for the balance of 1998. The excess of purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $5.8 million.

NOTE 12 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, IT Services. The Company's service lines share similar customer bases. The Company's identifiable business segments can be categorized into two groups:

     o Enterprise Applications Services is the largest business segment of the Company's operations, and includes the implementation, integration, and development of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products include software developed by such companies as SAP, Oracle, PeopleSoft, and Baan.

     o Internet Applications Services provides professional services, primarily in the area of business to business interactions on the Internet. Business to business interactions include communication and commerce conducted between a company and its customers, suppliers and partners.

     The following table presents financial information based upon the Company's identifiable business segments for the years ended December 31, 1999 and 1998. Information on revenue, operating income and margins for these segments is not available for the year ended December 31, 1997, and the Company determined that it would be impractical to recreate such data.

                                          Enterprise           Internet
                                         Applications        Applications
Year ended December 31, 1999               Services            Services              Total
------------------------------           ------------        ------------        ------------
Revenue                                   $146,272,000        $39,795,000        $186,067,000

Depreciation & amortization                  2,930,000          1,131,000           4,061,000

Operating loss                              (3,375,000)        (1,416,000)         (4,791,000)

Capital expenditures                         2,174,000          2,175,000           4,349,000

Total assets                                64,182,000         18,880,000          83,062,000



Year ended December 31, 1998
------------------------------

Revenue                                   $147,462,000        $15,378,000        $162,840,000

Depreciation & amortization                  1,387,000            151,000           1,538,000

Operating income (loss)                     17,680,000            (16,000)         17,664,000

Capital expenditures                         6,513,000            603,000           7,116,000

Total assets                                65,331,000          4,234,000          69,565,000


     Included in the Enterprise Applications Services segment are application maintenance and support revenues of $16.3 million and $3.5 million for the years ended December 31, 1999 and 1998, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to recreate such data.

     Included in the above operating income (loss) figures are corporate expenses for selling, general and administrative activities of $24,582,000 and $12,820,000 and non-recurring and other special charges of $10,194,000 and $2,118,000 for the years ended December 31, 1999 and 1998, respectively.

     The following table presents financial information based upon the Company's geographic segments for the years ended December 31, 1999, 1998 and 1997. Information on depreciation and amortization for these segments is not available for the year ended December 31, 1997, and the Company determined that it would be impractical to recreate such data.

                              UNITED STATES   ASIA-PACIFIC      EUROPE        INDIA          TOTAL
1999

Revenue                        $134,639,000   $19,951,000    $24,601,000   $6,876,000    $186,067,000

Depreciation & amortization       2,725,000       237,000        806,000      293,000       4,061,000

Operating income (loss)          (7,655,000)      213,000       (115,000)   2,766,000      (4,791,000)

Total assets                     59,456,000     6,772,000     12,174,000    4,660,000      83,062,000

1998

Revenue                        $119,543,000   $13,650,000    $23,831,000   $5,816,000    $162,840,000

Depreciation & amortization       1,286,000        78,000        115,000       59,000       1,538,000

Operating income (loss)          13,419,000      (945,000)     1,945,000    3,245,000       17,664,000

Total assets                     52,820,000     6,382,000      8,270,000    2,093,000      69,565,000

1997

Revenue                         $73,253,000    $9,642,000    $12,610,000   $2,796,000     $98,301,000

Operating income                  5,744,000       403,000        781,000    1,472,000       8,400,000

Total assets                     35,103,000     2,635,000      4,112,000    1,214,000      43,064,000


NOTE 13 - SUBSEQUENT EVENT

               On March 14, 2000, SeraNova, a wholly-owned subsidiary of the Company, entered into an agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock as a price per share of $200,000, for an aggregate purchase price of $10 million. The investment represents approximately 4.8% of SeraNova's issued and outstanding shares of common stock. In connection with such sale of its common stock, SeraNova granted certain demand and piggyback registration rights to such investors. In addition, at its option, SeraNova may sell an additional 25 shares of its common stock for an additional $5 million to another investor.