Form 10-Q
period 2000-03-31
INTELLIGROUP INC
filed 2000-05-15
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-20943

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

             Yes:   X                             No:
                  -----                              -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 28, 2000:

             Class                                Number of Shares
             -----                                ----------------

  Common Stock, $.01 par value                       16,617,404

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements...........................   1

              Consolidated Balance Sheets
              as of March 31, 2000 (unaudited)
              and December 31, 1999.......................................   2

              Consolidated Statements of Operations and
              Comprehensive Income (Loss) for the
              Three Months Ended March 31, 2000 and 1999 (unaudited)......   3

              Consolidated Statements of Cash Flows
              for the Three Months Ended
              March 31, 2000 and 1999 (unaudited).........................   4

              Notes to Consolidated Financial Statements (unaudited)......   5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............  11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................  20

     Item 2.  Changes in Securities and Use of Proceeds...................  20

     Item 3.  Defaults Upon Senior Securities.............................  21

     Item 5.  Other Information...........................................  22

     Item 6.  Exhibits and Reports on Form 8-K............................  23

SIGNATURES................................................................  24

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                   (unaudited)

                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                                ----------       ------------
                          ASSETS
Current Assets:
    Cash and cash equivalents................................................  $ 4,827,000       $ 6,121,000
    Accounts receivable, less allowance for doubtful accounts of $3,800,000
      at March 31, 2000 and $3,292,000 at December 31, 1999..................   31,302,000        35,063,000
    Unbilled services........................................................   12,828,000        11,372,000
    Income taxes receivable..................................................    3,612,000         3,612,000
    Deferred tax assets......................................................    2,481,000         2,481,000
    Other current assets.....................................................    3,391,000         3,468,000
                                                                               -----------       -----------
           Total current assets..............................................   58,441,000        62,117,000

Property and equipment, net .................................................   13,812,000        11,420,000
Intangible assets, net.......................................................    8,364,000         8,681,000
Deferred tax assets..........................................................      641,000                --
Other assets.................................................................    1,457,000           844,000
                                                                               -----------       -----------
                                                                               $82,715,000       $83,062,000
                                                                               ===========       ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.........................................................  $ 5,212,000        $4,672,000
    Accrued payroll and related taxes........................................   10,703,000         7,078,000
    Accrued expenses and other liabilities...................................    5,677,000         5,599,000
    Accrued acquisition costs................................................      710,000           810,000
    Income taxes payable.....................................................    2,111,000         4,120,000
    Current portion of long-term debt and obligations under capital leases...      127,000        10,705,000
                                                                               -----------       -----------
           Total current liabilities.........................................   24,540,000        32,984,000
                                                                               -----------       -----------

Long-term debt and obligations under capital leases, less current portion....      639,000           618,000
                                                                               -----------       -----------
Deferred tax liability ......................................................           --           806,000
                                                                               -----------       -----------

Minority interest............................................................      742,000                --
                                                                               -----------       -----------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, none
      issued or outstanding..................................................           --                --
    Common stock, $.01 par value, 25,000,000 shares authorized; 16,427,000 and 15,949,000 shares issued and outstanding at March 31, 2000
      and December 31, 1999, respectively....................................      164,000           160,000
    Additional paid-in capital...............................................   56,550,000        43,356,000
    Retained earnings .......................................................    1,238,000         6,317,000
    Currency translation adjustment..........................................   (1,158,000)       (1,179,000)
                                                                               -----------       -----------
         Total shareholders' equity .........................................   56,794,000        48,654,000
                                                                               -----------       -----------
                                                                               $82,715,000       $83,062,000
                                                                               ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2000            1999
                                                               -----------     -------

Revenue....................................................    $45,228,000     $46,795,000
Cost of sales..............................................     27,573,000      31,175,000
                                                               -----------     -----------

        Gross profit.......................................     17,655,000      15,620,000
                                                               -----------     -----------


Selling, general and administrative expenses...............     23,217,000      12,158,000
Depreciation and amortization..............................      1,319,000         773,000
Acquisition expenses.......................................             --       2,115,000
Spin-off costs.............................................        192,000              --
                                                               -----------     -----------
    Total operating expenses...............................     24,728,000      15,046,000
                                                               -----------     -----------

    Operating (loss) income................................     (7,073,000)        574,000

Other expense, net.........................................        (31,000)        (61,000)
Interest expense, net......................................       (183,000)        (60,000)
                                                               -----------     -----------

(Loss) income before provision for income taxes............     (7,287,000)        453,000

Income tax (benefit) provision ............................     (2,100,000)        544,000
                                                               -----------     -----------

Net loss...................................................    $(5,187,000)    $   (91,000)
                                                               ===========     ===========

Earnings (loss) per share:
    Basic earnings per share:
        Net loss per share.................................    $     (0.32)    $     (0.01)
                                                               ===========     ===========

        Weighted average number of common shares - Basic...     16,162,000      15,548,000
                                                               ===========     ===========

    Diluted earnings per share:
        Net loss per share.................................    $     (0.32)    $     (0.01)
                                                               ===========     ===========

        Weighted average number of common shares -
        Diluted                                                 16,162,000      15,548,000
                                                               ===========     ===========


Comprehensive Income (Loss)
---------------------------
Net loss...................................................    $(5,187,000)    $   (91,000)
Other comprehensive income (loss) -
        Currency translation adjustments...................         21,000        (329,000)
                                                               -----------     -----------
Comprehensive loss.........................................    $(5,166,000)    $  (420,000)
                                                               ===========     ===========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                                                         March 31,      March 31,
                                                                           2000            1999
                                                                       ------------   ------------
Cash flows from operating activities:
    Net loss.......................................................    $ (5,187,000)  $    (91,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization..............................       1,319,000        773,000
        Provision for doubtful accounts............................       1,700,000        344,000
        Deferred income taxes......................................      (1,447,000)       (15,000)
    Changes in operating assets and liabilities:

        Accounts receivable........................................       2,061,000     (1,980,000)
        Unbilled services..........................................      (1,456,000)    (3,543,000)
        Other current assets.......................................          77,000       (175,000)
        Other assets...............................................       ( 613,000)      (128,000)
        Accounts payable...........................................         540,000       (658,000)
        Accrued payroll and related taxes..........................       3,625,000        293,000
        Accrued expenses and other liabilities.....................         (22,000)     1,175,000
        Income taxes payable.......................................      (2,009,000)      (773,000)
                                                                       ------------   ------------
            Net cash used in operating activities..................      (1,412,000)    (4,778,000)
                                                                       ------------   ------------

Cash flows from investing activities:
    Purchase of equipment..........................................      (3,394,000)      (791,000)
    Acquisition of businesses......................................              --     (1,682,000)
                                                                       ------------   ------------
            Net cash used in investing activities..................      (3,394,000)    (2,473,000)
                                                                       ------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of SeraNova common stock................      10,000,000             --
    Proceeds from the exercise of stock options....................       4,048,000          9,000
    (Repayments) borrowing on line of credit, net..................     (10,585,000)     7,300,000
    Principal payments under capital leases........................          (3,000)        (3,000)
    Proceeds from (repayments of) other loans......................          31,000        (48,000)
                                                                       ------------   ------------
            Net cash provided by financing activities..............       3,491,000      7,258,000
                                                                       ------------   ------------

    Effect of foreign currency exchange rate changes on cash.......          21,000       (329,000)
                                                                       ------------   ------------
            Net decrease in cash and cash equivalents .............      (1,294,000)      (322,000)
                                                                       ------------   ------------
Cash and cash equivalents at beginning of period...................       6,121,000      4,245,000
                                                                       ------------   ------------
Cash and cash equivalents at end of period.........................    $  4,827,000   $  3,923,000
                                                                       ============   ============
Supplemental disclosures of cash flow information:
        Cash paid for income taxes.................................    $  2,009,000   $    650,000
                                                                       ============   ============
        Cash paid for interest.....................................    $    234,000   $     88,000
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

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K.

     Results for interim periods are not necessarily indicative of results for the entire year.

(2) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive.

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows as of March 31:

                                                          2000          1999
                                                          ----          ----

Weighted average number of common shares               16,182,000    15,548,000

Common share equivalents of outstanding
stock options                                                  --            --
                                                       ----------    ----------
Weighted average number of common
shares assuming dilution                               16,182,000    15,548,000
                                                      ============   ==========

     Stock options, which would be antidilutive (3,492,834 as of March 31, 2000) have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

(3) ACQUISITIONS

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

(4) LINES OF CREDIT

     On January 29, 1999, the Company entered into a three-year revolving credit facility agreement with PNC Bank, N.A. (the "Bank"). The credit agreement with the Bank was comprised of a revolving line of credit pursuant to which the Company could borrow up to $30,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option).

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, the Company was not in compliance with the consolidated cash flow leverage ratio and consolidated net worth financial covenants at June 30, 1999. On August 12, 1999, the Bank notified the Company that such non-compliance constituted an event of default under the credit agreement. At September 30, 1999, while the Company was in compliance with the consolidated net worth financial covenant, it was not in compliance with the consolidated cash flow leverage ratio and minimum fixed charge coverage ratio financial covenants. On January 26, 2000, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy defaults which existed under the credit agreement. The terms of the waiver and amendment included, among other things, (i) a $15,000,000 reduction in availability under the credit agreement, (ii) a first priority perfected security interest on all assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. Under the Company's credit agreement, it must maintain the following financial covenants among others. The Company must maintain a minimum consolidated net worth of
$45.4 million at March 31, 2000, $47.8 million at June 30, 2000 and $50.2 million at September 30, 2000. Additionally, the Company must maintain consolidated cash flow leverage ratios equal to or less than 2.50 to 1.0 for the period of four consecutive fiscal quarters immediately preceding the date of determination taken together as one accounting period. The Company also must not cause or permit a fixed charge coverage ratio, calculated on the basis of a rolling four quarters of (a) consolidated earnings before interest, taxes, depreciation  and  amortization  ("EBITDA")  to (b) the sum of cash  income  tax expense plus interest expense (including, without limitation, the interest component of capitalized lease obligations), plus scheduled principal payments under any indebtedness (including, without limitation, the principal component of capitalized lease obligations but excluding principal payments, if any, due under the loan agreement), plus dividends or distributions paid or declared to be less than 1.4 to 1.0 as at the end of each fiscal quarter. Further the Company must have consolidated EBITDA of $0 at March 31, 2000, $4.5 million at June 30, 2000 and each quarter thereafter. The requirements for the consolidated cash flow leverage ratio and fixed charge coverage ratio have been waived by the Bank through and including September 30, 2000. There were no borrowings under this line of credit as of March 31, 2000.

     As a result of the current quarter operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated EBITDA financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000. The terms of the waiver included, among other things, (i) the waiver of events of default noted above for the quarter ending March 31, 2000, and (ii) the agreement that the Company must maintain a minimum consolidated EBITDA of $3.0 million as of May 31, 2000.

     The Company is in the process of negotiating a credit facility for Intelligroup relating to Intelligroup on a post-SeraNova spin-off basis. SeraNova is also in the process of negotiating a credit facility relating to its business on a post-SeraNova spin-off basis. There can be no assurance that either Intelligroup or SeraNova will be able to consummate such a credit facility.

(5) PROPOSED SPIN-OFF OF SERANOVA, INC.

     On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc., a wholly-owned subsidiary of the Company on such date. SeraNova's revenues and net income
(loss) totaled $16.2 million and $(3.1) million for the quarter ended March 31, 2000, respectively, and $8.0 million and $0.3 million for the quarter ended March 31, 1999, respectively. Total assets of SeraNova were $21.1 million as of March 31, 2000. In connection with the spin-off, the Company incurred a non-recurring charge of $0.2 million related to professional fees during the quarter ended March 31, 2000.

(6) EQUITY INVESTMENT IN SERANOVA, INC.

     On March 14, 2000, SeraNova, a wholly-owned subsidiary of the Company, entered into an agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock as a price per share of $200,000, for an aggregate purchase price of $10 million. The investment represented approximately 4.8% of SeraNova's then issued and outstanding shares of common stock. In connection with such sale of its common stock, SeraNova granted certain demand and piggyback registration rights to such investors. In addition, at its option, SeraNova may sell an additional 25 shares of its common stock for an additional $5 million to another investor.

(7) RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with the Company's plan to reduce certain costs and improve operating efficiencies, the Company incurred a non-recurring charge of approximately $5.6 million related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former Chief Executive Officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations.

     Activity in accrued costs for restructuring and other special charges during the year ended December 31, 1999, and the quarter ended March 31, 2000, is as follows:

                                CHARGES TO      COSTS                        COSTS
                                OPERATIONS      PAID       ACCRUED COSTS      PAID         ACCRUED COSTS
                                  DURING       DURING      DECEMBER 31,      DURING          MARCH 31,
                                   1999         1999          1999            2000             2000
                                ----------    --------     -------------     ------        -------------
Severance and related
costs.......................    $5,027,000   $4,162,000      $865,000       $169,000          $696,000

Other costs primarily to
exit facilities, contracts
and certain activities .....       601,000      517,000        84,000             --            84,000
                                ----------   ----------      --------       --------          --------
                                $5,628,000   $4,679,000      $949,000       $169,000          $780,000
                                ==========   ==========      ========       ========          ========


(8) SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology services. The Company's service lines share similar customer bases. The Company's identifiable business segments can be categorized into two groups:

    o Enterprise Applications Services group is the largest business segment of the Company's operations, and includes the implementation, integration, and development of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products include software developed by such companies as SAP, Oracle, PeopleSoft, and Baan.

    o Internet Applications Services group provides Internet professional services to businesses. Such services enable clients to communicate and conduct commerce between a company and its customers, suppliers and partners over the Internet.

                                           Enterprise           Internet
                                          Applications        Applications
Quarter ended March 31, 2000                Services            Services             Total
----------------------------              ------------        ------------        -----------
Revenue...........................         $29,052,000        $16,176,000         $45,228,000

Depreciation and amortization.....             847,000            472,000           1,319,000

Operating loss....................          (3,069,000)        (4,004,000)         (7,073,000)

Capital expenditures..............           1,160,000          2,234,000           3,394,000

Total assets......................          61,654,000         21,061,000          82,715,000


Quarter ended March 31, 1999
----------------------------

Revenue...........................         $38,807,000         $7,988,000         $46,795,000

Depreciation and amortization.....             638,000            135,000             773,000

Operating income..................              96,000            478,000             574,000

Capital expenditures..............             165,000            626,000             791,000

Total assets......................          65,780,000         12,193,000          77,973,000


     Included in the Enterprise Applications Services segment are application maintenance and support revenues of $3.5 million and $0 for the quarters ended March 31, 2000 and 1999, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

     The following table presents financial information based upon the Company's geographic segments for the quarters ended March 31, 2000 and 1999.

                            UNITED STATES   ASIA-PACIFIC      EUROPE        INDIA          TOTAL

2000
Revenue.................      $32,523,000    $4,624,000     $4,884,000    $3,197,000     $45,228,000

Depreciation and
amortization............          941,000        50,000        174,000       154,000       1,319,000

Operating income (loss).       (6,180,000)   (1,196,000)      (812,000)    1,115,000      (7,073,000)

Total assets............       61,896,000     6,972,000      6,011,000     7,836,000      82,715,000

1999

Revenue.................      $34,960,000    $4,687,000     $5,867,000    $1,281,000     $46,795,000

Depreciation and
amortization............          619,000        39,000         50,000        65,000         773,000

Operating income (loss).         (294,000)      497,000       (264,000)      635,000         574,000

Total assets............       60,750,000     7,827,000      6,732,000     2,664,000      77,973,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and custom software development based on leading technologies. Such services include the implementation, integration and development of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products include software developed by such companies as SAP, Oracle, PeopleSoft, and Baan. The Company has also recently dedicated resources to developing application service provider offerings, including web hosting services. In November 1999, the Company announced its intentions to spin off its Internet applications services business ("SeraNova"), subject to certain conditions. Through SeraNova, the Company provides Internet professional services to businesses. SeraNova's services enable its clients to communicate and conduct commerce between a company and its customers, suppliers and partners. SeraNova offers a comprehensive set of services, including strategic consulting, creative design, technology implementation and management of Internet applications.

     The Company generates revenue from professional services rendered to customers. Revenue is recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel, full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. The Company provides its services directly to end-user organizations or as a member of a consulting team assembled by another information technology consulting firm to Fortune 1000 and other large and mid-sized companies. The Company generally bills its customers semi-monthly for the services provided by its consultants at contracted rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the year ended December 31, 1999, revenues derived from projects under fixed price contracts represented approximately 9% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 11% of the Company's total revenue during the quarter ended March 31, 2000. No single fixed price project was material to the Company's business during 1999 or during the quarter ended March 31, 2000. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2000 and the year ended December 31, 1999, the Company's ten largest customers accounted for in the aggregate approximately 44% and 38% of its revenue, respectively. For the three months ended March 31, 2000, one customer accounted for approximately 14% of revenues. For the year ended December 31, 1999, another customer accounted for more than 10% of revenue. During the three months ended March 31, 2000 and the year ended December 31, 1999, approximately 35% and 42%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the three months ended March 31, 2000 and the year ended December 31, 1999, approximately 5% and 7% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. During the three months ended March 31, 2000 and the year ended December 31, 1999, approximately 24% and 26%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft.

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

     The Company currently maintains its headquarters in Edison, New Jersey, and branch offices in Houston, Fayetteville (Georgia), Rosemont (Illinois), Auburn Hills (Michigan), Foster City (California), Atlanta, Phoenix, Washington, D.C. and Provo (Utah). The Company also currently maintains offices in Europe (the United Kingdom, Denmark and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, the Philippines, Singapore and Thailand). The Company leases its headquarters in Edison, New Jersey, totaling approximately 48,475 square feet. Such lease has an initial term of ten (10) years, which commenced in September 1998.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation methodology in an increasing number of projects. In addition, statements regarding the Company's intent to expand its service offerings through internal growth and acquisitions and the Company's intent to spin off its Internet services business are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

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

    o     the Company's ability to protect its intellectual property rights; and

    o the Company's ability to successfully spin off its Internet services business. The risks relating to such spin-off are set forth more specifically in the Registration Statement filed by SeraNova in connection with the proposed spin-off. See also Item 5. Other Information.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                      PERCENTAGE OF REVENUE
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                       2000           1999
                                                       ----           ----
Revenue........................................       100.0%           100.0%

Cost of sales..................................        61.0             66.6
                                                     ------           ------
   Gross profit................................        39.0             33.4

Selling, general and administrative expenses...        51.3             27.6

Depreciation and amortization expenses.........         2.9               --

Acquisition expenses...........................          --              4.5

Spin-Off costs.................................         0.4               --
                                                     ------           ------
   Operating (loss) income.....................       (15.6)             1.3

Interest and other expense, net................        (0.4)            (0.3)
                                                     ------           ------
(Loss) income before provision for income
   taxes.......................................       (16.0)             1.0

Income tax (benefit) provision.................        (4.6)             1.2
                                                     ------           ------
Net loss.......................................       (11.4)%           (0.2)%
                                                     ------           ------


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Total revenue decreased by 3.3%, or $1.6 million, from $46.8 million during the three months ended March 31, 1999, to $45.2 million during the three months ended March 31, 2000. Enterprise applications services ("EAS") revenue declined by 25.1%, or $9.8 million, from $38.8 million during the three months ended March 31, 1999 to $29.0 million during the three months ended March 31, 2000. This decrease was primarily attributable the strategic refocusing of our core enterprise resource planning implementation operations into the emerging application service provider market. Internet applications services ("IAS") revenue increased by 102.5%, or $8.2 million, from $8.0 million during the three months ended March 31, 1999 to $16.2 million during the three months ended March 31, 2000. The increase in revenue is due to both increases in the number of clients and increases in the size of engagements from expansion of U.S. operations plus the continued development of Indian operations which began in the fourth quarter of 1999. Total revenue for the three months ended March 31, 2000 included a fixed price project which accounted for approximately 6% of revenue.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 11.6%, or $3.6 million, from $31.2 million during the three months ended March 31, 1999 to $27.6 million during the three months ended March 31, 2000. The overall decrease in cost of sales was due to the increase in IAS revenues, which generally have carried higher margins. The Company's gross profit increased by 13.1%, or $2.1 million, from $15.6 million during the three months ended March 31, 1999 to $17.7 million during the three months ended March 31, 2000. Gross profit margin increased from 33.4% of revenue during the three months ended March 31, 1999 to 39.0% of revenue during the three months ended March 31, 2000. The EAS cost of sales decreased 27.7%, or $7.3 million, from $26.5 million during the three months ended March 31, 1999 to $19.2 million during the three months ended March 31, 2000. The EAS gross profit margin increased from 31.6% during the three months ended March 31, 1999 to 34.0% during the three months ended March 31, 2000. The increase in gross profit margin was primarily attributable to higher consultant utilization. IAS cost of sales increased by 80.4%, or $3.8 million from $4.7 million during the three months ended March 31, 1999 to $8.4 million during the three months ended March 31, 2000. The increase was due to additional personnel costs resulting from the hiring of consultants to support the increase in demand for IAS. IAS gross profit margins increased from 41.8% during the three months ended March 31, 1999 to 48.1% during the three months ended March 31, 2000, primarily attributable to the impact of higher margins from Indian operations and higher utilization rates for U.S. personnel.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and the Internet Development Center and related development costs and professional fees. Selling, general and administrative expenses increased by 91.0%, or $11.0 million, from $12.2 million during the three months ended March 31, 1999 to $23.2 million during the three months ended March 31, 2000, and increased as a percentage of revenue from 26.0% to 51.3%, respectively. EAS selling, general and administrative expenses increased by 28.2%, or $2.7 million, from $9.4 million during the three months ended March 31, 1999 to $12.1 million during the three months ended March 31, 2000. IAS selling, general, and administrative expenses increased by 308.2%, or $8.4 million, from $2.7 million during the three months ended March 31, 1999 to $11.1 million during the three months ended March 31, 2000. The increases in such expenses is primarily due to substantial investments in marketing and in the development of sales and administrative infrastructures for the U.S. and overseas operations. The Company has also entered into an agreement with a strategic marketing consulting company, which is intended to generate sales leads, support sales force, and build a sales systems infrastructure, for both the EAS and IAS businesses. The Company anticipates continued increases in selling, general and administrative expenses during the second quarter of 2000 relative to its Internet Services business.

     Depreciation and amortization. Depreciation and amortization expenses increased 70.6% to $1.3 million during the three months ended March 31, 2000, compared to $0.8 million during the three months ended March 31, 1999. The increase was primarily due to additional computers, equipment and software placed in service since March 31, 1999, as well as amortization expense associated with the January 1999 Network Publishing, Inc. acquisition.

     Interest income (expense). Interest income has been earned on interest bearing cash accounts and short-term investments. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company incurred approximately $183,000 in interest expense during the three months ended March 31, 2000, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Spin-off costs. During the three months ended March 31, 2000, the Company incurred costs of $192,000 in connection with the proposed spin-off of SeraNova from the Company. These costs primarily consisted of professional fees.

     (Benefit) provision for income taxes. The Company's effective tax rate was (28.8)% and 120.1% for the three months ended March 31, 2000 and 1999, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. For the three months ended March 31, 2000, the tax holiday unfavorably impacted the Company's effective tax rate by approximately 5%, while the favorable effect in the three months ended March 31, 1999 was 49%. Based on current and anticipated profitability, management believes all recorded net deferred tax assets are more likely than not to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $4.8 million at March 31, 2000, and $6.1 million at December 31, 1999. The Company had working capital of $33.9 million at March 31, 2000 and $29.1 million at December 31, 1999.

     Cash used in operating activities was $1.4 million during the three months ended March 31, 2000, resulting primarily from the net loss, increase in unbilled services and payments of income taxes. This was partially offset by depreciation and amortization and the provision for doubtful accounts, a decrease in accounts receivable, as well as increases in accounts payable and accrued payroll and related taxes. Cash used in operating activities for the three months ended March 31, 1999 was $4.8 million.

     The Company invested $3.4 million and $791,000 in computer equipment and office furniture and fixtures during the three months ended March 31, 2000 and 1999, respectively. The increase reflects both the purchases of computer and telecommunication equipment for consultants and administrative staff, and office furniture and fixtures.

     On March 14, 2000, SeraNova, a subsidiary of the Company, entered into an agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock as a price per share of $200,000, for an aggregate purchase price of $10 million. The investment represents approximately 4.8% of SeraNova's issued and outstanding shares of common stock. In connection with such sale of its common stock, SeraNova granted certain demand and piggyback registration rights to such investors. In addition, at its option, SeraNova may sell an additional 25 shares of its common stock for an additional $5 million to another investor.

     On January 29, 1999, the Company entered into a three-year revolving credit facility agreement with the Bank. The credit agreement with the Bank was comprised of a revolving line of credit pursuant to which the Company could borrow up to $30,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option).

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, the Company was not in compliance with the consolidated cash flow leverage ratio and consolidated net worth financial covenants at June 30, 1999. On August 12, 1999, the Bank notified the Company that such non-compliance constituted an event of default under the credit agreement. At September 30, 1999, while the Company was in compliance with the consolidated net worth financial covenant, it was not in compliance with the consolidated cash flow leverage ratio and minimum fixed charge coverage ratio financial covenants. On January 26, 2000, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy defaults which existed under the credit agreement. The terms of the waiver and amendment included, among other things, (i) a $15,000,000 reduction in availability under the credit agreement, (ii) a first priority perfected security interest on all assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. Under the Company's credit agreement, it must maintain the following financial covenants among others. The Company must maintain a minimum consolidated net worth of
$45.4 million at March 31, 2000, $47.8 million at June 30, 2000 and $50.2 million at September 30, 2000. Additionally, the Company must maintain consolidated cash flow leverage ratios equal to or less than 2.50 to 1.0 for the period of four consecutive fiscal quarters immediately preceding the date of determination taken together as one accounting period. The Company also must not cause or permit a fixed charge coverage ratio, calculated on the basis of a rolling four quarters of (a) consolidated EBITDA to (b) the sum of cash income tax expense plus interest expense (including, without limitation, the interest component of capitalized lease obligations), plus scheduled principal payments under any indebtedness (including, without limitation, the principal component of capitalized lease obligations but excluding principal payments, if any, due under the loan agreement), plus dividends or distributions paid or declared to be less than 1.4 to 1.0 as at the end of each fiscal quarter. Further the Company must have consolidated EBITDA of $0 at March 31, 2000, $4.5 million at June 30, 2000 and each quarter thereafter. The requirements for the consolidated cash flow leverage ratio and fixed charge coverage ratio have been waived by the Bank through and including September 30, 2000. There were no borrowings under this line of credit as of March 31, 2000.

     As a result of the current quarter operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated EBITDA financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000. The terms of the waiver included, among other things, (i) the waiver of events of default noted above for the quarter ending March 31, 2000, and (ii) the agreement that the Company must maintain a minimum consolidated EBITDA of $3.0 million as of May 31, 2000.

     The Company is in the process of negotiating a credit facility for Intelligroup relating to Intelligroup on a post-SeraNova spin-off basis. SeraNova is also in the process of negotiating a credit facility relating to its business on a post-SeraNova spin-off basis. There can be no assurance that either Intelligroup or SeraNova will be able to consummate such a credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues, sales or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the results of the Company's European and/or Asian operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On January 20, 1999, Tony Knight, a former employee of the Company, filed a complaint in the Superior Court of the State of California, San Mateo County, naming the Company, among others, as a defendant. The complaint, which seeks damages, alleges, among other things, that the Company discriminated against plaintiff because of his race, ancestry, religious creed and national origin and thereafter wrongfully terminated the plaintiff's employment with the Company. The Company, through its counsel, acknowledged receipt of the summons and complaint on April 20, 1999. On May 19, 1999, the Company removed the action from the California Superior Court to the United States District Court for the Northern District of California. A discovery scheduling order was entered at the case management conference held on December 2, 1999. On April 12, 2000, the Company's motion for summary judgment, dismissing the complaint against all defendants, was granted.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The following information relates to all securities of the Company sold by the Company within the quarter ended March 31, 2000 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of grant, issuance and/or sale:

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

              On March 14, 2000, SeraNova entered into a purchase agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock at a price per share of $200,000, for an aggregate purchase price of $10 million. Such investors included Evansville, Ltd., Ampal-American Israel Corporation, NSA Investments, Inc. and SSB, Ltd. The investment represented approximately 4.8% of SeraNova's issued and outstanding shares  of  common  stock.  In  connection  with such sale of its common  stock,  SeraNova  granted  certain  demand and  piggyback registration rights to such investors. In addition, at its option, SeraNova may sell an additional 25 shares of its common stock for an additional $5 million to another investor. SeraNova utilized $6.9 million of such proceeds to repay amounts outstanding under the PNC Bank credit facility which were attributable to SeraNova and intends to use the remainder of such proceeds for working capital and general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     On January 29, 1999, the Company entered into a three-year revolving credit facility agreement with the Bank. The credit agreement with the Bank was comprised of a revolving line of credit pursuant to which the Company could borrow up to $30,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2% (at the Company's option).

     As a result of the restructuring and other special charges incurred during the quarter ended June 30, 1999, the Company was not in compliance with the consolidated cash flow leverage ratio and consolidated net worth financial covenants at June 30, 1999. On August 12, 1999, the Bank notified the Company that such non-compliance constituted an event of default under the credit agreement. At September 30, 1999, while the Company was in compliance with the consolidated net worth financial covenant, it was not in compliance with the consolidated cash flow leverage ratio and minimum fixed charge coverage ratio financial covenants. On January 26, 2000, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy defaults which existed under the credit agreement. The terms of the waiver and amendment included, among other things, (i) a $15,000,000 reduction in availability under the credit agreement, (ii) a first priority perfected security interest on all assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. Under the Company's credit agreement, it must maintain the following financial covenants among others. The Company must maintain a minimum consolidated net worth of
$45.4 million at March 31, 2000, $47.8 million at June 30, 2000 and $50.2 million at September 30, 2000. Additionally, the Company must maintain consolidated cash flow leverage ratios equal to or less than 2.50 to 1.0 for the period of four consecutive fiscal quarters immediately preceding the date of determination taken together as one accounting period. The Company also must not cause or permit a fixed charge coverage ratio, calculated on the basis of a rolling four quarters of (a) consolidated EBITDA to (b) the sum of cash income tax expense plus interest expense (including, without limitation, the interest component of capitalized lease obligations), plus scheduled principal payments under any indebtedness (including, without limitation, the principal component of capitalized lease obligations but excluding principal payments, if any, due under the loan agreement), plus dividends or distributions paid or declared to be less than 1.4 to 1.0 as at the end of each fiscal quarter. Further the Company must have consolidated EBITDA of $0 at March 31, 2000, $4.5 million at June 30, 2000 and each quarter thereafter. The requirements for the consolidated cash flow leverage ratio and fixed charge coverage ratio have been waived by the Bank through and including September 30, 2000. There were no borrowings under this line of credit as of March 31, 2000.

     As a result of the current quarter operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated EBITDA financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000. The terms of the waiver included, among other things, (i) the waiver of events of default noted above for the quarter ending March 31, 2000, and (ii) the agreement that the Company must maintain a minimum consolidated EBITDA of $3.0 million as of May 31, 2000.

     The Company is in the process of negotiating a credit facility for Intelligroup relating to Intelligroup on a post-SeraNova spin-off basis. SeraNova is also in the process of negotiating a credit facility relating to its business on a post-SeraNova spin-off basis. There can be no assurance that either Intelligroup or SeraNova will be able to consummate such a credit facility.

ITEM 5.  OTHER INFORMATION.

     In November 1999, the Company announced its intention to spin off its Internet services business to the shareholders of the Company, subject to certain conditions. On January 1, 2000, the Company transferred its Internet Services business to SeraNova, Inc., a subsidiary of the Company. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission relating to the proposed spin-off of SeraNova from the Company. The Company established May 12, 2000 as the record date in connection with the spin-off. Subject to transfers of the Company's common stock after such record date, the Company's shareholders of record at the close of business on May 12, 2000, shall be entitled to one share of SeraNova common stock for each share of the Company's common stock held by them. Such spin-off is expected to be effective during the second quarter of 2000.

     On March 14, 2000, SeraNova entered into a purchase agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock at a price per share of $200,000, for an aggregate purchase price of $10 million. Such investors included Evansville, Ltd., Ampal-American Israel Corporation, NSA Investments, Inc. and SSB, Ltd. The investment represented approximately 4.8% of SeraNova's issued and outstanding shares of common stock. In connection with such sale of its common stock, SeraNova granted certain demand and piggyback registration rights to such investors. In addition, at its option, SeraNova may sell an additional 25 shares of its common stock for an additional $5 million to another investor. SeraNova utilized $6.9 million of such proceeds to repay amounts outstanding under the PNC Bank credit facility which were attributable to SeraNova and intends to use the remainder of such proceeds for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         27    Financial Data Schedule for the period ended March 31, 2000.

    (b)  Reports on Form 8-K.

               On March 22, 2000, the Company filed a report on Form 8-K relating to the issuance and sale by SeraNova, Inc., the Company's wholly-owned subsidiary, of approximately 4.8% of its common stock to four institutional investors for an aggregate purchase price of $10 million.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Intelligroup, Inc.


DATE: May 15, 2000                   By: /s/ Ashok Pandey
                                        --------------------------------
                                        Ashok Pandey,
                                        Co-Chief Executive Officer
                                        (Principal Executive Officer)


DATE: May 15, 2000                   By: /s/ Nicholas Visco
                                        --------------------------------
                                        Nicholas Visco,
                                        Vice President-Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)