Form 10-Q
period 2000-06-30
INTELLIGROUP INC
filed 2000-08-11
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                           Commission File No. 0-20943

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

             Yes:   X                             No:
                  -----                              -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 10, 2000:

             Class                                Number of Shares
             -----                                ----------------

  Common Stock, $.01 par value                       16,629,625

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements.............................    1

             Consolidated Balance Sheets
             as of June 30, 2000 and December 31, 1999 (unaudited) ........    2

             Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three Months and Six Months Ended
             June 30, 2000 and 1999 (unaudited)............................    3

             Consolidated Statements of Cash Flows
             for the Six Months Ended
             June 30, 2000 and 1999 (unaudited)............................    4

             Notes to Consolidated Financial Statements (unaudited)........    5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition.................   12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   21

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................   22

    Item 3.  Defaults Upon Senior Securities...............................   22

    Item 4.  Submission of Matters to a Vote of Security Holders...........   23

    Item 5.  Other Information.............................................   23

    Item 6.  Exhibits and Reports on Form 8-K..............................   25

SIGNATURES.................................................................   26

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                   (unaudited)

                                                                                  June 30,     December 31,
               ASSETS                                                               2000           1999
                                                                                ----------    -------------
Current Assets:
   Cash and cash equivalents...............................................   $  1,799,000    $  5,510,000
   Accounts receivable, less allowance for doubtful accounts of $3,022,000
      at June 30, 2000 and $2,939,000 at December 31, 1999.................     18,749,000      27,607,000
   Unbilled services.......................................................      6,162,000       7,692,000
   Income tax receivable...................................................      2,533,000       3,612,000
   Deferred tax asset......................................................      2,481,000       2,481,000
   Other current assets....................................................      4,617,000       2,699,000
   Note receivable - SeraNova..............................................      3,000,000              --
   Net current assets of discontinued operations...........................      1,036,000       7,621,000
                                                                               -----------     -----------
        Total current assets...............................................     40,377,000      57,222,000

Note receivable - SeraNova.................................................     12,059,000       8,397,000
Property and equipment, net................................................      8,076,000       7,744,000
Capitalized software solutions, net........................................      2,376,000         813,000
Intangible assets, net.....................................................      4,960,000       5,189,000
Deferred tax asset.........................................................      1,049,000              --
Other assets...............................................................      1,092,000         835,000
Net non-current assets of discontinued operations..........................      9,668,000              --
                                                                               -----------     -----------
                                                                              $ 79,657,000    $ 80,200,000
                                                                               ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable........................................................   $  2,858,000    $  3,800,000
   Accrued payroll and related taxes.......................................      9,152,000       5,527,000
   Accrued expenses and other liabilities..................................      7,456,000       4,273,000
   Income taxes payable....................................................        600,000       3,904,000
     Current portion of long-term debt and obligations under capital leases      5,261,000      10,585,000
                                                                               -----------     -----------
        Total current liabilities..........................................     25,327,000      28,089,000

Deferred income taxes......................................................             --         806,000
Net non-current liabilities of discontinued operations.....................             --       2,651,000

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none
      issued or outstanding................................................             --              --
   Common stock, $.01 par value, 25,000,000 shares authorized;
      16,630,000 and 15,949,000 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively....................        166,000         160,000
   Additional paid-in capital..............................................     59,092,000      43,356,000
   Retained earnings (deficit).............................................     (3,615,000)      6,317,000
   Currency translation adjustments........................................     (1,313,000)     (1,179,000)
                                                                               -----------     -----------
      Total shareholders' equity ..........................................     54,330,000      48,654,000
                                                                               -----------     -----------
                                                                              $ 79,657,000    $ 80,200,000
                                                                               ===========     ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                               2000            1999            2000            1999
                                             ---------      ---------      -----------     ------------
Revenue.................................    $ 27,689,000   $ 37,820,000    $ 56,740,000     $ 76,627,000
Cost of sales...........................      18,490,000     24,953,000      37,674,000       51,479,000
                                              ----------     ----------      ----------       ----------
      Gross profit......................       9,199,000     12,867,000      19,066,000       25,148,000
                                              ---------      ----------      ----------       ----------
Selling, general and administrative
   expenses.............................      12,050,000     10,851,000      24,140,000       20,283,000
Depreciation and amortization...........         723,000        750,000       1,570,000        1,388,000
Acquisition expenses....................              --             --              --        2,115,000
Restructuring and other special charges.              --      7,328,000              --        7,328,000
                                              ----------     ----------      ----------       ----------
      Total operating expenses..........      12,773,000     18,929,000      25,710,000       31,114,000
                                              ----------     ----------      ----------       ----------
      Operating loss....................      (3,574,000)    (6,062,000)     (6,644,000)      (5,966,000)
Other income, net.......................          49,000        107,000          24,000           46,000
Interest income (expense), net..........         164,000       (194,000)        160,000         (230,000)
                                              ----------     ----------      ----------       ----------
Loss from continuing operations before
   income tax benefit...................      (3,361,000)    (6,149,000)     (6,460,000)      (6,150,000)
Income tax benefit......................        (470,000)    (1,964,000)     (1,461,000)      (1,599,000)
                                              ----------     ----------      ----------       ----------
Loss from continuing operations.........      (2,891,000)    (4,185,000)     (4,999,000)      (4,551,000)
Income (loss) from discontinued
   operations, net of tax expense
   (benefit) of $(986,000), $65,000,
   $(2,095,000) and $244,000,
   respectively ........................      (1,812,000)       152,000      (4,891,000)         432,000
                                              ----------     ----------      ----------       ----------
Net loss ...............................    $ (4,703,000)  $ (4,033,000)   $ (9,890,000)    $ (4,119,000)
                                              ==========     ==========      ==========       ==========

Earnings per share:
    Basic earnings per share:
      Loss from continuing operations...    $      (0.17)  $      (0.27)   $      (0.31)    $      (0.29)
      Discontinued operations...........           (0.11)          0.01           (0.30)            0.03
                                              ----------     ----------      ----------       ----------
      Net loss per share................    $      (0.28)  $      (0.26)   $      (0.61)    $      (0.26)
                                              ==========     ==========      ==========       ==========
     Weighted average number of
     Common shares - Basic..............      16,575,000     15,549,000      16,360,000       15,548,000
                                              ==========     ==========      ==========       ==========
    Diluted earnings per share:
      Loss from continuing operations...    $      (0.17)  $      (0.27)   $      (0.31)    $      (0.29)
      Discontinued operations ..........           (0.11)          0.01           (0.30)            0.03
                                              ----------     ----------      ----------       ----------
      Net loss per share................    $      (0.28)  $      (0.26)   $      (0.61)    $      (0.26)
                                              ==========     ==========      ==========       ==========
     Weighted average number of
     Common shares - Diluted............      16,575,000     15,549,000      16,360,000       15,548,000
                                              ==========     ==========      ==========       ==========

Comprehensive Income (Loss)
---------------------------
Net loss................................    $ (4,703,000)  $ (4,033,000)   $ (9,890,000)    $ (4,119,000)
Other comprehensive loss -
        Currency translation adjustments        (155,000)      (234,000)       (134,000)        (563,000)
                                              ---------      ---------       ---------        ---------
Comprehensive loss......................    $ (4,858,000)  $ (4,267,000)   $(10,024,000)    $ (4,682,000)
                                              ==========     ==========      ==========       ==========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                        For the Six Months Ended
                                                                        ------------------------
                                                                        June 30,         June 30,
                                                                         2000              1999
                                                                     ------------     ------------
Cash flows from operating activities:
   Net loss.....................................................     $ (9,890,000)    $ (4,119,000)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Loss (income) from discontinued operations, net of tax...        4,891,000         (432,000)
       Depreciation and amortization............................        1,571,000        1,388,000
       Provision for doubtful accounts..........................        2,109,000        2,410,000
       Deferred income taxes....................................       (1,855,000)        (639,000)
   Changes in operating assets and liabilities:
     Accounts receivable........................................        6,749,000       (1,949,000)
     Unbilled services..........................................        1,530,000       (2,575,000)
     Other current assets.......................................         (839,000)      (1,820,000)
     Other assets...............................................         (257,000)       2,165,000
     Accounts payable...........................................         (942,000)      (1,187,000)
     Accrued payroll and related taxes..........................        3,625,000        1,577,000
     Accrued restructuring charges..............................         (414,000)       3,351,000
     Accrued expenses and other liabilities.....................        3,597,000        2,591,000
     Income taxes payable.......................................       (3,304,000)      (3,649,000)
                                                                       ----------       ----------
   Cash provided by (used in) operating activities of
     continuing operations......................................        6,571,000       (2,888,000)
   Cash used in operating activities of discontinued operations..      (6,504,000)      (2,313,000)
                                                                       ----------       ----------
         Net cash provided by (used in) operating activities ...           67,000       (5,201,000)
                                                                       ----------       ----------

Cash flows from investing activities:
   Purchase of equipment and capitalized software solutions
     by continuing operations...................................       (3,237,000)      (1,267,000)
   Purchase of equipment by discontinued operations.............       (5,270,000)        (209,000)
   Acquisition of businesses by discontinued operations ........               --       (1,682,000)
                                                                       ----------       ----------
         Net cash used in investing activities..................       (8,507,000)      (3,158,000)
                                                                       ----------       ----------

Cash flows from financing activities:
   Principal payments under capital leases......................           (6,000)          (6,000)
   Proceeds from exercise of stock options......................        5,742,000            9,000
   Shareholder dividends .......................................               --         (170,000)
   Net change in line of credit borrowings......................       (5,318,000)      11,322,000
   Net change in note receivable-SeraNova.......................       (6,662,000)      (1,353,000)
                                                                       ----------       ----------
    Net cash (used in) provided by financing activities of
       continuing operations....................................       (6,244,000)       9,802,000
    Net cash provided by (used in) financing activities of
       discontinued operations..................................       11,149,000         (798,000)
                                                                       ----------       ----------
         Net cash provided by financing activities..............        4,905,000        9,004,000
                                                                       ----------       ----------
   Effect of foreign currency exchange rate changes on cash.....         (176,000)        (563,000)
                                                                       ----------       ----------
         Net (decrease) increase in cash and cash equivalents ..       (3,711,000)          82,000
Cash and cash equivalents at beginning of period................        5,510,000        3,568,000
                                                                       ----------       ----------
Cash and cash equivalents at end of period......................     $  1,799,000     $  3,650,000
                                                                       ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes...................................     $  2,432,000     $  2,308,000
   Cash paid for interest.......................................          169,000          272,000

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       INTELLIGROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                           2000           1999           2000           1999
                                           ----           ----           ----           ----
Weighted average number of
common shares                           16,575,000     15,549,000     16,360,000     15,548,000
Common share equivalents of
outstanding stock options                       --             --             --             --
                                        ----------     ----------     -----------    ----------
Weighted average number of common
shares assuming dilution                16,575,000     15,549,000     16,360,000     15,548,000
                                        ==========     ==========     ==========     ==========

     Stock options, which would be antidilutive (3,981,000 outstanding as of June 30, 2000) have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

(3) LINES OF CREDIT

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

     As a result of the first quarter's operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000.

     On May 31, 2000, the Company entered into a new three-year revolving credit facility agreement with the Bank. The credit facility agreement is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2.5% to 1.75% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable.

     The credit agreement provides for the following financial covenants (exclusive of SeraNova), among other things, (1) the Company must maintain consolidated net worth of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and
(2) the Company must maintain unconsolidated net worth of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains standard material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of June 30, 2000, the Company was in compliance with all financial covenants.

(4) ACQUISITIONS

     On January 8, 1999, the Company acquired Network Publishing, Inc. ("NetPub"), based in Provo, Utah. The purchase price included an initial cash payment in the aggregate of $1,800,000 together with a cash payment of $200,000 to be held in escrow. In addition, the purchase price included an earn-out payment of up to $2,212,650 in restricted shares of the Company's Common Stock payable on or before April 15, 2000 and a potential lump sum cash payment of $354,024 payable not later than March 31, 2000. The value of the earn-out was determined to be $2,430,000 which was payable by the issuance of an additional 99,558 shares of the Company's Common Stock and $340,000 in cash. The Company issued such shares on January 11, 2000. This acquisition has been accounted for utilizing the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was attributed to intangible assets amounting to $4,061,471. Pro-forma financial information has not been presented as this acquisition was immaterial to the Company's operations.

     On January 1, 2000, the Company transferred the net assets of NetPub to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

(5) DISCONTINUED OPERATIONS

     In November 1999, the Company announced its intention to spin off its Internet services business to the shareholders of the Company, subject to certain conditions. On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared the Registration Statement effective. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented.

     The following unaudited selected financial data for SeraNova is presented for informational purposes only:

                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                    ----------------------------      -------------------------
                                       2000              1999            2000          1999
                                       ----              ----            ----          ----
Revenue                            $19,843,000       $8,614,000       $36,019,000    $16,602,000
Pre-tax income/(loss)               (2,797,000)         217,000        (6,986,000)       676,000
Income tax expense/(benefit)          (985,000)          65,000        (2,095,000)       244,000
Net income/(loss)                   (1,812,000)         152,000        (4,891,000)       432,000

                                          JUNE 30, 2000      DECEMBER 31, 1999
                                          -------------      -----------------

Accounts receivable, net                  $13,052,000           $7,456,000
Unbilled services                           7,419,000            3,680,000
Property and equipment, net                 7,408,000            2,863,000
Intangible assets,  net                     3,365,000            3,492,000
All other assets                            5,630,000            1,389,000
Note payable-Intelligroup                  15,059,000            8,397,000
All other liabilities                      11,111,000            5,513,000
Total shareholders' equity                 10,704,000            4,970,000

     On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova.

(6) NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note relating to net borrowings by SeraNova from the Company through such date. The promissory note bears interest at the prime rate plus 1/2%. A payment of $3.0 million is due by September 30, 2000 with the balance due on July 31, 2001. The promissory note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

(7) EQUITY INVESTMENT IN SERANOVA, INC.

     On March 14, 2000, SeraNova, a wholly-owned subsidiary of the Company, entered into an agreement with four institutional investors pursuant to which such investors purchased an aggregate of 50 shares of SeraNova's common stock at a price per share of $200,000, for an aggregate purchase price of $10.0 million. The investment represented approximately 4.8% of SeraNova's then issued and outstanding shares of common stock. In connection with such sale of its common stock, SeraNova granted certain demand and piggyback registration rights to such investors.

(8) RESTRUCTURING AND OTHER SPECIAL CHARGES

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

     Activity in accrued costs for restructuring and other special charges during the six month period ended June 30, 2000 is as follows:

                                 Charges to                  Accrued Costs
                                 Operations    Costs Paid    December 31,     Costs Paid     Accrued Costs
                                 during 1999   during 1999       1999         during 2000    June 30, 2000
                                 -----------   -----------       ----         -----------    -------------
 Severance and related costs..    $5,027,000    $4,162,000     $865,000         $414,000       $451,000

 Other costs primarily to
 exit facilities, contracts,
 and certain activities.......       601,000       517,000       84,000               --          84,000
                                  ----------    ----------     --------         --------        --------
                                  $5,628,000    $4,679,000     $949,000         $414,000        $535,000
                                  ==========    ==========     ========         ========        ========

     Additionally, in 1999 the Company recorded a reserve of $1.7 million against an outstanding receivable from a large account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

(9) SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology services. The Company had been reporting two business segments as follows:

     o Enterprise Applications Services group - the largest business segment of the Company's operations which includes the implementation, integration, development, and customization of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products includes software developed by such companies as SAP,

          Oracle, PeopleSoft, and Baan. The segment also includes application service provider offerings including the development, customization, and integration of enterprise and e-commerce applications, hosted externally, and made accessible to customers over a secure network, on a monthly, per seat, subscription basis.

     o Internet Applications Services group - provides Internet professional services to businesses. Such services enable clients to communicate and conduct commerce between a company and its customers, suppliers, and partners over the Internet.

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the three and six months ended June 30, 2000 and 1999.

                           UNITED
                           STATES      ASIA-PACIFIC      EUROPE         INDIA         TOTAL
                           ------      ------------      ------         -----         -----

QUARTER ENDED JUNE 30, 2000
---------------------------
Revenue                 $19,626,000     $2,447,000     $4,481,000    $1,135,000     $27,689,000
Depreciation and
  amortization              401,000         28,000        169,000       125,000         723,000
Operating income
  (loss)                 (2,590,000)         6,000       (305,000)     (685,000)     (3,574,000)
Total assets             47,623,000      4,337,000     10,243,000     6,750,000      68,953,000

QUARTER ENDED JUNE 30, 1999
---------------------------
Revenue                 $27,590,000     $2,278,000     $6,576,000    $1,376,000     $37,820,000
Depreciation and
  amortization              606,000         30,000         51,000        63,000         750,000
Operating income
  (loss)                 (5,759,000)      (426,000)      (358,000)      481,000      (6,062,000)
Total assets             62,090,000      4,706,000      7,882,000     2,090,000      76,768,000

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Revenue                 $40,632,000     $4,567,000     $9,293,000    $2,248,000     $56,740,000
Depreciation and
  amortization              972,000         56,000        343,000       199,000       1,570,000
Operating income
  (loss)                 (5,043,000)      (280,000)      (730,000)     (591,000)     (6,644,000)

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Revenue                 $57,027,000     $4,500,000    $12,443,000    $2,657,000     $76,627,000
Depreciation and
  amortization            1,105,000         54,000        102,000       127,000       1,388,000
Operating income
  (loss)                 (6,153,000)      (307,000)      (622,000)    1,116,000      (5,966,000)

     Included above are application maintenance and support revenues of $6.3 million and $437,000 for the three months ended June 30, 2000 and 1999, respectively. The application maintenance and support revenues for the six months ended June 30, 2000 and 1999, are $11.2 million and $437,000, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

     The Company provides a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and applications support based on leading technologies. Such services include the implementation, integration and development of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products includes software developed by such companies as SAP, Oracle, PeopleSoft, and Baan.

     The Company recently made the strategic decision to leverage its "traditional" application integration and consulting experience and by refocusing its business on the emerging application service provider ("ASP") market. Operating as an "aggregator" ASP, the Company bundles the key ASP components - software and technology infrastructure - with the Company's core competency of application implementation, management and support. The resulting service is delivered to customers over a secure network, on a predictable subscription basis. As the single point of interface to the customer, the Company takes responsibility for service level agreements related to the technology infrastructure and applications support, assuring the on-going reliability of security, performance, service, and support for the customer.

     Through its ASPPlusSM Hosting business, the Company customizes and integrates back-and-front office software applications and delivers them over the secure global network of AT&T's Ecosystem for ASPs, which provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities. Through its strategic hosting alliances, the
Company provides companies with access to best-of-breed e-commerce and enterprise software, including SAP, Niku, MicroStrategy, Onyx, Vignette and Ariba.

     Key to the Company's strategy is the Company's ASPPlusSM Advanced Development Center in Hyderabad, India which provides 24 x 365 development and support using the technical expertise of its developers and technical staff. In May 2000, the center was awarded Level 2 of the People Capability Maturity Model(R) (P-CMM(R)) by the Carnegie Mellon Software Engineering Institute (SEI). The achievement recognizes the Company for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. The Company is among the first in the IT industry to integrate SEI workforce improvement with software process improvement, for which the company has achieved the SEI Capability Maturity Model for Software (CMM)(SM) Level 3 certification for continuous improvement of its software engineering. In addition, the Company is ISO 9001-certified for software development, support and optimization.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the year ended December 31, 1999, revenues derived from projects under fixed price contracts represented approximately 9% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 13% of the Company's total revenue during the six months ended June 30, 2000. No single fixed price project was material to the Company's business during 1999. During the six months ended June 30, 2000, one fixed price customer represented approximately 11% of the Company's total revenue. The Company believes that, as it pursues its strategy of making turnkey project management a larger portion of its business, it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2000, and the year ended December 31, 1999, the Company's ten largest customers accounted for in the aggregate approximately 40% and 43% of its revenue, respectively. For the six months ended June 30, 2000, one customer accounted for approximately 13% of revenue. For the year ended December 31, 1999, one customer accounted for approximately 14% of revenue. During the six months ended June 30, 2000, and the year ended December 31, 1999, approximately 62% and 53%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the six months ended June 30, 2000, and the year ended December 31, 1999, approximately 8% and 9% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle. During the six months ended June 30, 2000, and the year ended December 31, 1999, approximately 28% and 33%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company has been shifting to such higher-margin turnkey management assignments and more complex projects by leveraging its reputation, existing capabilities, proprietary implementation and upgrade methodology, development tools and offshore development capabilities with expanded sales and marketing efforts and new service offerings to develop turnkey project sales opportunities with both new and existing customers.

The  Company's  inability  to  continue  its  shift  to  higher-margin   turnkey
management assignments and more complex projects may adversely impact the Company's future growth.

     The Company currently maintains its headquarters in Edison, New Jersey, and branch offices in Houston, Rosemont (Illinois), Foster City (California) and Atlanta. The Company also currently maintains offices in Europe (the United Kingdom, Denmark and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, Hong Kong and Singapore). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation and upgrade methodology in an increasing number of projects. In addition, statements regarding the Company's intent to expand its service offerings through internal growth and acquisitions are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

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

  o  the Company's ability to protect its intellectual property rights; and

  o the continued uncertainty of the application service provider ("ASP") market and revenues derived from anticipated ASP business.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                           Percentage of Revenue
                                         ----------------------------------------------------------
                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ----------------------------   ---------------------------
                                             2000           1999             2000           1999
                                             ----           ----             ----           ----
Revenue..................................    100.0%         100.0%          100.0%         100.0%

Cost of sales............................     66.8           66.0            66.4           67.2
                                            ------         ------          ------         ------
    Gross profit.........................     33.2           34.0            33.6           32.8

Selling, general and administrative
  expenses...............................     43.5           28.7            42.5           26.4

Depreciation and amortization expenses...      2.6            2.0             2.8            1.8

Acquisition expenses.....................       --             --              --            2.8

Restructuring and other special charges..       --           19.4              --            9.6
                                            ------         ------          ------         ------

    Operating loss.......................    (12.9)         (16.1)          (11.7)          (7.8)

Interest and other income (expense), net.      0.8           (0.2)            0.3           (0.2)
                                            ------         ------          ------         ------
Loss from continuing operations
   before income tax benefit ............    (12.1)         (16.3)          (11.4)          (8.0)

Income tax benefit.......................     (1.7)          (5.2)           (2.6)          (2.1)
                                            ------         ------          ------         ------
Loss from continuing operations..........    (10.4)%        (11.1)%          (8.8)%         (5.9)%
                                            ======         ======          ======         ======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     The following discussion compares the quarters ended June 30, 2000 and June 30, 1999, in each case without SeraNova, which has been treated as discontinued during this quarter.

     Revenue. Total revenue decreased by 26.8%, or $10.1 million, from $37.8 million during the three months ended June 30, 1999, to $27.7 million during the three months ended June 30, 2000. This decrease was primarily attributable to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocuses resources into the application service provider market. Total revenue for the three months ended June 30, 2000 included a fixed price project, which accounted for approximately 7% of revenue.

     Gross profit. The Company's cost of sales includes primarily the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 26.0%, or $6.5 million, from $25.0 million during the three months ended June 30, 1999 to $18.5 million during the three months ended June 30, 2000. The Company's gross profit decreased by 28.5%, or $3.7 million, from $12.9 million during the three months ended June 30, 1999 to $9.2 million during the three months ended June 30, 2000. These decreases were attributable to lower revenues. Gross margin decreased to 33.2% during the three months ended June 30, 2000 from 34.0% during the three months ended June 30, 1999. The Company was able to maintain gross margins comparable to prior quarters as a result of the previously implemented variable cost of sales model.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and related development costs and professional fees. Selling, general and administrative expenses increased by 11.0%, or $1.2 million, from $10.9 million (excluding restructuring and other special charges) during the three months ended June 30, 1999 to $12.1 million during the three months ended June 30, 2000 and increased as a percentage of revenue from 28.7% to 43.5%, respectively. The increase in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, is primarily related to additional sales staff and expanded marketing efforts as the Company focuses resources around the emerging application service provider market.

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

     Depreciation and amortization. Depreciation and amortization expenses decreased 3.6% to $723,000 during the three months ended June 30, 2000, compared to $750,000 during the three months ended June 30, 1999. The decrease results from the depreciation associated with certain software being recorded in cost of sales during the three months ended June 30, 2000.

     Interest income (expense). The Company earned approximately $309,000 in interest income during the three months ended June 30, 2000, primarily related to the note receivable with SeraNova. The Company incurred approximately $145,000 in interest expense during the three months ended June 30, 2000, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (Benefit) provision for income taxes. The Company's effective tax rate was (14.0)% and (31.9)% for the three months ended June 30, 2000 and 1999, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. For the three months ended June 30, 2000, the tax holiday unfavorably impacted the Company's effective tax rate by approximately 6.7%, while the favorable effect in the three months ended June 30, 1999 was 2.8%. Based on anticipated profitability in the near future, management believes all recorded net deferred tax assets are more likely than not to be realized.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The following discussion compares the six months ended June 30, 2000 and June 30, 1999, in each case without SeraNova, which has been treated as discontinued during the quarter ended June 30, 2000.

     Revenue. Total revenue decreased by 26.0%, or $19.9 million, from $76.6 million during the six months ended June 30, 1999, to $56.7 million during the six months ended June 30, 2000. This decrease was primarily attributable to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocuses resources into the application service provider market. Total revenue for the six months ended June 30, 2000 included a fixed price project, which accounted for approximately 11% of revenue.

     Gross profit. The Company's cost of sales decreased by 26.8%, or $13.8 million, from $51.5 million during the six months ended June 30, 1999 to $37.7 million during the six months ended June 30, 2000. The Company's gross profit decreased by 24.2%, or $6.1 million, from $25.1 million during the six months ended June 30, 1999 to $19.1 million during the six months ended June 30, 2000. These decreases were attributable to lower revenues. Gross margin increased to 33.6% during the three months ended June 30, 2000 from 32.8% during the three months ended June 30, 1999. The Company was able to improve gross margins compared to prior quarters as a result of the previously implemented variable cost of sales model.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 19.0%, or $3.9 million, from $20.3 million (excluding restructuring, acquisition and other special charges) during the six months ended June 30, 1999 to $24.1 million during the six months ended June 30, 2000 and increased as a percentage of revenue from 26.4% to 42.5 %, respectively. The increase in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, is primarily related to additional sales staff and expanded marketing efforts as the Company focuses resources around the emerging application service provider market.

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

     Depreciation and amortization. Depreciation and amortization expenses increased 13.1% to $1.6 million during the six months ended June 30, 2000, compared to $1.4 million during the six months ended June 30, 1999. The increase is primarily due to additional computers, equipment and software placed in service since June 30, 1999.

     Interest income (expense). The Company earned approximately $358,000 in interest income during the six months ended June 30, 2000, primarily related to the note receivable with SeraNova. The Company incurred approximately $198,000 in interest expense during the six months ended June 30, 2000, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (Benefit) provision for income taxes. The Company's effective tax rate was (22.6)% and (26.0)% for the six months ended June 30, 2000 and 1999, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. For the six months ended June 30, 2000, the tax holiday unfavorably impacted the Company's effective tax rate by approximately 2.9%, while the favorable effect in the six months ended June 30, 1999 was 6.4%. Based on current and anticipated profitability, management believes all recorded net deferred tax assets are more likely than not to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.8 million at June 30, 2000, and $5.5 million at December 31, 1999. The Company had working capital of $15.1 million at June 30, 2000 and $29.1 million at December 31, 1999.

     Cash provided by operating activities of continuing operations was $6.6 million during the six months ended June 30, 2000, resulting primarily from the decreases in accounts receivable and unbilled services and increases in accrued payroll and related taxes and accrued expenses and other liabilities, partially offset by the net loss from continuing operations. The decreases in accounts receivable and unbilled services result from enhanced credit and collection efforts as well as a decrease in revenues. The increase in accrued payroll and related taxes results from profit sharing, bonus and commission payment timing differences. The increase in accrued expenses and other liabilities results from accruals for costs associated with the Company's strategic hosting alliances. Cash used in operating activities of continuing operations for the six months ended June 30, 1999 was $2.9 million.

     The Company invested $3.2 million and $1.3 million in computer equipment, office furniture and fixtures and capitalized software solutions during the six months ended June 30, 2000 and 1999, respectively. The increase reflects the purchases of computer equipment and office furniture and fixtures for consultants and administrative staff, purchases of software solutions and internally-developed software costs for customers.

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

     As a result of the first quarter's operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated EBITDA financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000.

     On May 31, 2000, the Company entered into a new three-year revolving credit facility agreement with the Bank. The credit facility agreement is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2.5% to 1.75% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable.

     The credit agreement provides for the following financial covenants (exclusive of SeraNova), among other things, (1) the Company must maintain consolidated net worth of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and
(2) the Company must maintain unconsolidated net worth of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains standard material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of June 30, 2000, the Company was in compliance with all financial covenants.


     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured Promissory Note relating to net borrowings by SeraNova from the Company through such date. The Promissory Note bears interest at the prime rate plus 1/2%. A payment of $3.0 million is due on the Promissory Note by September 30, 2000 with the balance due on July 31, 2001. The Promissory Note has certain mandatory prepayment provisions based on possible future debt or equity financings by SeraNova.

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

     As a result of the first quarter's operating losses, the Company was not in compliance with the minimum consolidated net worth covenant and the minimum consolidated EBITDA financial covenant as of March 31, 2000. On May 9, 2000, the Bank issued to the Company a waiver of the defaults which existed under the credit agreement for the quarter ended March 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company was held on May 30, 2000.

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 13,035,526 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Common Stock Nominees                  For                 Withheld
---------------------                  ---                 --------

    Ashok Pandey                     12,857,715            177,811
    Nagarjun Valluripalli            12,857,715            177,811
    Rajkumar Koneru                  12,857,715            177,811
    Klaus P. Besier                  12,857,715            177,811
    Dennis McIntosh                  12,857,715            177,811

     In addition, a vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. Of the shares present at the meeting in person or by proxy, 13,019,236 shares of Common Stock were voted in favor of such proposal, 8,525 shares of Common Stock were voted against such proposal and 7,765 shares of Common Stock abstained from voting.

ITEM 5.  OTHER INFORMATION.

     In November 1999, the Company announced its intentions to spin off its Internet services business ("SeraNova") to the shareholders of the Company, subject to certain conditions. On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc., a wholly-owned subsidiary of the Company on such date. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared the Registration Statement effective. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented.

     On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000, between the Company and SeraNova.

     Shares of the Company's common stock continue to trade on the Nasdaq National Market under the ticker symbol ITIG. Shares of SeraNova common stock trade on the Nasdaq National Market under the ticker symbol SERA.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured Promissory Note relating to net borrowings by SeraNova from the Company through such date. The Promissory Note bears interest at the prime rate plus 1/2%. A payment of $3.0 million is due on the Promissory Note by September 30, 2000 with the balance due on July 31, 2001. The

Promissory Note has certain mandatory prepayment provisions based on possible future debt or equity financings by SeraNova.

     On May 31, 2000, the Company entered into a new three-year revolving credit facility agreement with the Bank. The credit facility agreement is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2.5% to 1.75% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable.

     The credit agreement provides for the following financial covenants (exclusive of SeraNova), among other things, (1) the Company must maintain consolidated net worth of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and
(2) the Company must maintain unconsolidated net worth of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains standard material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of June 30, 2000, the Company was in compliance with all financial covenants.

     On May 1, 2000, the Company named Matthew Shocklee as the Company's President of ASPPlusSM Solutions North America.

     As of July 6, 2000, the Company has adjusted the exercise price of all employee and director stock options to offset the reduction in option value caused by the spin-off of SeraNova. The exercise price of each stock option grant outstanding as of July 5, 2000, was adjusted based on the percentage change in the closing price of the Company's stock on the distribution date of July 5, 2000, and the ex-dividend date of July 6, 2000. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has concluded that there are no accounting consequences for changing the exercise price of outstanding stock options as a result of the spin-off.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits.

   10.1 Employment Agreement dated November 18, 1998 between the Company and Matthew Shocklee.

   10.2 Change in Control Severance Pay Agreement dated June 22, 1999 between the Company and Matthew Shocklee.

   10.3 First Amendment to Employment Agreement dated September 1, 1999 between the Company and Matthew Shocklee.

   10.4 Second Amendment to Employment Agreement and First Amendment to Change in Control Severance Pay Agreement dated July 25, 2000 between the Company and Matthew Shocklee.

   10.5 Amendment No. 1 to Services Agreement by and between the Company and SeraNova effective as of June 14, 2000.

   10.6 Amendment No. 2 to Services Agreement by and between the Company and SeraNova effective as of July 1, 2000.

   10.7 Amended and Restated Promissory Note between the Company and SeraNova dated May 31, 2000.

   10.8 Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association.

   27.1   Financial Data Schedule for the six-month period ended June 30, 2000.

   27.2   Financial  Data  Schedule  for the  three-month  period ended June 30,
          2000.

   27.3   Financial Data Schedule for the year ended December 31, 1999.

   27.4   Financial Data Schedule for the six-month period ended June 30, 1999.

   27.5   Financial  Data  Schedule  for the  three-month  period ended June 30,
          1999.

   (b)    Reports on Form 8-K.

          On July 17, 2000,  the Company  filed a report on Form 8-K relating to
          (i) the Company's distribution of all of the outstanding shares of the common stock of SeraNova held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of that certain Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova; and (ii) a $15,100,000 unsecured Promissory Note dated May 31, 2000, between the Company and SeraNova relating to net borrowings by SeraNova from the Company through such date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Intelligroup, Inc.



DATE: August 11, 2000           By: /s/ Ashok Pandey
                                    -------------------------------------------
                                    Ashok Pandey,
                                    Co- Chief Executive Officer
                                    (Principal Executive Officer)


DATE: August 11, 2000           By: /s/ Nicholas Visco
                                    -------------------------------------------
                                    Nicholas Visco,
                                    Vice President-Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)