Form 10-Q
period 2000-09-30
INTELLIGROUP INC
filed 2000-11-14
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-20943

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

             Yes:   X                             No:
                  -----                              -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 3, 2000:

             Class                                Number of Shares
             -----                                ----------------

  Common Stock, $.01 par value                       16,630,125

                       INTELLIGROUP, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements.............................    1

             Consolidated Balance Sheets
             as of September 30, 2000 and December 31, 1999 (unaudited)....    2

             Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three Months and Nine Months Ended
             September 30, 2000 and 1999 (unaudited).......................    3

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2000 and 1999 (unaudited).................    4

             Notes to Consolidated Financial Statements (unaudited)........    5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition.................   11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   21

PART II.  OTHER INFORMATION

    Item 5.  Other Information.............................................   22

    Item 6.  Exhibits and Reports on Form 8-K..............................   23

SIGNATURES.................................................................   24

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                     September 30,    December 31,
               ASSETS                                                    2000            1999
                                                                     -------------    ------------
Current Assets:
   Cash and cash equivalents....................................     $   2,013,000    $  5,510,000
   Accounts receivable, less allowance for doubtful accounts
     of $2,861,000 at September 30, 2000 and $2,939,000 at
     December 31, 1999..........................................        18,326,000      27,607,000
   Unbilled services............................................         5,773,000       7,692,000
   Income tax receivable........................................         2,533,000       3,612,000
   Deferred tax asset...........................................         2,481,000       2,481,000
   Other current assets.........................................         9,375,000       2,699,000
   Note receivable - SeraNova...................................        12,618,000              --
   Net current assets of discontinued operations................                --       7,621,000
                                                                       -----------     -----------
        Total current assets....................................        53,119,000      57,222,000

Note receivable - SeraNova......................................                --       8,397,000
Property and equipment, net.....................................         7,747,000       7,744,000
Capitalized software solutions, net.............................         2,770,000         813,000
Intangible assets, net..........................................         4,846,000       5,189,000
Deferred tax asset..............................................         1,370,000              --
Other assets....................................................         1,125,000         835,000
                                                                       -----------     -----------
                                                                     $  70,977,000    $ 80,200,000
                                                                       ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.............................................     $   6,007,000    $  3,800,000
   Accrued payroll and related taxes............................         9,544,000       5,527,000
   Accrued expenses and other liabilities.......................         8,269,000       4,273,000
   Income taxes payable.........................................         1,270,000       3,904,000
   Current portion of long-term debt and obligations under
     capital leases.............................................         3,294,000      10,585,000
                                                                       -----------     -----------
        Total current liabilities...............................        28,384,000      28,089,000

Deferred tax liability..........................................                --         806,000
Long-term debt and obligations under capital leases.............           748,000              --
Net non-current liabilities of discontinued operations..........                --       2,651,000

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued or outstanding.................................                --              --
   Common stock, $.01 par value, 25,000,000 shares authorized;
     16,630,000 and 15,949,000 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively..           166,000         160,000
   Additional paid-in capital...................................        41,360,000      43,356,000
   Retained earnings ...........................................         2,640,000       6,317,000
   Currency translation adjustments.............................        (2,321,000)     (1,179,000)
                                                                       -----------     -----------
      Total shareholders' equity ...............................        41,845,000      48,654,000
                                                                       -----------     -----------
                                                                     $  70,977,000    $ 80,200,000
                                                                       ===========     ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME (LOSS) For the
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             -------------------------------    -------------------------------
                                                    2000            1999            2000              1999
                                               -------------   -------------    -------------     -------------
Revenue.....................................   $  27,599,000  $  37,879,000    $  84,340,000     $ 114,506,000
Cost of sales...............................      18,159,000     24,539,000       55,834,000        76,018,000
                                                 -----------    -----------      -----------       -----------
      Gross profit..........................       9,440,000     13,340,000       28,506,000        38,488,000
                                                 -----------    -----------      -----------       -----------
Selling, general and administrative
  expenses..................................       9,406,000     10,447,000       33,546,000        30,730,000
Depreciation and amortization...............         836,000        541,000        2,406,000         1,929,000
Acquisition expenses........................              --             --               --         2,115,000
Restructuring and other special charges.....              --             --               --         7,328,000
                                                 -----------    -----------      -----------       -----------
      Total operating expenses..............      10,242,000     10,988,000       35,952,000        42,102,000
                                                 -----------    -----------      -----------       -----------
      Operating income (loss)...............        (802,000)     2,352,000       (7,446,000)       (3,614,000)
Other income, net...........................          71,000         69,000           95,000           147,000
Interest income (expense), net..............         145,000       (241,000)         305,000          (508,000)
                                                 -----------    -----------      -----------       -----------
Income (loss) from continuing operations
  before income tax provision (benefit).....        (586,000)     2,180,000       (7,046,000)       (3,975,000)
Income tax provision (benefit)..............         596,000        597,000         (865,000)       (1,002,000)
                                                 -----------    -----------      -----------       -----------
Income (loss) from continuing operations....      (1,182,000)     1,583,000       (6,181,000)       (2,973,000)
Income (loss) from discontinued operations,
  net of tax expense (benefit) of $0,
  $205,000, $(2,095,000) and $450,000,
  respectively .............................              --        122,000       (4,891,000)          559,000
                                                 -----------    -----------      -----------       -----------
Net income (loss)...........................   $  (1,182,000) $   1,705,000    $ (11,072,000)    $  (2,414,000)
                                                 ===========    ===========      ===========       ===========

Earnings per share:
     Basic earnings per share:
       Continuing operations ...............   $       (0.07) $        0.10    $       (0.38)    $       (0.19)
       Discontinued operations..............              --           0.01            (0.30)             0.03
                                                 -----------    -----------      -----------       -----------
         Net income (loss) per share........   $       (0.07) $        0.11    $       (0.68)    $       (0.16)
                                                 ===========    ===========      ===========       ===========
       Weighted average number of
       Common shares - Basic................      16,630,000     15,549,000       16,441,000        15,549,000
                                                 ===========    ===========      ===========       ===========

     Diluted earnings per share:
       Continuing operations................   $       (0.07) $        0.10    $       (0.38)    $       (0.19)
       Discontinued operations..............              --           0.01            (0.30)             0.03
                                                 -----------    -----------      -----------       -----------
         Net income (loss) per share........   $       (0.07) $        0.11    $       (0.68)    $       (0.16)
                                                 ===========    ===========      ===========       ===========
       Weighted average number of
       Common shares - Diluted..............      16,630,000     15,551,000       16,441,000        15,549,000
                                                 ===========    ===========      ===========       ===========

Comprehensive Income (Loss)
---------------------------
Net income (loss)...........................   $  (1,182,000) $   1,705,000    $ (11,072,000)    $  (2,414,000)
Other comprehensive loss -
        Currency translation adjustments....        (708,000)       (15,000)        (842,000)         (578,000)
                                                 -----------    -----------      -----------       -----------
Comprehensive income (loss).................   $  (1,890,000) $   1,690,000    $ (11,914,000)    $  (2,992,000)
                                                 ===========    ===========      ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          For the Nine Months Ended
                                                                       --------------------------------
                                                                        September 30,     September 30,
                                                                             2000              1999
                                                                        -------------     ------------
Cash flows from operating activities:
   Net loss........................................................     $ (11,072,000)    $ (2,414,000)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Loss (income) from discontinued operations, net of tax......         4,891,000         (559,000)
       Depreciation and amortization...............................         2,406,000        1,929,000
       Provision for doubtful accounts.............................         2,725,000        2,912,000
       Deferred income taxes.......................................        (2,176,000)          33,000
   Changes in operating assets and liabilities:

     Accounts receivable...........................................         6,556,000       (1,501,000)
     Unbilled services.............................................         1,919,000           95,000
     Other current assets..........................................        (4,812,000)        (354,000)
     Other assets..................................................          (290,000)         716,000
     Accounts payable..............................................         2,207,000       (1,562,000)
     Accrued payroll and related taxes.............................         4,017,000        2,955,000
     Accrued restructuring charges.................................          (524,000)       1,742,000
     Accrued expenses and other liabilities........................         4,520,000        1,182,000
     Income taxes payable..........................................        (2,634,000)      (2,964,000)
                                                                          -----------      -----------
   Cash provided by operating activities of continuing operations..         7,733,000        2,210,000
   Cash used in operating activities of discontinued operations....        (5,879,000)      (2,440,000)
                                                                          -----------      -----------
         Net cash provided by (used in) operating activities.......         1,854,000         (230,000)
                                                                          -----------      -----------

Cash flows from investing activities:
   Purchase of equipment and capitalized software solutions
     by continuing operations......................................        (3,774,000)      (2,134,000)
   Purchase of equipment by discontinued operations................        (5,270,000)        (394,000)
   Acquisition of businesses by discontinued operations ...........                --       (1,682,000)
                                                                          -----------      -----------
         Net cash used in investing activities.....................        (9,044,000)      (4,210,000)
                                                                          -----------      -----------

Cash flows from financing activities:

   Principal payments under capital leases.........................           (19,000)          (6,000)
   Proceeds from exercise of stock options.........................         5,745,000        2,509,000
   Shareholder dividends ..........................................                --         (170,000)
   Other borrowings................................................            30,000               --
   Net change in line of credit borrowings.........................        (7,588,000)      10,647,000
   Net change in note receivable-SeraNova prior to spin-off date...        (7,707,000)      (3,099,000)
   Payment on note receivable-SeraNova subsequent to spin-off date.         3,000,000               --
                                                                          -----------      -----------
    Net cash (used in) provided by financing activities of
       continuing operations.......................................        (6,539,000)       9,881,000
    Net cash provided by (used in) financing activities of
       discontinued operations.....................................        11,149,000         (201,000)
                                                                          -----------      -----------
         Net cash provided by financing activities.................         4,610,000        9,680,000
                                                                          -----------      -----------
   Effect of foreign currency exchange rate changes on cash........          (917,000)        (579,000)
                                                                          -----------      -----------
         Net (decrease) increase in cash and cash equivalents......        (3,497,000)       4,661,000
Cash and cash equivalents at beginning of period...................         5,510,000        3,568,000
                                                                          -----------      -----------
Cash and cash equivalents at end of period.........................     $   2,013,000     $  8,229,000
                                                                          ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes......................................     $   2,512,000     $  2,464,000
   Cash paid for interest..........................................           409,000          508,000


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                             Three Months Ended           Nine Months Ended
                                             ------------------           -----------------
                                               September 30,                September 30,
                                               -------------                -------------

                                              2000          1999          2000           1999
                                              ----          ----          ----           ----
Weighted average number of common
shares................................     16,630,000    15,549,000    16,441,000    15,549,000

Common share equivalents of
outstanding stock options.............             --         2,000            --            --
                                           ----------    ----------    ----------    ----------
Weighted average number of common
shares assuming dilution..............     16,630,000    15,551,000    16,441,000    15,549,000
                                           ==========    ==========    ==========    ==========

     Stock options, which would be antidilutive (3,652,000 outstanding as of September 30, 2000) have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

(3) LINES OF CREDIT

     On May 31, 2000, the Company entered into a three-year revolving credit facility agreement with PNC Bank, N.A. (the "Bank"). The credit facility agreement is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2.5% to 1.75% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable. As of September 30, 2000, the Company had outstanding borrowings under the credit facility of approximately $3.0 million. The Company estimates undrawn availability under the credit facility to be approximately $7.3 million as of September 30, 2000.

     The credit agreement provides for the following financial covenants (exclusive of SeraNova), among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of September 30, 2000, the Company was in compliance with all financial covenants.

(4) DISCONTINUED OPERATIONS

     On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared SeraNova's Registration Statement effective. On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented.

     The following unaudited selected financial data for SeraNova is presented for informational purposes only.

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

(5) NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note ("Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. A mandatory pre-payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

     In September 2000, SeraNova consummated an $8.0 million preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova would be required to make a prepayment on the Note as a result of the stock financing. Subsequently, the Company finalized with SeraNova the terms of an agreement and waiver to the Note to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the agreement and waiver included, among other things, that SeraNova pay the Company (i) $500,000 upon execution of the agreement; (ii) $500,000 on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30, 2001 and May 31, 2001; and
(iii) $400,000 on or before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note.

(6) RESTRUCTURING AND OTHER SPECIAL CHARGES

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

     Activity in accrued costs for restructuring and other special charges during the nine month period ended September 30, 2000 is as follows:

                               Charges to                    Accrued Costs                     Accrued Costs
                               Operations     Costs Paid      December 31,      Costs Paid     September 30,
                               during 1999    during 1999         1999          During 2000        2000
                               -----------    -----------    -------------      -----------    -------------

Severance and related costs..   $5,027,000    $4,162,000        $865,000          $524,000       $341,000

Other costs primarily to
exit facilities, contracts,
and certain activities.......      601,000       517,000          84,000                --         84,000
                                ----------    ----------        --------          --------       --------
                                $5,628,000    $4,679,000        $949,000          $524,000       $425,000
                                ==========    ==========        ========          ========       ========

     Additionally, in 1999 the Company recorded a reserve of $1.7 million against an outstanding receivable from a large account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

(7) SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the three and nine months ended September 30, 2000 and 1999.

                            United
                            States       Asia-Pacific     Europe         India          Total
                          -----------    ------------     ------         -----          -----
Three months ended
------------------
September 30, 2000
------------------
Revenue                   $18,978,000     $2,923,000    $ 4,385,000    $1,313,000    $ 27,599,000
Depreciation and
  amortization                529,000         31,000        177,000        99,000         836,000
Operating income (loss)      (418,000)       247,000       (369,000)     (262,000)       (802,000)
Total assets               50,995,000      4,628,000     10,365,000     4,989,000      70,977,000

Three months ended
------------------
September 30, 1999
------------------
Revenue                   $27,320,000     $2,065,000     $6,692,000    $1,802,000    $ 37,879,000
Depreciation and
  amortization                399,000         31,000         49,000        62,000         541,000
Operating income (loss)       849,000          8,000        773,000       722,000       2,352,000
Total assets               54,081,000      3,244,000      7,583,000     4,732,000      69,640,000

Nine months ended
-----------------
September 30, 2000
------------------
Revenue                   $59,611,000     $7,490,000    $13,678,000    $3,561,000    $ 84,340,000
Depreciation and
  amortization              1,501,000         87,000        520,000       298,000       2,406,000
Operating income (loss)    (5,461,000)       (33,000)    (1,099,000)     (853,000)     (7,446,000)

Nine months ended
-----------------
September 30, 1999
------------------
Revenue                   $84,347,000     $6,565,000    $19,135,000    $4,459,000    $114,506,000
Depreciation and
  amortization              1,504,000         85,000        151,000       189,000       1,929,000
Operating income (loss)    (5,304,000)      (299,000)       151,000     1,838,000      (3,614,000)

     Included above are application maintenance and support revenues of $5.0 million and $655,000 for the three months ended September 30, 2000 and 1999, respectively. The application maintenance and support revenues for the nine months ended September 30, 2000 and 1999 are $15.8 million and $1.1 million respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

     We provide a range of information technology solutions and services including the development, integration, implementation, hosting and full lifecycle support of e-commerce and enterprise applications to companies of all sizes. Our industry-specific knowledge and expertise in a wide range of technologies, coupled with our ability to provide timely and cost-effective integrated technology solutions, are intended to provide our customers with substantial improvements in the efficiency and performance of their businesses. Our mission is to develop, deploy, and host customized, scalable technology solutions that integrate seamlessly into our customers' existing environment, maximize the return on customers' technology investment, and provide a faster time-to-market and lower total cost of ownership.

     Since the Company's inception in 1987, we have built our reputation on the design, development, implementation and support of complex technology solutions based primarily on SAP, Oracle and PeopleSoft products, utilizing our best business practices, methodologies and toolsets. In 1999, we made the strategic decision to leverage our "traditional" application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market.

     As a global ASP of customized, scalable enterprise and e-commerce solutions, we have focused our development and marketing efforts on the vertical industries in which we have built expertise and which we believe are ready for adoption of the ASP model. These specific industries include: process and discrete manufacturing, professional services, and the public sector. As a full-service, single-source ASP, Intelligroup's ASPPlus(SM) Hosting service bundles the key ASP components and core competencies, combining leading e-commerce and enterprise software and a global technology infrastructure, with our application implementation, management and support resources and capabilities. Utilizing the ASP model, our "software-to-service" solutions are contracted on a predictable subscription basis and delivered to customers over a secure global network. As the single point of accountability to the customer, we support and manage every component of the ASP - from servers to software, data centers to data storage. By taking responsibility for the Service Level Agreements associated with the ASP model, we can help assure the on-going reliability of security, performance, service and long-term support for the customer.

     Our ASPPlus Hosting provides customers with e-commerce and enterprise software selected by Intelligroup to closely match the business needs of specific market segments, such as pharmaceutical manufacturers, IT professional services organizations, high tech and educational institutions. Our strategic alliances with such software leaders as SAP, PeopleSoft, Niku, MicroStrategy, Onyx, Vignette and Ariba give our customers access to the latest developments in technology-based business solutions, including enterprise resources planning, customer relationship management, business intelligence, content management, and supply chain management. To provide the global infrastructure on which we deliver and support solutions for customers worldwide, Intelligroup became a founding Platinum member of AT&T's Ecosystem for ASPs. As our strategic partner and infrastructure provider, AT&T provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities.

These strategic alliances and hosting partnerships not only support our ASP model, they present strong cross-selling opportunities and multiple points of entry into a customer's enterprise.

     By customizing, configuring and integrating core business systems such as human resources and financials with business-to-business and business-to-customer applications, we can create for our customers an end-to-end technology value chain that delivers e-commerce and enterprise solutions across the entire enterprise.

     Key to our strategy is the ASPPlus Advanced Development Center in Hyderabad, India which provides 24 x 365 development and support using the technical expertise of its developers and technical staff. In May 2000, the center was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon Software Engineering Institute (SEI). The achievement recognizes Intelligroup for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. Intelligroup is among the first in the IT industry to integrate SEI workforce improvement with software process improvement, for which we have achieved the SEI Capability Maturity Model for Software(R) (CMM)(SM) Level 5 certification for continuous improvement of our software engineering. In addition, we are ISO 9001-certified for software development, support and optimization.

     Intelligroup's ASPPlus eSourcing Services are focused on the delivery and support of outsourced ERP and Internet implementation and maintenance services. ASPPlus eSourcing Services provide full life cycle support of ERP and Internet applications through our offshore facilities and resources.

     The majority of our revenues continue to be generated from traditional professional information technology services rendered to customers. These services range from providing customers with a single consultant to multi-personnel, full-scale projects. We provide these services to our customers primarily on a time and materials basis and pursuant to written contracts which can be terminated with limited advance notice, typically not more than 30 days, and without significant penalty, generally limited to fees earned and expenses incurred by the Company through the date of termination. We provide these services either directly to end-user organizations, or as a member of a consulting team assembled by another information technology consulting firm, to Fortune 1000 and other large and mid-sized companies. In general, the Company bills its customers semi-monthly for the services provided by our consultants at contracted rates. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company has provided traditional professional services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the year ended December 31, 1999, revenues derived from projects under fixed price contracts represented approximately 9% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 16% of the Company's total revenue during the nine months ended September 30, 2000. No single fixed price project was material to the Company's business during the nine months ended September 30, 1999 and 2000. The Company believes that it will continue to offer fixed price projects. The Company has had limited prior experience in pricing and performing under fixed price arrangements and believes that there are certain risks related thereto and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2000, and the year ended December 31, 1999, the Company's ten largest customers accounted for in the aggregate approximately 42% and 43% of its revenue, respectively. For the nine months ended September 30, 2000, one customer accounted for approximately 12% of revenue. For the year ended December 31, 1999, one customer accounted for approximately 14% of revenue. During the nine months ended September 30, 2000, and the year ended December 31, 1999, approximately 62% and 53%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. During the nine months ended September 30, 2000, and the year ended December 31, 1999, approximately 26% and 33%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft. During the nine months ended September 30, 2000, and the year ended December 31, 1999, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours). The Company believes that turnkey project management assignments typically carry higher margins. The Company's inability to continue winning such higher-margin turnkey project management assignments and more complex projects may adversely impact the Company's future revenue and growth.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift to comprehensive ASPPlus solutions and higher margin turnkey management assignments and more complex projects and to utilize its proprietary implementation and upgrade methodology in an increasing number of projects. In addition, statements regarding the Company's intent to expand its service offerings through internal growth and acquisitions are also forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

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

    o     the  Company's   ability  to  continue  to  diversify  its  offerings,
          including growth in its Oracle and PeopleSoft services;

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                             Percentage of Revenue
                                              -----------------------------------------------------
                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                              -------------------------    ------------------------
                                                  2000          1999          2000           1999
                                                  ----          ----          ----           ----
Revenue..................................         100.0%        100.0%        100.0%         100.0%
Cost of sales............................          65.8          64.8          66.2           66.4
                                                 ------        ------        ------         ------
    Gross profit.........................          34.2          35.2          33.8           33.6
Selling, general and administrative
  expenses...............................          34.1          27.6          39.8           26.8
Depreciation and amortization expenses...           3.0           1.4           2.8            1.7
Acquisition expenses.....................            --            --            --            1.8
Restructuring and other special charges..            --            --            --            6.4
                                                 ------        ------        ------         ------
    Operating income (loss)..............          (2.9)          6.2          (8.8)          (3.1)
Interest and other income (expense), net.           0.8          (0.5)          0.5           (0.3)
                                                 ------        ------        ------         ------
Income (loss) from continuing operations
 before income tax expense (benefit).....          (2.1)          5.7          (8.3)          (3.4)
Income tax expense (benefit).............           2.2           1.6          (1.0)          (0.9)
                                                 ------        ------        ------         ------
Income (loss) from continuing operations.          (4.3)%         4.1%         (7.3)%         (2.5)%
                                                 ======        ======        ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The following discussion compares the quarters ended September 30, 2000 and September 30, 1999, in each case without SeraNova, Inc. ("SeraNova") which was treated as discontinued operations as of the quarter ended June 30, 2000.

     Revenue. Total revenue decreased by 27.1%, or $10.3 million, from $37.9 million during the three months ended September 30, 1999, to $27.6 million during the three months ended September 30, 2000. This decrease was primarily attributable to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocuses resources into the application service provider market.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 26.0%, or $6.4 million, from $24.5 million during the three months ended September 30, 1999 to $18.2 million during the three months ended September 30, 2000. The Company's gross profit decreased by 29.4%, or $3.9 million, from $13.3 million during the three months ended September 30, 1999 to $9.4 million during the three months ended September 30, 2000. These decreases were attributable to lower revenues. Gross margin decreased to 34.2% during the three months ended September 30, 2000 from 35.2% during the three months ended September 30, 1999. The Company was able to maintain gross margins comparable to prior quarters by aggressively managing non-billable consultant time.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and related development costs and professional fees. Selling, general and administrative expenses decreased by 10.0%, or $1.0 million, from $10.4 million during the three months ended September 30, 1999 to $9.4 million during the three months ended September 30, 2000 but increased as a percentage of revenue from 27.6% to 34.1%, respectively. While the Company increased certain sales and marketing expenditures to gain access to the application service provider market, it aggressively managed other discretionary expenditures, resulting in an overall decrease in selling, general and administrative expenses in absolute dollars. The increase in selling, general and administrative expenses, as a percentage of revenue, is primarily related to the decline in revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased 54.5% to $836,000 during the three months ended September 30, 2000, compared to $541,000 during the three months ended September 30, 1999. The increase is primarily due to additional computers, equipment and software placed in service since September 30, 1999, in support of the ASPPlus business model.

     Interest income (expense). The Company earned approximately $415,000 in interest income during the three months ended September 30, 2000, primarily related to the note receivable with SeraNova. The Company incurred approximately $270,000 in interest expense during the three months ended September 30, 2000, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (Benefit) provision for income taxes. While the Company experienced an overall pre-tax loss, there were profits generated in certain foreign jurisdictions, including Puerto Rico, which resulted in tax expense for the quarter ended September 30, 2000. Although the Company expects foreign taxes to produce foreign tax credits in the United States, the ability to apply these credits may be limited and, therefore, the Company has provided a valuation allowance against such tax credits, which has negatively impacted income tax expense. The Company's effective tax rate was 101.7% and 27.4% for the three months ended September 30, 2000 and 1999, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. For the three months ended September 30, 2000, the tax holiday unfavorably impacted the Company's effective tax rate by approximately 5.7%, while the favorable effect in the three months ended September 30, 1999 was 12.6%. Based on anticipated profitability in the near future, management believes all recorded net deferred tax assets are more likely than not to be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following discussion compares the nine months ended September 30, 2000 and September 30, 1999, in each case without SeraNova, which was treated as discontinued operations as of the quarter ended June 30, 2000.

     Revenue. Total revenue decreased by 26.3%, or $30.2 million, from $114.5 million during the nine months ended September 30, 1999, to $84.3 million during the nine months ended September 30, 2000. This decrease was primarily attributable to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocuses resources into the application service provider market.

     Gross profit. The Company's cost of sales decreased by 26.6%, or $20.2 million, from $76.0 million during the nine months ended September 30, 1999 to $55.8 million during the nine months ended September 30, 2000. The Company's gross profit decreased by 25.9%, or $10.0 million, from $38.5 million during the nine months ended September 30, 1999 to $28.5 million during the nine months ended September 30, 2000. These decreases were attributable to lower revenues. Gross margin increased to 33.8% during the nine months ended September 30, 2000 from 33.6% during the nine months ended September 30, 1999. The Company was able to slightly improve gross margins compared to the prior period by aggressively managing non-billable consultant time.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 9.2%, or $2.8 million, from $30.7 million (excluding restructuring, acquisition and other special charges) during the nine months ended September 30, 1999 to $33.5 million during the nine months ended September 30, 2000 and increased as a percentage of revenue from 26.8% to 39.8%, respectively. The increase in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, is primarily related to additional sales staff and expanded marketing efforts as the Company focuses resources around the emerging application service provider market.

     Depreciation and amortization. Depreciation and amortization expenses increased 24.7% to $2.4 million during the nine months ended September 30, 2000, compared to $1.9 million during the nine months ended September 30, 1999. The increase is primarily due to additional computers, equipment and software placed in service since September 30, 1999, in support of the ASPPlus business model.

     Acquisition expense. During the nine months ended September 30, 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies.

     Restructuring and other special charges. For the nine months ended September 30, 1999, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives in connection with management's plan to reduce costs and improve operating efficiencies. The restructuring charge included settlement of the former Chief Executive Officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Additionally, the Company recorded a reserve of approximately $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Interest income (expense). The Company earned approximately $773,000 in interest income during the nine months ended September 30, 2000, primarily related to the note receivable with SeraNova. The Company incurred approximately $468,000 in interest expense during the nine months ended September 30, 2000, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (Benefit) provision for income taxes. While the Company experienced an overall pre-tax loss for the nine months ended September 30, 2000, there were profits generated in foreign jurisdictions, including Puerto Rico, which resulted in tax expense. Although the Company expects payment of such foreign taxes to produce foreign tax credits in the United States, the ability to apply these credits may be limited and, therefore, the Company has provided a valuation allowance against such tax credits, which has negatively impacted income tax expense. The Company's effective tax rate was (12.3)% and (25.2)% for the nine months ended September 30, 2000 and 1999, respectively. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. For the nine months ended September 30, 2000, the tax holiday unfavorably impacted the Company's effective tax rate by approximately 3.1%, while the favorable effect in the nine months ended September 30, 1999 was 16.5%. Based on current and anticipated profitability, management believes all recorded net deferred tax assets are more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of approximately $2.0 million at September 30, 2000, and $5.5 million at December 31, 1999. The Company had working capital of $24.7 million at September 30, 2000 and $29.1 million at December 31, 1999.

     Cash provided by operating activities of continuing operations was $7.7 million during the nine months ended September 30, 2000, resulting primarily from the decreases in accounts receivable and unbilled services and increases in accrued payroll and related taxes and accrued expenses and other liabilities, partially offset by the net loss from continuing operations. The decreases in accounts receivable and unbilled services result from enhanced credit and collection efforts as well as a decrease in revenues. The increase in accrued payroll and related taxes results from bonus and commission payment timing differences. The increase in accrued expenses and other liabilities results from accruals for costs associated with the Company's strategic hosting alliances. Cash provided by operating activities of continuing operations for the nine months ended September 30, 1999 was $2.2 million.

     The Company invested $3.8 million and $2.1 million in computer equipment, office furniture and fixtures and capitalized software solutions during the nine months ended September 30, 2000 and 1999, respectively. The increase reflects the purchases of computer equipment and office furniture and fixtures for consultants and administrative staff, purchases of software solutions and internally-developed software costs for customers.

     On May 31, 2000, the Company entered into a three-year revolving credit facility agreement with PNC Bank, N.A. (the "Bank"). The credit facility agreement is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the EuroRate plus 2.5% to 1.75% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable. As of September 30, 2000, the Company had outstanding borrowings under the credit facility of approximately $3.0 million. The Company estimates undrawn availability under the credit facility to be approximately $7.3 million as of September 30, 2000.

     The credit agreement provides for the following financial covenants (exclusive of SeraNova), among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to

December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of September 30, 2000, the Company was in compliance with all financial covenants.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note ("Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. A mandatory pre-payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

     In September 2000, SeraNova consummated an $8.0 million preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova would be required to make a prepayment on the Note as a result of the stock financing. Subsequently, the Company finalized with SeraNova the terms of an agreement and waiver to the Note to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the agreement and waiver included, among other things, that SeraNova pay the Company (i) $500,000 upon execution of the agreement; (ii) $500,000 on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30, 2001 and May 31, 2001; and
(iii) $400,000 on or before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova") a wholly-owned subsidiary of the Company on such date. On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared SeraNova's Registration Statement effective. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented.

     On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000, between the Company and SeraNova.

     Shares of the Company's common stock continue to trade on the Nasdaq National Market under the ticker symbol ITIG. Shares of SeraNova common stock trade on the Nasdaq National Market under the ticker symbol SERA.

     As of July 6, 2000, the Company adjusted the exercise price of all employee and director stock options to offset the reduction in option value caused by the spin-off of SeraNova. The exercise price of each stock option grant outstanding as of July 5, 2000, was adjusted based on the percentage change in the closing price of the Company's stock on the distribution date of July 5, 2000, and the ex-dividend date of July 6, 2000. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has concluded that there are no accounting consequences for changing the exercise price of outstanding stock options as a result of the spin-off.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note ("Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. A mandatory pre-payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

     In September 2000, SeraNova consummated an $8.0 million preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova would be required to make a prepayment on the Note as a result of the stock financing. Subsequently, the Company finalized with SeraNova the terms of an agreement and waiver to the Note to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the agreement and waiver included, among other things, that SeraNova pay the Company (i) $500,000 upon execution of the agreement; (ii) $500,000 on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30,

2001 and May 31, 2001; and (iii) $400,000 on or before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

        10.1 Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000.

        27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

        27.2   Financial  Data  Schedule  for  the   three-month   period  ended
               September 30, 2000.

        27.3 Financial Data Schedule for the nine-month period ended September 30, 1999.

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

               On September 14, 2000, the Company filed a report on Form 8-K/A to file the financial statements, related pro forma financial statements and exhibits required pursuant to Item 7 of the Form 8-K filed on July 17, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Intelligroup, Inc.

DATE: November 14, 2000         By: /s/ Nagarjun Valluripalli
                                   ---------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


DATE: November 14, 2000         By: /s/ Nicholas Visco
                                   ---------------------------------------------
                                    Nicholas Visco,
                                    Vice President-Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)