Form 10-K
period 2000-12-31
INTELLIGROUP INC
filed 2001-03-30
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-20943

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

                 Yes: X                            No:
                     ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State  the   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $10,398,963 at March 16, 2001 based on the last sales price on that date.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 16, 2001:

Class                                                    Number of Shares
-----                                                    ----------------

Common Stock, $.01 par value                                 16,630,125

        The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------


           Item                                                             Page
           ----                                                             ----

PART I     1.   Business.....................................................  4

           2.   Properties................................................... 16

           3.   Legal Proceedings............................................ 17

           4.   Submission of Matters to a Vote of Security Holders.......... 17

PART II    5.   Market for the Company's Common Equity and Related
                Shareholder Matters.......................................... 18

           6.   Selected Financial Data...................................... 18

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 20

           7A.  Quantitative and Qualitative Disclosure About Market Risk.... 30

           8.   Financial Statements......................................... 30

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................... 30

PART III   10.  Directors and Executive Officers of the Registrant........... 31

           11.  Executive Compensation....................................... 31

           12.  Security Ownership of Certain Beneficial Owners and
                Management................................................... 31

           13.  Certain Relationships and Related Transactions............... 31

PART IV    14.  Exhibits, List and Reports on Form 8-K....................... 32

SIGNATURES................................................................... 33

EXHIBIT INDEX................................................................ 35

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

     Overview

     Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of information technology solutions and services including the development, integration, implementation, hosting and full lifecycle support of e-commerce and enterprise applications to companies of all sizes. Our industry-specific knowledge and expertise in a wide range of technologies, coupled with our ability to provide timely and cost-effective integrated technology solutions, are intended to provide our customers with substantial improvements in the efficiency and performance of their businesses. Our mission is to develop, deploy, and host customized, scalable technology solutions that integrate seamlessly into our customers' existing environment, maximize the return on customers' technology investment, and provide a faster time-to-market and lower total cost of ownership.

     Company History

     The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its Common Stock. The Company's executive offices are located at 499 Thornall Street, Edison, New Jersey 08837 and its telephone number is (732) 590-1600.

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to shareholders. Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

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

     Business Description

     As a global application service provider, or ASP, of customized, scalable enterprise and e-commerce solutions, we have focused our development and marketing efforts on the vertical industries in which we have built expertise and which we believe are ready for adoption of the ASP model. These specific industries include: process and discrete manufacturing, professional services, and the public sector. As a full-service, single-source ASP, Intelligroup's ASPPlus(SM) Hosting service bundles the key ASP components and core competencies, combining leading e-commerce and enterprise software and a global technology infrastructure, with our application implementation, management and support resources and capabilities. Utilizing the ASP model, our "software-to-service" solutions are contracted on a predictable subscription basis and delivered to customers over a secure global network. As the single point of accountability to the customer, we support and manage every component of the ASP - from servers to software, data centers to data storage. By taking responsibility for the Service Level Agreements associated with the ASP model, we can help assure the on-going reliability of security, performance, service and long-term support for the customer.

     Our ASPPlus Hosting service provides customers with e-commerce and enterprise software selected by Intelligroup to closely match the business needs of specific market segments, such as pharmaceutical manufacturers, IT professional services organizations, high tech and educational institutions. Our strategic alliances with such software leaders as SAP, PeopleSoft, Niku, MicroStrategy, Onyx, Vignette, Crossworlds and Ariba give our customers access to the latest developments in technology-based business solutions, including enterprise resources planning, customer relationship management, business intelligence, content management, and supply chain management. To provide the global infrastructure on which we deliver and support solutions for customers worldwide, Intelligroup became a founding Platinum member of AT&T's Ecosystem for ASPs. As our strategic partner and infrastructure provider, AT&T provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities. These strategic alliances and hosting partnerships not only support our ASP model, they present strong cross-selling opportunities and multiple points of entry into a customer's enterprise.

     By customizing, configuring and integrating core business systems such as human resources and financials with business-to-business and business-to-customer applications, we can create for our customers an end-to-end technology value chain that delivers e-commerce and enterprise solutions across the entire enterprise.

     Key to our strategy is the ASPPlus Advanced Development Center in Hyderabad, India, which provides 24 x 365 development and support using the technical expertise of its developers and technical staff. In May 2000, the center was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon Software Engineering Institute ("CMM-SEI"). The achievement recognizes Intelligroup for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. Intelligroup is among the first in the IT industry to integrate CMM-SEI workforce improvement with software process improvement, for which we have achieved Software CMM-SEI Level 5 certification for continuous improvement of our software engineering. In addition, we are ISO 9001-certified for software development, support and optimization.

     Intelligroup's ASPPlus Application Management services are focused on the delivery and support of outsourced Enterprise Resource Planning ("ERP") software implementation and maintenance services. ASPPlus Application Management services provide full life cycle support of ERP applications through our offshore facilities and resources.

     Since 1987, the Company has built a solid reputation on the design, development, implementation and support of complex technology solutions based primarily on SAP, Oracle and PeopleSoft products, utilizing our best business practices, methodologies and toolsets. The Company continues to provide a wide range of information technology services, including enterprise-wide business process solutions, IT training solutions, systems integration and custom software development based on leading technologies.

     SAP, Oracle and PeopleSoft products are representative of a class of application products known as ERP software. ERP products are pre-packaged solutions for a wide-range of business areas, including financial information, manufacturing and human resources. For prospective customers, ERP products are an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged, there is a significant amount of technical work involved in implementing them and tailoring their use for a particular customer's needs. The Company recognized the implementation and customization services work as a significant potential business opportunity.

     ERP vendors such as SAP, Oracle and PeopleSoft, have a vested interest in encouraging third party service companies to provide implementation and customization services to customers. These vendors have established formal programs, which are designed to recruit and authorize third party service companies as service partners. Companies wishing to become authorized partners must meet performance criteria established by the ERP vendor. They are then allowed to use the vendor's partner designation and associated logo to promote their own services. The ERP product vendors also promote these authorized partners to customers and prospective customers of their ERP products. The Company believes that such partner status with the ERP vendors has and will continue to result in direct referrals and enhanced industry recognition.

     In 1995, the Company achieved the status of a SAP National Implementation Partner. In the same year, the Company also began to utilize Oracle's ERP application products to diversify its service offerings. In 1997, the Company enhanced its partner status with SAP, by first achieving National Logo Partner status and then AcceleratedSAP Partner status. Also, in 1997, the Company further diversified its ERP-based service offerings, by beginning to provide PeopleSoft and Baan implementation services. In July 1997, the Company was awarded PeopleSoft implementation partnership status, and, in September 1997, it was awarded Baan international consulting partnership status. In June 1998, the Company also expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid-size to large companies that were implementing or upgrading Oracle applications.

     The Company provides its services directly to end-user organizations, or as a member of consulting teams assembled by other information technology consulting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 800 customers in 2000. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Armstrong World Industries, AT&T, Block Drug Company, Bristol-Myers Squibb, IMC Global, Simon & Schuster, Lucent Technologies, Lockheed Martin and Network Associates. The Company has also participated in project teams lead by information technology consulting firms such as Ernst & Young LLP, IBM Global Services, KPMG LLP and PricewaterhouseCoopers LLP.

     Trademarks and Service Marks

     "Intelligroup," "myADVISOR," "ASPPlus" and the Company's logo are service marks of the Company.

     "Empower Solutions" is a trademark of Empower Solutions, a subsidiary of the Company.

     All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

     Safe Harbor Statements

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift its focus to comprehensive ASPPlus solutions. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o the continued uncertainty of the application service provider ("ASP") market and revenues derived from anticipated ASP business;

     o the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) patterns of software and hardware capital spending by customers, (b) information technology hosting and outsourcing trends, (c) the timing, size and stage of projects, (d) timing and impact of acquisitions, (e) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (f) levels of market acceptance for the Company's services, (g) general economic conditions, (h) the hiring of additional staff and (i) fixed price contracts;

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

     o the Company's limited operating history within the ASP line of business;

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

     o    the Company's ability to protect its intellectual property rights; and

     o In addition, in October 2000, SeraNova and Silverline Technologies Limited ("Silverline") announced the proposed acquisition of SeraNova by Silverline. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Should the spin-off be ultimately construed to be taxable, there is a risk that if SeraNova and/or Silverline are unable or unwilling to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its Tax Sharing Agreement with the Company, the Company would bear the liability to pay such resultant tax liability.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

INDUSTRY BACKGROUND

     Many businesses face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging web commerce and procurement strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase value to customers. Businesses are implementing and utilizing advanced information solutions, which enable them to redesign their business processes in such areas as product development, service delivery, manufacturing, sales and human resources.

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

     As part of their client/server strategies, organizations often acquire, or consider acquisition of, packaged enterprise-wide business software applications, including those offered by leading ERP vendors, such as SAP, Oracle and PeopleSoft. These applications are then implemented or customized to meet their particular business needs. Alternatively, the organizations may develop, or commission the development of, customized software applications to meet their needs.

     For many customers, the issue of Year 2000 compliance had driven their decisions to migrate to new client/server-based ERP solutions. Others had decided to retain their legacy mainframe applications and make them Year 2000 compliant, rather than replacing them. In both cases, these customers now have a set of core operations applications, which they use to support their central business processes. These customers may now face competing internal demands against their budgets and resources. The customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for the Company in the areas of hosting or outsourcing of the ERP applications maintenance.

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

     The majority of customers who have implemented, or are implementing, ERP solutions have been Fortune 2000 companies. The Company believes that opportunities for new ERP implementations will continue to exist in this segment, as these companies deploy ERP solutions to subsidiaries and operating units. In addition, these customers are also faced with the need to manage and maintain their ERP applications. The Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades and also for application hosting and outsourcing.

     Because of the ERP penetration of Fortune 2000 customers, the marketing focus of the ERP vendors has turned toward mid-market clients. In addition, the leading ERP vendors are also realigning their sales organizations along industry segments (e.g. manufacturing, finance, etc.). The mid-market segment presents the most opportunity for new ERP product sales and implementations. Many of these companies are growing rapidly and are likely to have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists for ERP implementation services to mid-market clients. This segment is very cost conscious and will require a highly efficient services delivery model.

     The task of developing and implementing enterprise-wide, mission-critical, information solutions is complex. It presents significant challenges for most customer organizations and can be a time consuming and costly undertaking, which typically requires significant allocation of organizational resources. Information technology managers must integrate and manage information systems environments consisting of multiple computing platforms, operating systems, databases and networking protocols, as well as multiple packaged and custom developed applications.

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

     As a result of these industry dynamics, demand for information technology services has grown significantly. It has moved from an implementation focus to one addressing an integrated view of corporate business and information processes; it has also moved to a focus on value-based pricing and cost of ownership over the total life cycle of the solution. These changes favor services companies which can provide high quality, low cost life cycle services, and which address high value solution areas for clients' businesses.

THE INTELLIGROUP SOLUTION

     Intelligroup improves its clients' business performance, through the intelligent application of information technology. We deliver to our clients timely, cost-effective and innovative ERP implementation, hosting and outsourcing solutions by combining our:

     Proven Offshore Development and Maintenance Model: The Company has the ability to develop, implement and maintain business solutions through its offshore Advanced Development Center ("ADC"), at high quality and low cost. In May 2000, the ADC was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon Software Engineering Institute ("CMM-SEI"). The achievement recognizes Intelligroup for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. Intelligroup is among the first in the IT industry to integrate CMM-SEI workforce improvement with software process improvement, for which we have achieved the Software
CMM-SEI Level 5 certification for continuous improvement of our software engineering. In addition, we are ISO 9001-certified for software development, support and optimization.

     The ADC is process driven and connected to the Company's operations centers in Asia/Pacific, the United States and Europe via high-speed satellite links. The center operates on a 24x7, round-the-clock basis, allowing next business day turn-around of work units to clients. Combining the center's quality processes, skilled development team and low cost of operation allows the Company to compete for implementation and maintenance contracts on a fixed price/fixed time basis.

     Expertise in a Wide Range of Technologies, Industries and Disciplines: The Company's consultants have expertise with SAP, Oracle and PeopleSoft products and with a wide variety of leading computing technologies, including Internet, client/server architectures, object-oriented technologies, CASE, distributed database management systems, mainframe connectivity, LAN/WAN and telecommunications technologies. The Company believes that its personnel are effective because of their technical excellence, their industry experience and their strong grounding in the disciplines of project implementation and management.

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

     Proprietary Methodologies: The Company has developed a proprietary implementation methodology, as well as a software-based implementation toolset, which are designed to minimize the time required to develop and implement SAP, Oracle and PeopleSoft solutions for its customers.

INTELLIGROUP SERVICES

     Intelligroup provides a wide range of information technology solutions and services including the development, integration, implementation, hosting and full lifecycle support of e-commerce and enterprise applications to companies of all sizes.

     Historically, the Company's services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements, which are terminable upon relatively short notice. As the Company has re-oriented itself towards serving our clients' needs over their solutions' entire life cycle, it is beginning to enter into hosting and outsourcing agreements with customers. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the hosting and outsourcing market. The Company's focus on life cycle services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

ENTERPRISE RESOURCE PLANNING SOLUTIONS

     The Company designs, develops, integrates and implements sophisticated business process solutions based on SAP, Oracle and PeopleSoft products, utilizing its best business practices, methodologies and toolsets. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses and fosters long-term customer relationships.

     Accelerated Implementation Methodology and Toolset: As a result of our experience in implementing ERP software, the Company has developed a proprietary methodology and associated toolset for implementing enterprise business software applications. The toolset also contains a project management and tracking tool, which the Company utilizes to monitor implementation projects undertaken for clients. The Company believes that its methodology and toolset throughout an implementation project, may enable its customers to realize significant savings in time and resources. Furthermore, the Company believes that use of the methodology and toolset also shortens the turn-around time for program development, as it streamlines the information flow between the Company's offices and customer sites.

APPLICATION SERVICE PROVIDER SOLUTIONS

     The Company services the Application Service Provider market with its ASPPlus Solutions, which include implementation, management and hosting of e-commerce solutions and enterprise applications. ASPPlus utilizes a mass customization approach, providing pre-configured vertical industry solutions of mission critical e-commerce and enterprise business applications. Through ASPPlus, the Company offers customized solutions to its client's specific e-commerce and enterprise needs.

APPLICATION MANAGEMENT SERVICES

     The Application Management Services ("AM") practice provides clients with application management, support and maintenance services. These services may be provided on-site, off-site through the Company's operations centers and ADC, or a combination of both on-site and off-site. The Company's low cost, high quality ADC delivery model allows the Company to compete for long term fixed price/fixed time contracts.

     The AM practice teams with the Company's various ERP practices on their implementation projects, and will take the lead role in selling and delivering longer term outsourcing relationships.

     The ADC is an important component of the Company's value proposition to customers. The Company utilizes the programmers at the ADC, in conjunction with its consultants in the United States who are on site at customer locations, to provide its customers with savings in development and implementation costs and time to project completion. The ADC allows the Company to provide cost-effective, timely and high quality software development, maintenance and support services to customers throughout the world. Intelligroup is able to deliver high value services at attractive prices due to the following: (i) the high level of expertise and experience of our ADC consultant programmers; (ii) the rigorous application of the Company's proprietary software project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the ADC's offshore location in Hyderabad, India.

     The ADC is connected by dedicated, high-speed satellite links, to certain customer sites, as well as the Company's headquarters in the United States, its European headquarters in the United Kingdom and its office in New Zealand. Over 200 qualified and experienced programmers staff the ADC. As the Company expands its ERP businesses, the ADC is being prepared to undertake projects in any of the three ERP practices (SAP, PeopleSoft and Oracle), as well as certain other advanced technologies.

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

     The Company has dedicated an increased level of resources to sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP solutions. The Company intends to implement focused sales management programs, to leverage its relationships with existing customers, as well as those with ERP and other product vendors.

     Among its sales and marketing efforts, the Company's has exhibited and presented the Company's expertise at trade events associated with the primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group and the PeopleSoft Users Group. The Company intends to continue participation in such industry-recognized programs and trade shows.

     Most importantly, however, the Company believes that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. The Company believes that it has consistently met customer expectations with respect to budgets and time schedules.

     As of December 31, 2000, the Company's sales and marketing group consisted of 28 employees in the United States, 10 employees in Europe, and 16 employees in the Asia Pacific region. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch offices in Atlanta, GA; Rosemont, IL; Foster City, CA and Trujillo Alto, Puerto Rico serve the United States market. In addition, the Company also maintains offices in Europe (Denmark, the United Kingdom and Sweden) and Asia Pacific (Australia, India, Japan, New Zealand, Singapore and Hong Kong).

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

CUSTOMERS

     The Company provides its services directly to many Fortune 2000 companies, as well as small to medium sized enterprises, or as a member of consulting teams assembled by other information technology consultants, such as the "Big Five" accounting firms. The number of customers billed by the Company has grown substantially from three customers in 1993 to approximately 800 customers in 2000.

     The Company's ten largest customers accounted for, in the aggregate, approximately 41%, 43% and 34% of its revenue in 1998, 1999 and 2000, respectively. During 1998, no single customer accounted for more than 10% of revenue. During 1999 and 2000, one customer accounted for more than 10% of revenue. In 1998, 1999 and 2000, 21%, 48% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     Although the Company has contracts with many of its customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. When providing hosting and outsourcing services for customers, the Company expects to compete for multi-year fixed term, fixed price contracts. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated.

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

     o    Software applications vendors: SAP, Oracle and PeopleSoft.

     o General management consulting firms: such as McKinsey & Co., Bain & Company.

     o    Application   service   providers:    Breakaway    Solutions,    Inc.,
          USinternetworking, Inc., Corio, Inc., and Interliant, Inc.

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

     The Company believes that it competes based on its expertise across the full life cycle of its clients' ERP solutions. This expertise includes management consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application integration and application hosting and outsourcing related to those solutions. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors.

EMPLOYEES

     As of December 31, 2000, the Company employed 1,174 full-time employees, of whom 968 were engaged as consultants or as software developers, 54 were engaged in sales and marketing, and 152 were engaged in delivery management, finance and administration. Of the total number of employees, 433 were based in the United States, 636 were based in the Asia Pacific region and 105 were based in Europe. In addition, the Company engaged 106 independent contractors to perform information technology services.

     None of the Company's employees are covered by a collective bargaining agreement. Substantially all of the Company's employees have executed employment agreements containing non-competition, non-disclosure and non-solicitation clauses. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company's future success will depend in part on its ability to continue to attract, retain, train and motivate highly qualified personnel. The Company considers relations with its employees to be good.

INTELLECTUAL PROPERTY RIGHTS

     The Company's success is dependent, in part, upon its proprietary implementation methodology, development tools and other intellectual property rights. The Company relies upon a combination of trade secret, non-disclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants and customers, and limits access to and distribution of its proprietary information. The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.

ITEM 2.        PROPERTIES.

     As of December 31, 2000, the Company owns no real property and currently leases or subleases all of its office space. The Company leases 48,475 square feet of office space in Edison, New Jersey, of which approximately 50% is subleased to SeraNova, Inc. Such lease has an initial term of ten (10) years, which commenced in September 1998. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company maintains offices for its sales and operations within the United States in Atlanta, GA; Rosemont, IL; Foster City, CA and Trujillo Alto, Puerto Rico. The Company also maintains offices in India, Australia, Sweden, Denmark, Japan, New Zealand, Singapore, Hong Kong and the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS.

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested money in SeraNova as part of a private placement of SeraNova stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks damages, alleges that the Company, as a "controlling person" vis-a-vis SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. The Company has been served with the complaint and is in the process of responding. Furthermore, the Company has made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

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

             QUARTER ENDED                 HIGH                  LOW
        -----------------------        -------------         -------------
        March 31, 1999                 $    20 1/2           $     5 1/4
        June 30, 1999                  $     9 5/8           $     5
        September 30, 1999             $     7 11/16         $     5 1/8
        December 31, 1999              $    27 11/16         $     6 7/8
        March 31, 2000                 $    45 3/4           $    19 9/16
        June 30, 2000                  $    29 1/2           $     7 1/4
        September 30, 2000             $    14 1/4           $     1 7/16
        December 31, 2000              $     3 1/8           $    25/32

     As of March 16, 2001, the approximate number of holders of record of the Common Stock was 78 and the approximate number of beneficial holders of the Common Stock was 4,671.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the selected balance sheet data as of December 31, 1999 and 2000 are derived from, are qualified by reference to, and should be read in conjunction with, the more detailed audited consolidated financial statements and the related notes thereto included elsewhere herein. The selected statement of operations data for the year ended December 31, 1996 and 1997 and the selected balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from audited financial statements of the Company which are not included elsewhere herein.

     The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                             1996       1997        1998        1999       2000
                                                             ----       ----        ----        ----       ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue........................................           $52,626    $90,607    $147,462    $146,272    $112,838
Cost of sales..................................            38,261     63,534      96,024      97,382      75,444
  Gross profit.................................            14,365     27,073      51,438      48,890      37,394
Selling, general and administrative expenses...            10,360     18,816      32,364      42,822      45,191
Acquisition Expenses...........................                --         --       1,397       2,115          --
Restructuring and other special charges........                --         --          --       7,328          --
  Total operating expenses.....................            10,360     18,816      33,761      52,265      45,191
  Operating income (loss)......................             4,005      8,257      17,677      (3,375)     (7,797)
Other income (expenses), net...................            (1,257)       252         206        (513)        570
Income (loss) from continuing operations
  before income taxes..........................             2,748      8,509      17,883      (3,888)     (7,227)
Provision (benefit) for income taxes...........               578      2,173       3,852       1,441        (573)
Income (loss) from continuing operations.......             2,170      6,336      14,031      (5,329)     (6,654)
Income (loss) from discontinued operations,
  net of income tax expense (benefit)
  of $170, $154, $599, $(235) and $(2,095).....              (240)         2        (631)     (1,261)     (4,891)
Extraordinary charge, net of income
  tax benefit of $296..........................            (1,148)        --          --          --          --
    Net income (loss)..........................           $   782    $ 6,338    $ 13,400    $ (6,590)   $(11,545)
Earnings per share(1)
  Basic earnings per share:
    Continuing operations......................           $  0.20    $  0.43    $   0.91    $  (0.34)   $  (0.40)
    Discontinued operations....................             (0.02)        --       (0.04)      (0.08)      (0.30)
    Extraordinary charge.......................             (0.11)        --          --          --          --
      Net income (loss)........................           $  0.07    $  0.43    $   0.87    $  (0.42)   $  (0.70)
Common shares - Basic..........................            11,003     14,637      15,387      15,766      16,485
Diluted earnings per share:
  Continuing operations........................           $  0.18    $  0.42    $   0.88    $  (0.34)   $  (0.40)
  Discontinued operations......................             (0.02)        --       (0.04)      (0.08)      (0.30)
  Extraordinary charge.........................             (0.10)        --          --          --          --
    Net income (loss)..........................           $  0.06    $  0.42        0.84    $  (0.42)   $  (0.70)
Common shares - Diluted........................            12,263     15,117      15,969      15,766      16,485

                                                                            AS OF DECEMBER 31,
                                                          ------------------------------------------------------
                                                             1996       1997        1998        1999       2000
                                                             ----       ----        ----        ----       ----
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................           $ 7,657    $ 8,506    $  3,568    $  5,510    $  1,327
Working capital surplus........................            15,672     30,500      32,641      29,133      23,575
Total assets...................................            22,506     44,302      66,924      80,200      67,368
Short-term debt and current portion
  of obligations under capital leases..........               226        386          11      10,585       5,623
Long-term debt and obligations under
  capital leases, less current portion.........               108        433          60          --       1,037
Shareholders' equity...........................            18,280     34,036      47,949      48,654      41,201

---------------
(1) Basic and diluted earnings per share have replaced primary and fully diluted earnings per share in accordance with SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a wide range of information technology solutions and services including the development, integration, implementation, hosting and full lifecycle support of e-commerce and enterprise applications to companies of all sizes. Our industry-specific knowledge and expertise in a wide range of technologies, coupled with our ability to provide timely and cost-effective integrated technology solutions, are intended to provide our customers with substantial improvements in the efficiency and performance of their businesses. Our mission is to develop, deploy, and host customized, scalable technology solutions that integrate seamlessly into our customers' existing environment, maximize the return on customers' technology investment, and provide a faster time-to-market and lower total cost of ownership.

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to the shareholders of the Company. Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

     On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared SeraNova's Registration Statement effective. On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented. (See Discontinued Operations.)

     During 1998 and 1999, the Company expanded its operations through its acquisitions of CPI Consulting Limited, CPI Resources Limited and the Empower Companies. The CPI Companies provide consulting and implementation services related to PeopleSoft applications. The Empower Companies provide business process reengineering, system design and development, project management and training services.

     The majority of the Company's revenues are derived from professional services rendered to customers. Revenue is typically recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. Although the Company has contracts with many of its customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated. The Company provides its services either directly to end-user organizations, or as a member of a consulting team assembled by another information technology consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the years ended December 31, 1999 and 2000, revenues derived from projects under fixed price contracts represented approximately 9% and 10%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 1999 or 2000. The Company believes that, as it pursues its strategy of providing hosting and outsourcing services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1998, 1999 and 2000, the Company's ten largest customers accounted for in the aggregate, approximately 41%, 43% and 34% of its revenue, respectively. During 1998, no single customer accounted for more than 10% of revenue. During 1999 and 2000, one customer accounted for more than 10% of revenue. For the years ended December 31, 1998, 1999 and 2000, 21%, 48% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the years ended December 31, 1998, 1999 and 2000, approximately 55%, 54% and 63%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by SAP. For each of the years ended December 31, 1998, 1999 and 2000, approximately 21%, 33% and 24%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by PeopleSoft. For each of the years ended December 31, 1998, 1999 and 2000, approximately 12%, 9% and 9%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Rosemont (Illinois), Foster City (California) and Trujillo Alto, Puerto Rico. The Company also maintains offices in Europe (Denmark, the United Kingdom, and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, Singapore and Hong

Kong). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

DISCONTINUED OPERATIONS

     On July 5, 2000, the Company completed the tax-free spin-off of SeraNova by distributing all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees).

     SeraNova represented a significant segment of the Company's business. Pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," the Consolidated Financial Statements of the Company have been reclassified to reflect the spin-off of SeraNova. Accordingly, the assets, liabilities, results of operations, and cash flows of SeraNova have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of SeraNova have been reported as "Discontinued Operations." The historical carrying amount of the net assets of SeraNova on the spin-off date has been recorded as a dividend.

     The Company has reported a $4.9 million loss from discontinued operations for the period from January 1, 2000 to July 5, 2000 and a $1.3 million and a $0.6 million loss from discontinued operations for the years ended December 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                         PERCENTAGE OF REVENUE
                                                              YEAR ENDED
                                                              DECEMBER 31
                                                   2000          1999           1998
                                                   ----          ----           ----
Revenue.......................................     100.0%        100.0%         100.0%
Cost of sales.................................      66.9          66.6           65.1
                                                   -----         -----          -----
    Gross profit..............................      33.1          33.4           34.9
Selling, general and administrative expenses..      37.2          27.3           21.0
Depreciation and amortization expense.........       2.8           2.0            0.9
Acquisition expenses..........................        --           1.4            0.9
Restructuring and other special charges.......        --           5.0             --
                                                   -----         -----          -----
    Total operating expenses..................      40.0          35.7           22.8
                                                   -----         -----          -----
    Operating income (loss)...................      (6.9)         (2.3)          12.1
Other income (expense), net...................       0.5          (0.4)           0.0
                                                   -----         -----          -----
Income (loss) from continuing operations
    before income taxes.......................      (6.4)         (2.7)          12.1
Provision (benefit) for income taxes..........      (0.5)          0.9            2.6
                                                   -----         -----          -----
Net income (loss) from continuing operations..      (5.9)%        (3.6)%          9.5%
                                                   =====         =====          =====

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following discussion compares the year ended December 31, 2000 and the year ended December 31, 1999, for continuing operations.

     Revenue. Total revenue decreased by 22.9% or $33.5 million, from $146.3 million in 1999 to $112.8 million in 2000. This decrease was primarily attributable to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocused resources into the application service provider market. The decline in traditional implementation services and slower than expected growth in the application service provider market primarily resulted from the general economic slowdown in which customers have decreased technology budgets and have displayed a lack of urgency to immediately fund information technology projects.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 22.6%, or $22.0 million, from $97.4 million in 1999 to $75.4 million in 2000. The Company's gross profit decreased by 23.5%, or $11.5 million, from $48.9 million in 1999 to $37.4 million in 2000. These decreases were primarily attributable to lower revenues. Gross margin decreased slightly to 33.1% in 2000 from 33.4% in 1999. The Company was able to maintain gross margins relatively comparable to the prior year by managing non-billable consultant time.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and related development costs and professional fees. Selling, general and administrative expenses increased by 5.3%, or $2.1 million, from $39.9 million in 1999 to $42.0 million in 2000, and increased as a percentage of revenue from 27.3% to 37.2%, respectively. The increase in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was primarily related to additional sales staff and expanded marketing efforts as the Company refocused resources around the emerging application service provider market.

     Depreciation and amortization. Depreciation and amortization expenses increased 10.3% to $3.2 million in 2000, compared to $2.9 million in 1999. The increase is primarily due to additional computers, equipment and software placed in service since 1999, in support of the ASPPlus business model.

     Acquisition expense. In 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies. This acquisition was accounted for as a pooling of interests. Acquisition costs primarily consisted of professional fees associated with the acquisition.

     Restructuring and other special charges. In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Over 83% of the total restructuring charges were paid out in 1999 and an additional 11% were paid out in 2000. Additionally, the Company recorded a reserve of $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Other income (expense), net. The Company earned $1.2 million in interest income in 2000, compared with $0.2 million in 1999. The increase was related to the additional interest earned on the balance of the note receivable with SeraNova, which increased in 2000. The Company incurred $0.6 million and $0.7 million in interest expense in 2000 and 1999, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (Benefit) provision for income taxes. During 1999, the Company generated losses for tax purposes in the United States and income related to its foreign entities (foreign source income). As of December 31, 1999, the Company planned to file a consolidated tax return. As a result, the Company would have generated unused foreign tax credits related to this foreign source income. Accordingly, as of December 31, 1999, included in deferred taxes was an asset for foreign tax credits and a related valuation allowance as the ability to apply these credits may be limited in the future.

     During 2000, the Company changed their tax strategy, and filed separate company returns for 1999 which resulted in the realization of the foreign tax credits and a portion of the valuation allowance being reversed. By choosing this strategy the Company was able to generate net operating losses which are less restrictive than the foreign tax credits.

     During 2000, the Company continued to generate overall pre-tax losses even though there were profits generated in foreign jurisdictions. The Company has provided a valuation allowance against certain of these net operating losses as the ability to utilize these losses may be limited in the future. This has negatively impacted the amount of income tax benefit recorded in 2000. Accordingly, the Company's effective tax rate was (8%) in 2000 and 37% in 1999. Based on anticipated profitability in the near future, management believes it is more likely than not, that the 2000 net deferred tax asset of $0.8 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the years ended December 31, 2000 and 1999, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate by approximately 2.0% and 5.0%, respectively.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following discussion compares the year ended December 31, 1999 and the year ended December 31, 1998, for continuing operations.

     Revenue. Total revenue decreased by 0.8% or $1.2 million, from $147.5 million in 1998 to $146.3 million in 1999. This decrease was primarily attributable to a decrease in expenditures on ERP implementations, related to Y2K concerns as companies shifted resources away from mission critical, enterprise-wide applications.

     Gross profit. The Company's cost of sales increased 1.4%, or $1.4 million, from $96.0 million in 1998 to $97.4 million in 1999. The Company's gross profit margin decreased from 34.9% in 1998 to 33.4% in 1999. The decrease was primarily attributable to lower staff utilization, experienced as a result of a decline in the ERP implementation market.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 28.7%, or $8.9 million, from $31.0 million in 1998 to $39.9 million in 1999 and increased as a percentage of revenue from 21.0% to 27.3%, respectively. The increases in such expenses in absolute dollars and as a percentage of revenue were primarily due to the increase in salaries and related benefits, reflecting headcount increases in the Company's sales force and its marketing, finance, accounting and administrative staff through acquisitions and in order to manage its growth. The Company's occupancy costs increased as a result of the relocation of its corporate headquarters. In addition, the Company experienced increases in sales and management recruiting costs, occupancy costs (as additional offices were opened in the United States), support services and the provision for doubtful accounts.

     Acquisition expense. During the year ended December 31, 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies. During the year ended December 31, 1998, the Company incurred costs of $1.4 million in connection with the acquisition of CPI Resources Limited. Both acquisitions were accounted for as a pooling of interests. Acquisition costs primarily consisted of professional fees associated with each acquisition.

     Restructuring and other special charges. In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5.6 million related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and the United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations. Over 83% of the restructuring charges were paid out in 1999. Additionally, the Company recorded a reserve of $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

     Interest expense (income). The Company incurred $0.7 million in interest expense during the year ended December 31, 1999, primarily related to its borrowings under its line of credit.

Borrowings under the line of credit were used to fund operating activities, purchases of computer equipment and office furniture and fixtures, as well as for acquisitions. The interest expense was partially offset by interest income of $0.2 million in 1999.

     Provision for income taxes. While the Company experienced an overall pre-tax loss, profits generated in certain foreign jurisdictions resulted in tax expense for the year ended December 31, 1999. Although the Company expects these foreign taxes to produce foreign tax credits in the United States, the ability to apply these credits may be limited and, therefore, the Company has provided a valuation allowance against such tax credits, which has negatively impacted income tax expense. The Company's effective income tax rate was 37% and 22% for the years ended December 31, 1999 and 1998, respectively. Based on current and anticipated profitability, management believes all recorded net deferred tax assets are more likely than not to be realized.

     In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income tax will be due during such period. Such tax holiday was extended an additional five years in 1999. For the year ended December 31, 1999 and 1998, the tax holiday favorably impacted the effective tax rate by approximately 5% and 12%, respectively.

     As discussed in the consolidated financial statements, on February 16, 1999, the Company acquired Empower Solutions, L.L.C. and Empower, Inc. (a corporation organized under subchapter S of the Internal Revenue Code). The acquisitions were accounted for as pooling of interests and thus prior year financial statements have been restated in accordance with the pooling of interests accounting. The Empower Companies were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 8% and 14% for 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash flow generated from operations and financing activities, and prior to 1998 from cash balances generated from the Company's initial and follow-on public offerings consummated in October 1996 and July 1997, respectively.

     The Company had cash and cash equivalents of $1.3 million at December 31, 2000 and $5.5 million at December 31, 1999. The Company had working capital of $23.6 million at December 31, 2000 and $29.1 million at December 31, 1999.

     Cash provided by continuing operating activities was $7.6 million during the year ended December 31, 2000, resulting primarily from decreases in accounts receivable, unbilled services and income taxes receivable, and increases in accounts payable, accrued payroll and related taxes and accrued expenses and other liabilities. These amounts were partially offset by an increase in other current assets and a decrease in income taxes payable. Cash used in continuing operating activities was $0.5 million during the year ended December 31, 1999. Cash provided by continuing operating activities during the year ended December 31, 1998 was $6.9 million.

     The Company invested $2.9 million, $2.4 million and $6.4 million in computer equipment and office furniture and fixtures in 2000, 1999 and 1998, respectively. The increase reflects purchases of computer and telecommunications equipment for consultants and administrative staff and office furniture and fixtures for consultants and administrative staff. In addition, the Company invested $4.0 million in purchased software in 2000. The purchased software is an integral component of the overall ASPPlus solution provided to customers.

     From January 29, 1999 until May 31, 2000, the Company had an unsecured three-year $30.0 million revolving credit facility with PNC Bank, N.A. (the "Bank"). The credit facility contained certain financial covenants in which the Company was not in compliance with as of June 30, 1999 and September 30, 1999. In January 2000, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy defaults, which existed under the credit agreement. The terms of the waiver and amendment included, among other things, (i) a $15.0 million reduction in availability under the credit agreement, (ii) a first priority perfected security interest on all assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. However, the Company was not in compliance with the modified financial covenants as of March 31, 2000. Accordingly, on May 9, 2000, the Bank issued to the Company a waiver of the defaults, which existed under the credit agreement for the quarter ended March 31, 2000.

     On May 31, 2000, the Company and the Bank entered into an agreement to replace the previous facility with a new three-year revolving credit facility agreement. The new credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5.0 million. The Company estimates undrawn availability under the credit facility to be $6.2 million as of December 31, 2000. As of December 31, 1999, the Company had outstanding borrowings under the prior credit facility of $10.6 million.

     The new credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) $42.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) $39.0 million at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to

December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. As of December 31, 2000, the Company was in compliance with all financial covenants.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $0.8 million as of December 31, 2000. A payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

     In September 2000, SeraNova consummated an $8.0 million preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova was required to make a prepayment of $3.0 million on the Note as a result of the stock financing. Subsequently, the Company finalized, with SeraNova, the terms of an agreement to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the new agreement included, among other things, that SeraNova pay the Company (i) $0.5 million upon execution of the agreement; (ii) $0.5 million on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30, 2001 and May 31, 2001; and (iii) $0.4 million on or before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by the Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note. The Company received from SeraNova the $0.5 million payment that was due upon execution of the agreement and a $0.4 million payment in December 2000 as an advance payment towards the principal of the Note since no Hosting Agreement was executed before December 15, 2000.

     The Company's 2001 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the anticipated collection of the note receivable from SeraNova, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

     The Company believes that its available funds, together with current credit arrangements, the anticipated collection of the note receivable from SeraNova and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In July 1999, the FASB approved SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 approved SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS No. 133," both of which amend SFAS No. 133. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137. The Company has evaluated the impact of the adoption of SFAS No. 133 and 138 and does not believe that their adoption will have a material impact on its financial position and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2000. Management has concluded that the adoption of SAB 101 did not result in a material impact on the Company's financial position or results of operations.


     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25," or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 had no impact on the Company's financial position or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Europe or Asia Pacific could adversely impact the Company's revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company's European and/or Asia Pacific operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

ITEM 8.   FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, List, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.     EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

    (a) (1)  Financial Statements.

             Reference is made to the Index to Financial Statements on Page F-1.

        (2)  Financial Statement Schedules.

             None.

        (3)  Exhibits.

             Reference is made to the Exhibit Index on Page 35.

    (b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2001.

                                         INTELLIGROUP, INC.



                                         By: /s/ Nagarjun Valluripalli
                                            -----------------------------------
                                            Nagarjun Valluripalli, Chairman and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                         DATE
       ---------                         -----                         ----

/s/ Nagarjun Valluripalli    Chairman, Chief Executive Officer    March 30, 2001
-------------------------
Nagarjun Valluripalli        and Director (principal executive
                             officer)

/s/ Nicholas Visco           Senior Vice President- Finance and   March 30, 2001
-------------------------
Nicholas Visco               Administration (principal
                             financial and accounting officer)

/s/ Rajkumar Koneru          Director                             March 30, 2001
-------------------------
Rajkumar Koneru

/s/ Klaus Besier             Director                             March 30, 2001
-------------------------
Klaus Besier

/s/ Dennis McIntosh          Director                             March 30, 2001
-------------------------
Dennis McIntosh

                                  EXHIBIT INDEX

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

    2 Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

   3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

   3.2 Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

   4.1 Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and
               (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

  10.1* 1996 Stock Plan, as amended, of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

  10.2* 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

  10.3 Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

  10.4 Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. See Exhibit 10.30.

  10.5         Employee's  Invention  Assignment and Confidentiality  Agreement.
               (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

  10.6 Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

  10.7 Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

  10.8 Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

  10.9 R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.21 and 10.31.

  10.10 ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.21 and 10.31.

  10.11 Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.20.

  10.12 Consulting Alliance Agreement with Baan International B.V. and the Company effective September 29, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

  10.13 Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

  10.14 Agreement of Purchase and Sale dated as of May 7, 1998 among the Company, Intelligroup Europe Limited and the Shareholders of CPI Consulting Limited. (Incorporated by reference to the Company's Report on Form 8-K filed May 27, 1998.)

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

  10.15 Agreement of Purchase and Sale dated as of May 21, 1998 among the Company, Intelligroup Europe Limited and the Shareholders of CPI Resources Limited. (Incorporated by reference to the Company's Report on Form 8-K filed May 27, 1998.)

  10.16 Agreement of Purchase and Sale dated as of November 25, 1998 among the Company and the Shareholders of each of Azimuth Consulting Limited, Azimuth Holdings Limited, Braithwaite Richmond Limited and Azimuth Corporation Limited. (Incorporated by reference to the Company's Report on Form 8-K filed December 8, 1998.)

  10.17 Stock Purchase Agreement dated as of December 21, 1998 among the Company and the Shareholders of Network Publishing, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed January 8, 1999.)

  10.18 Agreement and Plan of Merger dated as of February 16, 1999 by and among the Company, ES Merger Corp., Empower Solutions, LLC and the members of Empower Solutions, LLC. (Incorporated by reference to the Company's Report on Form 8-K filed February 24, 1999.)

  10.19 Agreement and Plan of Merger dated as of February 16, 1999 by and among the Company, ES Merger Corp., Empower Solutions, Inc. and the stockholders of Empower, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed February 24, 1999.)

  10.20* Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See
               Exhibit 10.11.

  10.21* Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.31.

  10.22 Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

  10.23 Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

  10.24 Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

  10.25 Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

  10.26 Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

  10.27* Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

  10.28 Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.29.

  10.29 Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.28.

  10.30*+ First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000.

  10.31+ mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. See Exhibits 10.9, 10.10 and 10.21.

  10.32+ Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company.

   21+         Subsidiaries of the Registrant.

   23+         Consent of Arthur Andersen LLP.

------------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+       Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants.................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999.............   F-3

Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998.................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 2000, 1999 and 1998.................................   F-5

Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998.................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

Financial Statement Schedules
        Financial Statement Schedules required by the Securities and Exchange Commission have been omitted, as the required information is included in the Notes to Consolidated Financial Statements or is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 2001

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                    2000               1999
                                                              -------------      -------------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................        $   1,327,000      $   5,510,000
  Accounts receivable, less allowance for doubtful
      accounts of $2,061,000 and $2,939,000 at
      December 31, 2000 and 1999, respectively..........           22,438,000         27,607,000
  Unbilled services.....................................            5,933,000          7,692,000
  Income taxes receivable...............................              384,000          3,612,000
  Deferred tax asset....................................            1,348,000          2,481,000
  Other current assets..................................            4,820,000          2,699,000
  Note receivable - SeraNova............................           11,910,000                 --
  Net current assets of discontinued operations.........                   --          7,621,000
                                                                -------------      -------------
        Total current assets............................           48,160,000         57,222,000
  Note receivable - SeraNova............................                   --          8,397,000
  Property and equipment, net...........................            9,650,000          8,557,000
  Intangible assets, net................................            4,732,000          5,188,000
  Other assets..........................................            4,826,000            836,000
                                                                -------------      -------------
                                                                $  67,368,000      $  80,200,000
                                                                =============      =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................        $   6,849,000      $   3,800,000
  Accrued payroll and related taxes.....................            6,480,000          5,527,000
  Accrued expenses and other liabilities................            5,345,000          4,273,000
  Income taxes payable..................................              288,000          3,904,000
  Current portion of long term debt and obligations
      under capital leases..............................            5,623,000         10,585,000
                                                                -------------      -------------
        Total current liabilities.......................           24,585,000         28,089,000
Deferred tax liability..................................              545,000            806,000
                                                                -------------      -------------
Obligations under capital leases, less current portion..            1,037,000                 --
                                                                -------------      -------------
Net non-current liabilities of discontinued operations..                   --          2,651,000
                                                                -------------      -------------
Commitments and contingencies
Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued or outstanding............                   --                 --
  Common stock, $.01 par value, 25,000,000 shares
      authorized, 16,630,000 and 15,949,000 shares
      issued and outstanding at December 31, 2000
      and 1999, respectively............................              166,000            160,000
  Additional paid-in capital............................           41,366,000         43,356,000
  Retained earnings.....................................            1,908,000          6,317,000
  Currency translation adjustments......................           (2,239,000)        (1,179,000)
                                                                -------------      -------------
        Total shareholders' equity .....................           41,201,000         48,654,000
                                                                -------------      -------------
                                                                $  67,368,000      $  80,200,000
                                                                =============      =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        2000               1999              1998
                                                   -------------     --------------     -------------
Revenue.......................................     $ 112,838,000     $  146,272,000     $ 147,462,000
Cost of sales.................................        75,444,000         97,382,000        96,024,000
                                                   -------------     --------------     -------------
    Gross profit.............................         37,394,000         48,890,000        51,438,000
                                                   -------------     --------------     -------------
Selling, general and administrative expenses..        42,004,000         39,892,000        30,977,000
Depreciation and amortization.................         3,187,000          2,930,000         1,387,000
Acquisition expenses..........................                --          2,115,000         1,397,000
Restructuring and other special charges.......                --          7,328,000                --
                                                   -------------     --------------     -------------
    Total operating expenses..................        45,191,000         52,265,000        33,761,000
                                                   -------------     --------------     -------------
    Operating income (loss)...................        (7,797,000)        (3,375,000)       17,677,000
Interest income (expense), net................           570,000           (513,000)          206,000
                                                   -------------     --------------     -------------
Income (loss) from continuing operations
    before income tax provision (benefit).....        (7,227,000)        (3,888,000)       17,883,000
Income tax provision (benefit)................          (573,000)         1,441,000         3,852,000
                                                   -------------     --------------     -------------
Income (loss) from continuing operations......        (6,654,000)        (5,329,000)       14,031,000
Loss from discontinued operations, net of
    tax expense (benefit) of  $(2,095,000),
    $(235,000) and $599,000, respectively.....        (4,891,000)        (1,261,000)         (631,000)
                                                   -------------     --------------     -------------
Net income (loss).............................     $ (11,545,000)    $   (6,590,000)    $  13,400,000
                                                   =============     ==============     =============
Earnings per share:
    Basic earnings per share:
        Income (loss) from continuing
           operations ........................     $       (0.40)    $        (0.34)    $        0.91
        Discontinued operations ..............             (0.30)             (0.08)            (0.04)
                                                   -------------     --------------     -------------
           Net income (loss) per share........     $       (0.70)    $        (0.42)    $        0.87
                                                   =============     ==============     =============
        Weighted average number of Common
           shares - Basic.....................        16,485,000         15,766,000        15,387,000
                                                   =============     ==============     =============
    Diluted earnings per share:
        Income (loss) from continuing
           operations ........................     $       (0.40)    $        (0.34)    $        0.88
        Discontinued operations ..............             (0.30)             (0.08)            (0.04)
                                                   -------------     --------------     -------------
        Net income (loss) per share...........     $       (0.70)    $        (0.42)    $        0.84
                                                   =============     ==============     =============
        Weighted average number ofCommon
           shares - Diluted...................        16,485,000         15,766,000        15,969,000
                                                   =============     ==============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       CUMULATIVE
                                                                          RETAINED      FOREIGN
                                         COMMON STOCK       ADDITIONAL    EARNINGS      CURRENCY         TOTAL        COMPREHENSIVE
                                         ------------        PAID-IN    (ACCUMULATED   TRANSLATION    SHAREHOLDERS'   INCOME (LOSS)
                                     SHARES      AMOUNT      CAPITAL      DEFICIT)     ADJUSTMENTS      EQUITY        FOR THE PERIOD
                                  ----------   ---------   -----------  ------------   -----------    ------------    --------------

Balance at December 31, 1997..... 15,263,000   $ 153,000   $30,812,000   $ 3,170,000   $   (99,000)   $ 34,036,000    $  6,154,000
                                                                                                                      ============
Issuance of common stock in
connection with acquisitions.....    166,000       2,000     3,126,000            --            --       3,128,000              --

Exercise of stock options........    144,000       1,000     1,021,000            --            --       1,022,000              --

Tax benefit from exercise of
stock options....................         --          --       302,000            --            --         302,000              --

Adjustment for difference in
Azimuth fiscal periods...........         --          --            --        32,000            --          32,000              --

Shareholder dividends............         --          --            --    (3,525,000)           --      (3,525,000)             --

Currency translation adjustments.         --          --            --            --      (446,000)       (446,000)   $   (446,000)

Net income.......................         --          --            --    13,400,000            --      13,400,000      13,400,000
                                  ----------   ---------   -----------   -----------   -----------    ------------    ------------

Balance at December 31, 1998..... 15,573,000     156,000    35,261,000    13,077,000      (545,000)     47,949,000    $ 12,954,000
                                                                                                                      ============
Issuance of common stock in
connection with acquisitions.....    155,000       2,000     4,589,000            --            --       4,591,000              --

Exercise of stock options........    221,000       2,000     2,996,000            --            --       2,998,000              --

Tax benefit from exercise of
stock options....................         --          --       510,000            --            --         510,000              --

Shareholder dividends............         --          --            --      (170,000)           --        (170,000)             --

Currency translation adjustments.         --          --            --            --      (634,000)       (634,000)   $   (634,000)

Net loss.........................         --          --            --    (6,590,000)           --      (6,590,000)     (6,590,000)
                                  ----------   ---------   -----------   -----------   -----------    ------------    ------------

Balance at December 31, 1999..... 15,949,000     160,000    43,356,000     6,317,000    (1,179,000)     48,654,000    $ (7,224,000)
                                                                                                                      ============
Issuance of common stock in
connection with acquisitions.....    100,000       1,000            --            --            --           1,000              --

Spin-off distribution of
SeraNova common stock............         --          --    (7,733,000)    7,136,000      (107,000)       (704,000)             --

Exercise of stock options........    581,000       5,000     5,743,000            --            --       5,748,000              --

Currency translation adjustments.         --          --            --            --      (953,000)       (953,000)   $   (953,000)

Net loss.........................         --          --            --   (11,545,000)           --     (11,545,000)    (11,545,000)
                                  ----------   ---------   -----------   -----------   -----------    ------------    ------------

Balance at December 31, 2000..... 16,630,000   $ 166,000   $41,366,000   $ 1,908,000   $(2,239,000)   $ 41,201,000    $(12,498,000)
                                  ==========   =========   ===========   ===========   ===========    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000             1999          1998
                                                                   -------------    ------------   ------------
Cash flows from operating activities:
  Net income (loss)...........................................     $(11,545,000)    $ (6,590,000)   $13,400,000
  Less: Loss from discontinued operations, net of tax.........       (4,891,000)      (1,261,000)      (631,000)
                                                                   ------------     ------------    -----------
  Income (loss) from continuing operations....................       (6,654,000)      (5,329,000)    14,031,000
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by (used in)
    operating activities of continuing operations:
      Depreciation and amortization...........................        3,187,000        2,930,000      1,387,000
      Provision for doubtful accounts.........................        3,293,000        4,742,000      1,128,000
      Deferred income taxes...................................          872,000       (1,430,000)       (12,000)
      Tax benefit from exercise of stock options..............               --          510,000        302,000
  Changes in operating assets and liabilities:
    Accounts receivable.......................................        1,876,000       (1,823,000)   (12,004,000)
    Unbilled services.........................................        1,759,000        2,250,000     (2,212,000)
    Income taxes receivable...................................        3,228,000       (3,612,000)            --
    Other current assets......................................       (2,121,000)       1,292,000     (3,274,000)
    Other assets..............................................          735,000         (120,000)      (379,000)
    Accounts payable..........................................        3,049,000       (1,021,000)     3,121,000
    Accrued payroll and related taxes.........................          953,000          312,000      2,461,000
    Accrued restructuring charges.............................         (608,000)      (4,679,000)            --
    Accrued expenses and other liabilities....................        1,680,000        4,494,000        598,000
    Income taxes payable......................................       (3,616,000)         940,000      1,738,000
                                                                   ------------     ------------    -----------
  Net cash provided by (used in) operating activities
    of continuing operations..................................        7,633,000         (544,000)     6,885,000
                                                                   ------------     ------------    -----------

Cash flows from investing activities:
    Purchase of equipment ....................................       (2,919,000)      (2,356,000)    (6,446,000)
    Purchase of software licenses.............................       (3,957,000)              --             --
                                                                   ------------     ------------    -----------
  Net cash used in investing activities of continuing
    operations................................................       (6,876,000)      (2,356,000)    (6,446,000)
                                                                   ------------     ------------    -----------

Cash flows from financing activities:
  Principal payments under capital leases.....................         (117,000)         (12,000)        (6,000)
  Proceeds from exercise of stock options.....................        5,749,000        2,998,000      1,022,000
  Shareholder dividends ......................................               --         (170,000)    (3,525,000)
  Repayment of shareholders' loans ...........................               --               --       (618,000)
  Other borrowings............................................           91,000               --             --
  Net change in line of credit borrowings.....................       (5,572,000)      10,526,000             --
  Net change in note receivable-SeraNova prior to
     spin-off date............................................       (6,662,000)      (6,618,000)    (1,475,000)
  Net change in note receivable-SeraNova subsequent to
    spin-off date ............................................        3,149,000               --             --
                                                                   ------------     ------------    -----------
    Net cash provided by (used in) financing activities
      of continuing operations................................       (3,362,000)       6,724,000     (4,602,000)
                                                                   ------------     ------------    -----------
    Effect of foreign currency exchange rate changes on cash..         (953,000)        (634,000)      (446,000)
                                                                   ------------     ------------    -----------
Net cash provided by (used in) continuing operations .........       (3,558,000)       3,190,000     (4,609,000)
Net cash used in discontinued operations .....................         (625,000)      (1,248,000)      (329,000)
                                                                   ------------     ------------    -----------
Net increase (decrease) in cash and cash equivalents .........       (4,183,000)       1,942,000     (4,938,000)
Cash and cash equivalents at beginning of period..............        5,510,000        3,568,000      8,506,000
                                                                   ------------     ------------    -----------
Cash and cash equivalents at end of period....................     $  1,327,000     $  5,510,000    $ 3,568,000
                                                                   ============     ============    ===========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes..................................     $  4,053,000     $  3,850,000    $ 2,067,000
                                                                   ============     ============    ===========
  Cash paid for interest......................................     $    603,000     $    779,000    $     7,000
                                                                   ============     ============    ===========
Supplemental disclosures of non-cash transactions:
  Issuance of common stock in connection with acquisitions....     $      1,000     $  4,591,000    $ 3,128,000
                                                                   ============     ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of information technology solutions and services including the development, integration, implementation, hosting and full lifecycle support of e-commerce and enterprise applications to companies of all sizes. The Company markets its services to a wide variety of industries, the majority of which are in the United States. The majority of the Company's business is with large established companies, including consulting firms serving numerous industries.

     On July 5, 2000, the Company spun-off its Internet applications services and management consulting businesses ("SeraNova"). This transaction resulted in the distribution of SeraNova common stock to each holder of the Company's common stock of record as of May 12, 2000. As a result of this transaction, the Consolidated Financial Statements and related notes have been restated to present the results of this business as discontinued operations (See Note 4).

     The Company's 2001 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the anticipated collection of the note receivable from SeraNova, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

Principles of Consolidation and Use of Estimates

     The accompanying financial statements include the accounts of Intelligroup, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Cash and Cash Equivalents

     Cash  and  cash  equivalents   consist  of  investments  in  highly  liquid
short-term instruments, with original maturities of three months or less from the date of purchase.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $3,293,000, $4,742,000 and $1,128,000 in 2000,
1999 and 1998, respectively. Accounts written off totaled $4,171,000, $2,649,000 and $1,083,000 in 2000, 1999 and 1998, respectively.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life (ten years). Costs of maintenance and repairs are charged to expense as incurred.

     In 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. The cost of the internal-use software and the capitalized implementation-related costs are included within computer software in property and equipment as of December 31, 2000 and 1999 (See Note
2). Such capitalized costs are amortized on a straight-line basis over the software's economic useful life of three years.

Intangible Assets

     Intangible assets, net, at December 31, 2000 and 1999 include goodwill and other intangibles totaling $4,732,000 and $5,188,000, respectively, which were attributable to the acquisition of CPI Consulting (See Note 11). These intangible assets are being amortized over the estimated useful lives ranging from 5 to 15 years using the straight-line method. Accumulated amortization was $1,044,000 and $588,000 as of December 31, 2000 and 1999,
respectively. Amortization expense was $456,000, $441,000 and $147,000 in 2000, 1999 and 1998, respectively.

Other Assets

     Other assets primarily include the cost of purchased computer software that is marketed to customers as a part of the Company's ASPPlus solution. During the year ended December 31, 2000, the Company purchased $3,957,000 of such computer software. The cost of the software will be amortized on a straight-line basis over the software's economic life (typically, three to five years). For the year ended December 31, 2000, no amortization expense was recorded since the software was not yet placed in service.

Recoverability of Long-Lived Assets

     The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. The Company recently completed a review of the recoverability of its long-lived assets and determined that no impairment exists. The amount of impairment of goodwill is determined as part of the long-lived asset groupings being evaluated.

Revenue Recognition

     The Company primarily generates revenue from professional services rendered. Revenue is recognized as services are performed with the corresponding cost of providing those services reflected as cost of sales. The majority of customers are billed on an hourly or per diem basis whereby actual time is charged directly to the customer. Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 2000 and 1999 represent services provided through December 31, 2000 and 1999, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

     The Company also generates revenue from hosting services rendered. Hosting services revenue primarily consists of monthly recurring fees for hosting services provided to customers. Revenue and the associated implementation and support costs are recognized on a monthly basis as services are performed after the hosted application has been implemented for the customer.

     The adoption of Staff Accounting Bulletin 101, relating to revenue recognition, issued in December 1999 and effective during the fourth quarter of 2000, did not have a material impact to the Company's accompanying consolidated financial statements.

Stock-Based Compensation

     Stock-based compensation is recognized using the intrinsic value method under Accounting Principles Board ("APB") No. 25. For disclosure purposes, pro forma net income (loss) and earnings (loss) per share impacts are provided as if the fair market value method had been applied.

Currency Translation

     Assets and liabilities relating to foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated into U.S. dollars using monthly average exchange rates during the year. Translation adjustments associated with assets and liabilities are excluded from income and credited or charged directly to shareholders' equity.

Concentrations

     For the years ended December 31, 2000, 1999 and 1998, approximately 63%, 54% and 55% of revenue, respectively, was derived from projects in which the Company's personnel implemented software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 2001 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP. Additionally, for each of the years ended December 31, 2000, 1999 and 1998, approximately 24%, 33% and 21%, respectively, of revenue was derived from projects in which the Company's personnel implemented software developed by PeopleSoft. For each of the years ended December 31, 2000, 1999 and 1998, approximately 9%, 9% and 12%, respectively, of the Company's total revenue was derived from projects in which the Company implemented software developed by Oracle.

     A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 2000, 1999 and 1998, 36%, 48% and 21%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     One customer accounted for approximately 10% and 15% of revenue in 2000 and 1999, respectively. Accounts receivable due from this customer was approximately $2,979,000 and $5,900,000 as of December 31, 2000, and 1999, respectively.
During 1998, no single customer accounted for more than 10% of revenue or accounts receivable.

     During 2000 and 1999, the Company derived revenues totaling $307,000 and $58,000, respectively, from contracts with an entity whose chief executive officer is a director of the Company.

Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries.

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

                                                        2000            1999             1998
                                                   ------------     -----------      ------------
Income (loss) from continuing operations.....      $ (6,654,000)    $(5,329,000)     $ 14,031,000
Loss from discontinued operations............        (4,891,000)     (1,261,000)         (631,000)
                                                   ------------     -----------      ------------
Net income (loss)............................      $(11,545,000)    $(6,590,000)     $ 13,400,000
                                                   ============     ===========      ============
Basic earnings per share:
  Weighted average number of common shares...        16,485,000      15,766,000       15,387,000
                                                   ------------     -----------      ------------
  Basic income (loss) per share from
    continuing operations....................      $      (0.40)    $     (0.34)     $       0.91
  Basic loss per share from discontinued
    operations...............................             (0.30)          (0.08)            (0.04)
                                                   ------------     -----------      ------------
  Basic net earnings (loss) per share........      $      (0.70)    $     (0.42)     $       0.87
                                                   ============     ===========      ============
Diluted earnings per share:
  Weighted average number of common shares...        16,485,000      15,766,000        15,387,000
  Common share equivalents of outstanding
    stock options............................                --              --           582,000
                                                   ------------     -----------      ------------
  Total shares...............................        16,485,000      15,766,000        15,969,000
  Diluted income (loss) per share from
    continuing operations....................      $      (0.40)    $     (0.34)     $       0.88
  Diluted loss per share from discontinued
    operations...............................             (0.30)          (0.08)            (0.04)
                                                   ------------     -----------      ------------
  Diluted net earnings (loss) per share......      $      (0.70)    $     (0.42)     $       0.84
                                                   ============     ===========      ============

     Stock options,  which would be antidilutive  (3,369,746 and 3,927,280 as of
December  31,  2000  and  1999,   respectively)  have  been  excluded  from  the
calculations of diluted shares outstanding and diluted earnings per share.

Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value. The Company does not utilize derivative instruments.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                                 2000                  1999
                                           --------------        -------------
        Vehicles.........................  $      156,000        $     172,000
        Furniture........................       3,392,000            3,158,000
        Equipment........................      10,152,000            7,552,000
        Computer software................       2,801,000            1,708,000
        Leasehold improvements...........         801,000              625,000
                                           --------------        -------------
                                               17,302,000           13,215,000
        Less-Accumulated depreciation....      (7,652,000)          (4,658,000)
                                           --------------        -------------
                                           $    9,650,000        $   8,557,000
                                           ==============        =============

     Depreciation  expense was  $2,731,000,  $2,489,000  and $1,240,000 in 2000,
1999 and 1998, respectively.


NOTE 3 - LINES OF CREDIT

     From January 29, 1999 until May 31, 2000, the Company had an unsecured three-year $30,000,000 revolving credit facility with PNC Bank, N.A. (the "Bank"). The credit facility contained certain financial covenants in which the Company was not in compliance with as of June 30, 1999 and September 30, 1999. In January 2000, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy defaults, which existed under the credit agreement. The terms of the waiver and amendment included, among other things, (i) a $15,000,000 reduction in availability under the credit agreement,
(ii) a first priority perfected security interest on all assets of the Company and its domestic subsidiaries and (iii) modification of certain financial covenants and a waiver of prior covenant defaults. However, the Company was not in compliance with the modified financial covenants as of March 31, 2000. Accordingly, on May 9, 2000, the Bank issued to the Company a waiver of the defaults, which existed under the credit agreement for the quarter ended March 31, 2000.

     On May 31, 2000, the Company and the Bank entered into an agreement to replace the previous facility with a new three-year revolving credit facility agreement. The new credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5,013,000. The Company estimates undrawn availability under the credit facility to be $6,213,000 as of December 31, 2000. As of December 31, 1999, the Company had outstanding borrowings under the prior credit facility of $10,585,000.

     The new credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) $42,000,000 at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000 and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) $39,000,000 at each of June 30, 2000, September 30, 2000, and December 31, 2000; (b) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (c) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of December 31, 2000, the Company was in compliance with all financial covenants.

     Interest expense on debt and obligations under capital leases approximated $608,000, $720,000 and $26,000 for the years ended December 31, 2000, 1999 and
1998, respectively.


NOTE 4 - DISCONTINUED OPERATIONS

     In November 1999, the Company announced its intentions to spin off its Internet applications services and management consulting business subject to certain approvals and conditions. On January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, a wholly-owned subsidiary of the Company on such date.

     On March 14, 2000, SeraNova sold 831,470 shares of its common stock to four institutional investors for $10,000,000. SeraNova granted certain demand and piggyback registration rights to such investors.

     On July 5, 2000, the Company completed the tax-free spin-off of SeraNova by distributing all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova. SeraNova represented a significant segment of the Company's business.

     Pursuant to APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements of the Company have been reclassified to reflect the spin-off of SeraNova. Accordingly, the assets, liabilities, results of operations, and cash flows of SeraNova have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of SeraNova have been reported as "Discontinued Operations." The historical carrying amount of the net assets of SeraNova on the spin-off date has been recorded as a stock dividend.

     The following is summarized financial information for the discontinued operations of SeraNova:

                                           JANUARY 1, 2000 TO       YEAR ENDED           YEAR ENDED
                                               JULY 5, 2000      DECEMBER 31, 1999    DECEMBER 31, 1998
                                           ------------------    -----------------    -----------------
Revenue................................       $  36,019,000       $   39,795,000      $  15,378,000
Pre-tax loss...........................          (6,986,000)          (1,496,000)           (32,000)
Income tax expense (benefit)...........          (2,095,000)            (235,000)           599,000
Loss from discontinued operations......          (4,891,000)          (1,261,000)          (631,000)

                                               JULY 5, 2000      DECEMBER 31, 1999
                                           ------------------    -----------------
Current assets.........................       $  25,319,000       $   12,516,000
Total assets...........................          36,874,000           18,880,000
Note payable to Intelligroup...........          15,059,000            8,397,000
Current liabilities....................           9,173,000            4,895,000
Total liabilities......................          26,170,000           13,910,000
Net assets of discontinued operations..          10,704,000            4,970,000


NOTE 5 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $803,000 as of December 31, 2000. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

     In September 2000, SeraNova consummated an $8,000,000 preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova was required to make a prepayment of $3,000,000 on the Note as a result of the stock financing. Subsequently, the Company finalized, with SeraNova, the terms of an agreement to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the new agreement included, among other things, that SeraNova pay the Company (i) $500,000 upon execution of the agreement; (ii) $500,000 on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30, 2001 and May 31, 2001; and (iii) $400,000 on or
before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note. The Company received from SeraNova the $500,000 payment that was due upon execution of the agreement and a $400,000 payment in December 2000 as an advance payment towards the principal of the Note since no Hosting Agreement was executed before December 15, 2000.


NOTE 6 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with the Company's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $5,628,000 related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations.

     Activity in accrued costs for restructuring and other special charges during 1999 and 2000 is as follows:

                                  CHARGES TO                     ACCRUED COSTS                   ACCRUED COSTS
                                  OPERATIONS      COSTS PAID      DECEMBER 31,     COST PAID      DECEMBER 31,
                                  DURING 1999     DURING 1999         1999        DURING 2000         2000
                                  -----------     -----------    -------------    -----------    -------------

Severance and related costs.....   $5,027,000     $4,162,000       $ 865,000       $ 608,000      $ 257,000
Other costs primarily to exit
facilities, contracts, and
certain activities..............      601,000        517,000          84,000              --         84,000
                                  -----------     ----------      ----------       ---------      ---------
                                   $5,628,000     $4,679,000       $ 949,000       $ 608,000      $ 341,000
                                  ===========     ==========      ==========       =========      =========

     Additionally, in 1999 the Company recorded a reserve of $1,700,000 against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

NOTE 7 - INCOME TAXES

     Income taxes provision (benefit) consists of the following:

                                                2000                1999               1998
                                           ------------        ------------       -------------
Current:
    Federal.........................       $ (1,951,000)       $  2,310,000       $   2,639,000
    State...........................                 --             345,000             729,000
    Foreign.........................            506,000             216,000             496,000
                                           ------------        ------------       -------------
                                             (1,445,000)          2,871,000           3,864,000
                                           ------------        ------------       -------------
Deferred:
    Federal.........................            872,000          (1,267,000)            (12,000)
    State...........................                 --            (163,000)                 --
                                           ------------        ------------       -------------
                                                872,000          (1,430,000)            (12,000)
                                           ------------        ------------       -------------
Total...............................       $   (573,000)       $  1,441,000       $   3,852,000
                                           ============        ============       =============

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for this difference are:

                                                             2000            1999             1998
                                                            ------          ------           ------
Tax at federal statutory rate......................          (34)%           (34)%             34%
Nondeductible expenses.............................            1               2                5
State income tax, net of federal benefit...........           --               2                4
Foreign losses for which no benefit is available...            7               3                6
Changes in valuation allowance.....................           20              77               --
Foreign operations taxed at less than U.S.
    statutory rate, primarily India................           (2)             (5)             (12)
S Corp and L.L.C. income passed through to
    shareholders...................................           --              (8)             (14)
Other..............................................           --              --               (1)
                                                            -----           -----            -----
Effective tax rate.................................           (8)%            37%              22%
                                                            =====           =====            =====

     In 1996, the Company elected a five year tax holiday in India in accordance with a local tax incentive program whereby no income taxes will be due for such period. Such tax holiday was extended for an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Prior to their acquisition, the Empower Companies (see Note 11) were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 8% and 13% for 1999 and 1998, respectively.

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                          2000           1999
                                                     -----------    ------------
  Deferred tax assets:
    Allowance for doubtful accounts................. $   742,000     $1,247,000
    Vacation accrual................................     122,000        334,000
    Net operating losses............................   4,033,000        570,000
    Foreign tax credits.............................          --      2,200,000
    Other accrued liabilities.......................     484,000        739,000
                                                     -----------     ----------
  Total deferred tax assets.........................   5,381,000      5,090,000

  Deferred tax liability-accelerated depreciation...  (1,040,000)      (806,000)

  Valuation allowance...............................  (3,538,000)    (2,609,000)
                                                     -----------     ----------
  Net deferred tax asset                             $   803,000     $1,675,000
                                                     ===========     ==========

     During 1999, the Company generated losses for tax purposes in the United States and income related to its foreign entities (foreign source income). As of December 31, 1999, the Company planned to file a consolidated tax return. As a result, the Company would have generated unused foreign tax credits related to this foreign source income. Accordingly, as of December 31, 1999, included in deferred taxes was an asset for foreign tax credits and a related valuation allowance as the ability to apply these credits may be limited in the future.

     During 2000, the Company changed their tax strategy, and filed separate company returns for 1999 which resulted in the realization of the foreign tax credits and a portion of the valuation allowance being reversed. By choosing this strategy the Company was able to generate net operating losses which are less restrictive than the foreign tax credits.

     During 2000, the Company continued to generate losses. The Company has provided a valuation allowance against certain of these net operating losses as the ability to utilize these losses may be limited in the future. Although the realization of the net deferred tax assets is not assured, management believes it is more likely than not, that the 2000 net deferred tax asset of $803,000 will be realized.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Tax-Free Spin-off of SeraNova

     On July 5, 2000, the Company distributed SeraNova common stock to shareholders in a transaction that was intended to be a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code ("Section 355") (See Note
4). If the distribution qualifies as a tax-free spin-off, neither the Company nor the Company's shareholders recognize any gain or income in connection with the transaction. However, Section 355 provides that the Company may be required to recognize a gain on the transaction if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 ("Tax Sharing Agreement"), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event.

     On October 27, 2000, SeraNova and Silverline Technologies Limited ("Silverline") announced that they had entered into an agreement and plan of merger, under which Silverline would acquire SeraNova in exchange for American depositary shares of Silverline and the assumption by Silverline of SeraNova indebtedness. However, SeraNova management has represented that the merger with Silverline was not contemplated at the time of the spin-off and accordingly, the spin-off should be tax-free. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65,000,000, plus interest and, depending on the facts that ultimately are established, penalties. SeraNova and/or Silverline would be obligated to indemnify the Company for these amounts under the Tax Sharing Agreement.

Employment Agreements

     As of December 31, 2000, the Company had employment agreements with certain of its executives, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $550,000.

Leases

     The Company leases office space, office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000. Future minimum aggregate annual lease payments are as follows:

                   FOR THE YEARS
                ENDING DECEMBER 31,              CAPITAL       OPERATING
          ------------------------------       ----------      ---------
          2001..........................       $  762,000      $3,413,000
          2002..........................          810,000       3,030,000
          2003..........................          327,000       2,651,000
          2004..........................               --       2,209,000
          2005..........................               --       1,491,000
          Thereafter....................               --       3,741,000
                                               ----------
          Subtotal......................        1,899,000
          Less-Interest.................          252,000
                                               ----------
                                                1,647,000
          Less-Current Portion..........          610,000
                                               ----------
                                               $1,037,000
                                               ==========

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $3,940,000, $4,340,000 and $3,309,000, respectively.

Legal

     The Company is engaged in certain legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9 - STOCK OPTION PLANS

     The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Option Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 4,840,000 shares of Common Stock have been reserved for issuance under the plans. Subsequent to December 31, 2000, the Company granted options to purchase an aggregate of 75,000 shares of its Common Stock to certain employees. All of the options issued pursuant to these plans expire ten years from the date of grant.

                                                                             WEIGHTED AVERAGE
                                                        NUMBER OF SHARES      EXERCISE PRICE
   ------------------------------------------------------------------------------------------
   Options Outstanding, December 31, 1997
   (93,674 exercisable)....................                1,042,946            $   10.25
   Granted.................................                1,257,630            $   16.81
   Exercised...............................                 (143,297)           $    9.32
   Canceled................................                 (258,138)           $   14.91
   ------------------------------------------------------------------------------------------
   Options Outstanding, December 31, 1998
   (262,156 exercisable)...................                1,899,141            $   14.14
   Granted.................................                3,465,759            $    8.82
   Exercised...............................                 (220,645)           $   13.47
   Canceled................................               (1,216,975)           $   14.00
   ------------------------------------------------------------------------------------------
   Options Outstanding, December 31, 1999
   (336,090 exercisable)...................                3,927,280            $    9.55
   Granted.................................                4,842,931            $    4.94
   Exercised...............................                 (581,450)           $   10.06
   Canceled................................               (4,819,015)           $    9.31
   ------------------------------------------------------------------------------------------
   Options Outstanding, December 31, 2000
   (1,038,275 exercisable).................                3,369,746            $    3.18
                                                          ===========          ===========

     Effective with the spin-off of SeraNova on July 5, 2000, all unvested Intelligroup stock options held by SeraNova employees were canceled.
Additionally, as of July 6, 2000, the exercise price of all employee and director stock options was adjusted to offset the reduction in option value caused by the spin-off of SeraNova. The exercise price of each stock option grant outstanding as of July 5, 2000, was adjusted based on the percentage change in closing price of the Company's stock on the distribution date of July 5, 2000, and the ex-dividend date of July 6, 2000. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the Company has concluded that there are no accounting consequences for changing the exercise price of outstanding stock options as a result of the spin-off.

        The  following  table   summarizes   information   about  stock  options
outstanding and exercisable at December 31, 2000:

                                     Outstanding                              Exercisable
                                     -----------                              -----------
                                      Weighted
                                       Average          Weighted                         Weighted
 Exercise Price      Number of      Remaining Life      Average         Number of         Average
     Range            shares          in years)       Exercise Price      shares       Exercise Price
-----------------------------------------------------------------------------------------------------
 $1.00 to 2.00         288,746           9.1            $  1.45           21,691          $  1.80
 $2.00 to 2.50         271,425           9.0            $  2.11           38,324          $  2.14
 $2.50 to 2.75       1,046,679           8.2            $  2.54          397,354          $  2.54
 $2.75 to 3.00         904,500           6.5            $  2.80          450,000          $  2.80
 $3.00 to 4.50         461,179           8.8            $  4.29           18,243          $  3.47
 $4.50 to 6.50         316,854           6.4            $  5.34           97,472          $  5.48
 $6.50 to 8.00          12,563           8.1            $  7.44            3,188          $  7.18
 $8.00 to 12.50         39,300           9.1            $  9.33            2,502          $  9.55
$12.50 to 14.50         28,500           9.2            $ 13.80            9,501          $ 13.80
                    -----------         -----          ---------      -----------        ---------
 $1.00 to 14.50      3,369,746           7.8            $  3.18        1,038,275          $  3.05
                    ===========                                       ===========

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value option pricing method, the tax-effective impact would be as follows:

                                              2000                1999                 1998
-----------------------------------------------------------------------------------------------
Net (Loss) Income:
    as reported................           $(11,545,000)      $ (6,590,000)        $13,400,000
    pro forma..................           $(31,990,000)      $(14,975,000)        $ 8,894,000
-----------------------------------------------------------------------------------------------
Basic Earnings per Share:
    as reported................           $      (0.70)      $      (0.42)        $      0.87
    pro forma..................           $      (1.94)      $      (0.95)        $      0.58
-----------------------------------------------------------------------------------------------
Diluted Earnings per Share:
    as reported................           $      (0.70)      $      (0.42)        $      0.84
    pro forma..................           $      (1.94)      $      (0.95)        $      0.56

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 121%, 82% and 78%, risk-free interest rate of 5.2%, 5.6% and 5.4% and expected lives of 3.4, 2.9 and 8.5 years, in 2000, 1999 and 1998, respectively. The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.68, $9.75 and $13.49, respectively.

NOTE 10 - STOCK RIGHTS

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

NOTE 11 - ACQUISITIONS

     On February 16, 1999, the Company acquired Empower Solutions, L.L.C. and its affiliate Empower, Inc. (a corporation organized under sub-chapter S of the Internal Revenue Code). The acquisitions were accounted for as poolings of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. In connection with these acquisitions, the Company issued approximately 2,000,000 shares of the Company's Common Stock. The pre-merger results of the Empower Companies were revenues of $18,000,000 and net income of $6,200,000 for 1998. In connection with the mergers, acquisition expenses of $2,115,000 were expensed during 1999. These costs primarily relate to professional fees incurred.

     On May 21, 1998, the Company acquired all of the outstanding share capital of CPI Resources Limited. The acquisition of CPI Resources Limited was accounted for as a pooling of interests. Prior results for all periods have been restated in accordance with pooling of interests accounting. As consideration for this acquisition, the Company issued 371,000 shares of the Company's Common Stock. At the time of the acquisition, CPI Resources Limited owned seventy percent of the outstanding share capital of CPI Consulting Limited. In connection with this merger, $1,397,000 of non-recurring acquisition related charges were incurred and have been charged to expense during the year ended December 31, 1998. These costs primarily relate to professional fees incurred in connection with the merger.

     On May 7, 1998, the Company acquired thirty percent of the outstanding share capital of CPI Consulting Limited. This acquisition was accounted for utilizing the purchase method of accounting. The consideration paid by the Company included the issuance of 165,696 shares of the Company's Common Stock with a fair market value of $3,100,000 at the time of purchase. An additional 155,208 shares of the Company's Common Stock with a fair market value of $2,500,000 was paid during 1999 pursuant to an earn-out relating to the operating results for the balance of 1998. The excess of purchase price over the fair value of the net assets acquired was attributed to intangible assets, amounting in the aggregate to $5,800,000.

NOTE 12 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology solutions and services. The Company had been reporting two business segments as follows:

     o Enterprise Applications Services group - the largest business segment of the Company's operations which includes the implementation, integration, development, and customization of solutions for clients utilizing a class of application products known as Enterprise Resource Planning software. This class of products includes software developed by such companies as SAP, PeopleSoft and Oracle. The segment also includes application service provider offerings including the development, customization, and integration of enterprise and e-commerce applications, hosted externally, and made accessible to customers over a secure network, on a monthly, per seat, subscription basis.

     o Internet Applications Services group - provides Internet professional services to businesses. Such services enable clients to communicate and conduct commerce between a company and its customers, suppliers, and partners over the Internet.

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the years ended December 31, 2000 1999 and 1998.

                                  UNITED STATES    ASIA-PACIFIC       EUROPE         INDIA           TOTAL
                                  -------------    ------------       ------         -----           -----
2000
----
Revenue.......................    $ 77,814,000     $10,806,000     $17,844,000     $6,374,000     $112,838,000
Depreciation & amortization...       2,023,000         145,000         697,000        322,000        3,187,000
Operating income (loss).......      (6,228,000)         81,000      (1,741,000)        91,000       (7,797,000)
Total assets..................      44,749,000       5,918,000       9,309,000      7,392,000       67,368,000

1999
----
Revenue.......................    $105,898,000     $ 8,911,000     $24,585,000     $6,878,000     $146,272,000
Depreciation & amortization...       1,675,000         156,000         807,000        292,000        2,930,000
Operating income (loss).......      (6,133,000)       (483,000)        473,000      2,768,000       (3,375,000)
Total assets..................      53,821,000       3,362,000      12,135,000      3,261,000       72,579,000 (1)

1998
----
Revenue.......................    $112,250,000     $ 5,557,000     $23,839,000     $5,816,000     $147,462,000
Depreciation & amortization...       1,135,000          78,000         115,000         59,000        1,387,000
Operating income (loss).......      13,244,000        (764,000)      1,952,000      3,245,000       17,677,000
Total assets..................      51,631,000       3,575,000       8,270,000      2,093,000       65,569,000 (1)

-----------
(1) Excludes $7,621,000 and $1,355,000 of net assets of discontinued operations as of December 31, 1999 and 1998, respectively.

     Included above are application maintenance and support revenues of $20,200,000 and $1,700,000 for the years ended December 31, 2000 and 1999, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

NOTE 13 -QUARTERLY INFORMATION (UNAUDITED)

                                                                      FISCAL YEAR QUARTERS
                                             ------------------------------------------------------------------------
                                                 FIRST         SECOND         THIRD         FOURTH          TOTAL
                                             ------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
----------------------------
Revenue.................................     $29,051,000    $27,689,000    $27,599,000    $28,499,000    $112,838,000
Gross Margin............................       9,867,000      9,199,000      9,440,000      8,888,000      37,394,000
Loss from continuing operations.........      (2,108,000)    (2,891,000)    (1,182,000)      (473,000)     (6,654,000)
Loss from discontinued operations.......      (3,079,000)    (1,812,000)            --             --      (4,891,000)
Net loss................................      (5,187,000)    (4,703,000)    (1,182,000)      (473,000)    (11,545,000)
Earnings per share - basic and diluted:
Loss per share from continuing
    operations..........................           (0.13)         (0.17)         (0.07)         (0.03)          (0.40)
Loss per share from discontinued
    operations..........................           (0.19)         (0.11)            --             --           (0.30)
Net loss per share......................           (0.32)         (0.28)         (0.07)         (0.03)          (0.70)

YEAR ENDED DECEMBER 31, 1999
----------------------------
Revenue.................................     $38,807,000    $37,820,000    $37,879,000    $31,766,000    $146,272,000
Gross Margin............................      12,281,000     12,867,000     13,340,000     10,402,000      48,890,000
Income (loss) from continuing
    operations..........................        (371,000)    (4,185,000)     1,583,000     (2,356,000)     (5,329,000)
Income (loss) from discontinued
    operations..........................         280,000        152,000        122,000     (1,815,000)     (1,261,000)
Net income (loss).......................         (91,000)    (4,033,000)     1,705,000     (4,171,000)     (6,590,000)
Earnings per share - basic and diluted:
  Income (loss) per share from
      continuing operations.............           (0.02)         (0.27)          0.10          (0.15)          (0.34)
  Income (loss) per share from
      discontinued operations...........            0.01           0.01           0.01          (0.11)          (0.08)
  Net income (loss) per share...........           (0.01)         (0.26)          0.11          (0.26)          (0.42)