Form 10-K/A
period 2000-12-31
INTELLIGROUP INC
filed 2001-04-30
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-20943

                               INTELLIGROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


         New Jersey                                      11-2880025
------------------------------              ------------------------------------
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


           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of each class                                      on which registered
-----------------------                                -------------------------

None
-----------------------                                -------------------------


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



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $10,398,963 at March 16, 2001 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 16, 2001:


Class                                                       Number of Shares
-----                                                       ----------------

Common Stock, $.01 par value                                   16,630,125

                                EXPLANATORY NOTE

     Intelligroup, Inc. (the "Company") hereby amends Items 10, 11, 12 and 13 of
Part III of its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001, by including the disclosures set forth herein.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     At the Company's Annual Meeting of Shareholders, five Directors are to be elected (which number shall constitute the entire Board of Directors of the Company) to hold office until the next Annual Meeting of Shareholders and until their successors shall have been elected and qualified.

     All of the persons whose names and biographies appear below are at present Directors of the Company. The Company intends to add an additional nominee prior to its Annual Meeting of Shareholders. In the event any of the nominees should become unavailable or unable to serve as a Director, it is intended that votes will be cast for a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that the nominees named or to be named will be unable to serve if elected. Each of the below named nominees has consented to being named in the Company's Proxy Statement and to serve if elected.

     The current members of the Board of Directors who are also nominees for election to the Board are:

                                    Served as a
Name                       Age    Director Since      Positions with the Company
----                       ---    --------------      --------------------------
Nagarjun Valluripalli....  32          1994           Chief Executive Officer and Director
Rajkumar Koneru..........  31          1994           Director
Klaus P. Besier..........  49          1996           Director
Dennis McIntosh .........  45          2000           Director


     The principal occupations and business experience, for at least the past five years, of each Director and nominee is as follows:

     Nagarjun Valluripalli joined the Company in March 1994 and currently serves as the Chief Executive Officer and as a Director of the Company. From January 4, 2000 until December 15, 2000, Mr. Valluripalli served as Co-Chief Executive Officer. Mr. Valluripalli served as Chairman of the Board of the Company until January 4, 2000. From March 1994 through October 1997, Mr. Valluripalli served as an Executive Vice President of the Company. In May 1993, Messrs. Koneru and Valluripalli co-founded Oxford Systems, Inc., a systems integration company ("Oxford"). In March 1994, Messrs. Koneru and Valluripalli sold all of the issued and outstanding capital stock of Oxford to the Company. Prior to founding Oxford, from 1990, Mr. Valluripalli was marketing manager for VJ Infosystems, a software training and services company. Mr. Valluripalli also serves on the Board of Directors of SeraNova, Inc., formerly a majority-owned subsidiary of the Company spun off from the Company in a tax-free distribution to its shareholders on July 5, 2000.

     Rajkumar Koneru currently serves as a Director of the Company and, until March 8, 2001, was the Chairman of the Board of Directors, President and Chief Executive Officer of SeraNova, Inc., formerly a majority-owned subsidiary of the Company spun off from the Company in a tax-free distribution to its shareholders on July 5, 2000. From April 1996, when Mr. Koneru joined the Company, until his resignation as Co-Chief Executive Officer in January 2000, Mr. Koneru has held various executive positions with the Company. From April 1998 until May 1999, Mr. Koneru served as Co-Chairman of the Board of the Company. From October 1997 until April 1998, Mr. Koneru served as President of U.S. Operations of the Company. From April 1996 through October 1997, Mr. Koneru served as an Executive Vice President of the Company. In May 1993, Messrs. Koneru and Valluripalli co-founded Oxford. In March 1994, Messrs. Koneru and Valluripalli sold all of the issued and outstanding capital stock of Oxford to the Company. From June 1992 through December 1992, Mr. Koneru was a consultant with Super Solutions Corporation and, from March 1993 until March 1996 he was a consultant for the Boston Group, each an information technology consulting firm. Following consummation of the Company's transaction with Oxford, Mr. Koneru continued to be employed by the Boston Group, which subcontracted Mr. Koneru's services to the Company. Mr. Koneru also serves as the Chairman of the Board of Directors of IndiaInfo.com Private Limited and Visual Interactive, Inc.

     Klaus P. Besier served as a Director of the Company from December 1996 until his resignation in April 1999. Mr. Besier rejoined the Board upon his election by the Board in May 1999. Since July 1997, Mr. Besier has served as President, Chief Executive Officer and a Director of FirePond, Inc., a publicly-traded provider of e-business solutions. From 1996 to 1997, Mr. Besier was Chairman and Chief Executive Officer of Primix Solutions. From 1992 to 1996, Mr. Besier served as Chief Executive Officer and President of SAP America, Inc., a subsidiary of SAP AG and a leading provider of client/service business application solutions software. Prior to joining SAP America, Inc., Mr. Besier was Corporate Vice President and general manager of a subsidiary of Hoechst Celanese. Mr. Besier is also a Director of EXE Technologies.

     Dennis McIntosh was elected to the Board of Directors of the Company in February 2000. Since April 1999, Mr. McIntosh has served as Executive Vice President of SBLI Mutual Life Insurance Company of New York, Inc., and has fifteen years of business experience in insurance operations and technology, financial management and consulting. From March 1997 until April 1999, Mr. McIntosh served as Senior Manager at Ernst & Young Consulting, LLP. Prior to that, from September 1993 until March 1997, Mr. McIntosh served as CIO & Vice President of Operations at Blue Cross and Blue Shield of Massachusetts. From May 1986 to September 1993, Mr. McIntosh served as Audit Director for Reed Elsevier Corporation. From May 1985 to May 1986, Mr. McIntosh served as Audit Manager for Chelsea Industries. From May 1981 to May 1985 he served as an auditor for GTE Corporation. From May 1981 to May 1983, Mr. McIntosh served as an auditor at Coopers and Lybrand. Mr. McIntosh received a Masters of Business Administration degree from The University of Connecticut in 1981 and is a certified public accountant.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. There are no family relationships among any of the executive officers, Directors and key employees of the Company.

COMPENSATION OF DIRECTORS

     On April 27, 1999, the Company's Board of Directors adopted a policy to compensate each non-employee Director who is elected to the Company's Board of Directors after such date. The Board of Directors established a cash payment of $1,500 per meeting for each meeting attended in person by each such Director ($750 per meeting for each meeting attended by conference call). Additionally, the Board of Directors established a cash payment of $500 per Committee meeting attended, whether in person or by conference call and including Committee meetings attended in person in conjunction with a regularly scheduled Board meeting. Messrs. Koneru, Besier and McIntosh are compensated pursuant to such policy. The Company does provide reimbursement to Directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board of Directors.

     In addition, on June 3, 1996, the Board of Directors approved and shareholders adopted the Company's 1996 Non-Employee Director Stock Option Plan (the "Director Plan") which became effective on July 12, 1996. The Director Plan provides for the grant of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee Directors of the Company. The Director Plan is administered by the Board of Directors.

     Each person who was a Director of the Company on the effective date of the Company's initial public offering or became or will become a Director of the Company thereafter, and who is not also an employee or officer of the Company, was or shall be granted, on the date of such initial public offering or the date on which he or she became or becomes a Director, whichever is later, an option to purchase 20,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. No subsequent grants are permitted to such individuals under the Director Plan. All options become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee then remains a Director at the time of vesting of the installments. The right to exercise annual installments of options will be reduced proportionately based on the optionee's actual attendance at Directors' meetings if the optionee fails to attend at least 80% of the Board of Directors' meetings held in any calendar year. The term of each option will be for a period of ten years from the date of grant, unless sooner terminated in accordance with the Director Plan. Options may not be transferred except by will or by the laws of descent and distribution or pursuant to a domestic relations order and are exercisable to the extent vested at any time prior to the scheduled expiration date of the option. The Director Plan terminates on the earlier of May 31, 2006 or at such time as all shares of Common Stock currently or hereafter reserved for issuance shall have been issued.

     On February 22, 2000, Dennis McIntosh received options to purchase 20,000 shares of the Company's Common Stock under the Company's Director Plan at an exercise price of $39.125 per share, the fair market value of the Company's stock at the date of grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively, the "Reporting Persons") to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Except as set forth below, based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons.

     Klaus P. Besier filed a Form 5 on February 11, 2000 reporting the sale of 5,000 shares of the Company's Common Stock on April 14, 1999. Such sale should have been reported and filed on a Form 4 no later than May 10, 1999.

     Nagarjun Valluripalli filed a Form 4 on January 26, 2001 reporting the sale of an aggregate of 7,500 shares of the Company's Common Stock during December 2000. Such sales should have been reported and filed on a Form 4 no later than January 10, 2001.

     The  following  table  identifies  the  current  executive  officers of the
Company:

                                          CAPACITIES IN           IN CURRENT
NAME                           AGE        WHICH SERVED          POSITION SINCE
----                           ---        ------------          --------------
Nagarjun Valluripalli......     32     Chief Executive                2000
                                       Officer and Director

Nicholas Visco(1)..........     41     Senior Vice President-         2000
                                       Finance &
                                       Administration, Chief
                                       Financial Officer,
                                       Treasurer and Secretary
-------------------
(1) Nicholas Visco joined the Company in July 1998 and currently serves as Senior Vice President - Finance & Administration, Chief Financial Officer, Treasurer and Secretary. Mr. Visco was appointed Vice President-Finance and Chief Financial Officer in October 1999. Additionally, Mr. Visco was appointed Treasurer and Secretary in November 1999. From July 1998 through September 1999, Mr. Visco served as the Company's Corporate Controller. Prior to joining the Company, from September 1993 until July 1998, Mr. Visco served as Director of Financial Planning and Corporate Controller for Xpedite Systems, Inc., a provider of enhanced messaging services. Mr. Visco received his undergraduate degree from Rutgers University in Economics and Accounting and is a Certified Public Accountant.

     None of the Company's executive officers is related to any other executive officer or to any Director of the Company. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.



ITEM 11.    EXECUTIVE COMPENSATION.


SUMMARY OF COMPENSATION

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2000 and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1998, 1999 and 2000.

                                         SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                                         LONG-TERM
                                                      ANNUAL COMPENSATION              COMPENSATION
                                           -----------------------------------------------------------
                                                                                         AWARDS
                                                                                    ------------------
   NAME AND PRINCIPAL                                                                   SECURITIES
        POSITION                   YEAR      SALARY       BONUS     OTHER ANNUAL        UNDERLYING         ALL OTHER
                                                                    COMPENSATION          OPTIONS        COMPENSATION
                                               ($)         ($)           ($)                (#)               ($)
                                   (b)         (c)         (d)          (e)(1)              (g)             (i)(2)
------------------------------------------------------------------------------------------------------------------------

Nagarjun Valluripalli(3)......     2000       349,992         --            --           300,000(4)          6,700
   Chief Executive Officer         1999       252,798         --            --           300,000             6,790
                                   1998       220,400         --            --                --             3,552

Nicholas Visco................     2000       158,333     50,000            --           177,500(5)             --
   Senior Vice President -         1999       127,500     20,000            --            50,000                --
   Finance & Administration,       1998        53,333      4,000            --            10,000                --
   Chief Financial Officer,
   Treasurer and Secretary

Ashok Pandey(6)...............     2000       335,409         --            --           300,000(4)          1,700
                                   1999       252,798         --            --           300,000             1,700
                                   1998       220,400         --         4,700                --            11,570

Matthew Shocklee(7)...........     2000       262,500     15,000            --           250,000(8)             --
                                   1999       427,826     45,000            --           100,000                --
                                   1998        21,277         --            --           100,000                --

Rajkumar Koneru(9)...........      2000       175,000         --            --           300,000(4)          1,700
                                   1999       252,798         --            --           300,000             1,690
                                   1998       220,400         --            --                --             3,312

---------------
(1)   Represents car insurance payments by the Company.

(2) Represents the value of insurance premiums paid by the Company with respect to whole life insurance for the benefit of the Named Executives. With respect to Mr. Pandey, such amount also includes payments pursuant to the terms of the Release Agreement (as hereinafter defined), including, among other things (i) a lump sum payment of $350,000 payable within seven days of executing the Release Agreement; and (ii) payment for accrued vacation time not to exceed fifteen (15) days. All required deductions, in accordance with the Company's regular payroll practices, will or have been deducted from each of such payments. With respect to Mr. Shocklee, such amount also includes payments pursuant to the terms of the Separation Agreement (as hereinafter defined), including, among other things (i) a lump sum payment of $260,000 less the outstanding balance of $100,000 on the Note (as hereinafter defined), payable on the first payroll date after executing the Separation Agreement; and (ii) payment for accrued vacation time.

(3) On January 4, 2000, Nagarjun Valluripalli was named Co-Chief Executive Officer and on December 15, 2000, Mr. Valluripalli was named Chief Executive Officer upon Ashok Pandey's resignation as Co-Chief Executive Officer and as a Director and employee of the Company.

(4) Represents stock options granted during fiscal year 1999, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova Inc.

(5) Includes 117,500 shares of Common Stock of the Company underlying stock options previously granted to Mr. Visco during fiscal 1998, 1999 and 2000 and which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova Inc.

(6) On January 4, 2000, Ashok Pandey was named Co-Chief Executive Officer of the Company. Mr. Pandey resigned his position as Co-Chief Executive Officer and as a Director and employee of the Company on December 15, 2000.

(7) Matthew Shocklee was appointed President of ASPplus Solutions North America of the Company on September 1, 1999 and was elected as an executive officer of the Company on May 1, 2000. On December 7, 2000, Mr. Shocklee resigned his position as President of ASPplus Solutions North America and as an employee of the Company.

(8) Represents 250,000 shares of Common Stock of the Company underlying stock options previously granted to Mr. Shocklee during fiscal 1998, 1999 and 2000 and which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova Inc.

(9) Rajkumar Koneru was named Co-Chief Executive Officer and President on May 24, 1999. He resigned from such positions in January 2000 to assume the positions of Chairman of the Board, President and Chief Executive Officer of SeraNova, Inc., formerly a majority-owned Internet solutions subsidiary spun-off from the Company in a tax-free distribution to its shareholders on July 5, 2000.

OPTION GRANTS IN 2000

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1996 Plan during 2000 to each of the Named Executives. The Company has never granted any stock appreciation rights.

                                         OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------
                                                    Individual Grants
---------------------------------------------------------------------------------------------------------------------------
                                                Percent of
                                                   Total
                                 Number of        Options                                       Potential Realizable Value
            Name                 Securities     Granted to                                       At Assumed Annual Rates
                                 Underlying    Employees in                                          of Stock Price
                                  Options         Fiscal        Exercise or     Expiration       Appreciation For Option
                                  Granted          Year         Base Price        Date                   Term(2)
                                    (#) (1)                       ($/SH)                          5%($)          10%($)
             (a)                    (b)             (c)            (d)            (e)             (f)            (g)
---------------------------------------------------------------------------------------------------------------------------

Nagarjun Valluripalli......        300,000(3)       6.2%          2.799(5)      10/04/04         528,087      1,338,230


Nicholas Visco.............          7,500(3)       0.2%          5.927(5)      07/01/08          27,956         70,844


                                    50,000(3)       1.0%          2.166(5)      09/29/09          68,110        172,598


                                    60,000(3)       1.2%          5.314(5)      05/01/10         200,518        508,135


                                    60,000(4)       1.2%          2.000         11/01/10          75,468        191,244


Ashok Pandey...............        300,000(3)       6.2%          2.799(5)      12/15/02         528,087      1,338,230


Matthew Shocklee...........         75,000(3)       1.5%          5.109(5)      12/09/08(6)      240,979        610,666


                                    55,000(3)       1.1%          1.778(5)      08/11/09(6)       61,500        155,848


                                    25,000(3)       0.5%          1.799(5)      08/19/09(6)       28,285         71,677


                                    50,000(3)       1.0%          5.314(5)      05/01/10(6)      167,099        423,446


Rajkumar Koneru............        300,000(3)       6.2%          2.799(5)      10/04/04         528,087      1,338,230

---------------------------

(1) Unless otherwise noted, such options were granted pursuant to the Company's 1996 Plan. The 1996 Plan was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996. A total of 4,700,000 shares are reserved for issuance upon the exercise of options and/or stock purchase rights granted under the 1996 Plan, 4,417,519 of which have been granted as of December 31, 2000. Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non-employee Directors and consultants. The 1996 Plan is administered by the Compensation Committee of the Board of Directors of the Company. Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options ("ISOs") or non-qualified stock options ("NQSOs")), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan. The exercise price of an ISO may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company's assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options. The 1996 Plan terminates on July 11, 2006 unless sooner terminated by the Board of Directors.

(2) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC's rules. Actual gains, if any, on stock option exercises are dependant on the future performance of the common stock, overall market conditions and the option holders continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(3) Represents the number of shares of Common Stock of the Company underlying stock options previously granted to such person which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova Inc.

(4) Represents non-qualified stock options granted outside of the Company's 1996 Plan.

(5) Represents the adjusted exercise price reflecting the impact of the spin-off by the Company of SeraNova Inc.

(6) Pursuant to the terms of the Separation Agreement (as hereinafter defined), all of Mr. Shocklee's unvested options which would have vested by December 31, 2000 were deemed vested immediately. Such options terminated to the extent not exercised by Mr. Shocklee by March 10, 2001.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning each exercise of options during 2000 by each of the Named Executives and the year-end number and value of unexercised options held by each of the Named Executives.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------
                                                     Number of
                                                     Securities      Value of
                                                     Underlying    Unexercised
                                                    Unexercised    In-the-Money
                                                     Options at     Options at
                                                       Fiscal         Fiscal
                           Shares                      Year-End       Year-End
                        Acquired on     Value           (#)           ($)(1)
        Name              Exercise     Realized     Exercisable/   Exercisable/
                            (#)          ($)       Unexercisable   Unexercisable
        (a)                 (b)          (c)            (d)            (e)
-------------------------------------------------------------------------------
Nagarjun Valluripalli..       --           --         75,000 /       -- / --
                                                     225,000

Nicholas Visco.........    2,500       67,180         15,000 /       -- / --
                                                      162,500

Ashok Pandey(2)........       --           --        300,000 /       -- / --
                                                         --

Matthew Shocklee(3)....       --           --         45,000 /       -- / --
                                                         --

Rajkumar Koneru........       --           --         75,000 /       -- / --
                                                     225,000
--------------
(1) Based on a year-end fair market value of the underlying securities equal to $0.875 less the exercise price for such shares.

(2) Pursuant to the terms of the Release Agreement (as hereinafter defined), all of Mr. Pandey's unvested options were deemed vested immediately.

(3) Pursuant to the terms of the Separation Agreement (as hereinafter defined), all of Mr. Shocklee's unvested options which would have vested by December 31, 2000 were deemed vested immediately.

EMPLOYMENT AGREEMENTS, CHANGE-IN-CONTROL AGREEMENTS, INDEMNIFICATION AGREEMENTS, NON-COMPETITION, NON-DISCLOSURE AND NON-SOLICITATION AGREEMENTS

     Mr. Visco entered into an employment agreement with the Company commencing October 1, 1999. Such employment agreement, as amended on November 1, 2000, is terminable at will by either party upon 30 days notice. Pursuant to the terms of such agreement, Mr. Visco is entitled to, among other things, (i) an annual base salary of $200,000; (ii) a potential annual bonus of 50% of such base salary; and (iii) continuation of base salary payments for a twelve (12) month period and a pro-rata bonus payment in the event of the Company's termination of Mr. Visco's employment with the Company without cause. In addition to the provisions of such agreement requiring Mr. Visco to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Visco has agreed that during the term of his employment and for a period of one year following the termination of his employment with the Company, he shall not, among other things, (i) interfere with the Company's customer relationships or
(ii) solicit the Company's employees, executives and affiliates.

     On December 15, 2000, Mr. Pandey resigned as the Company's Co-Chief Executive Officer and as a director and employee of the Company. As a result of such resignation, Mr. Pandey entered into an Agreement and General Release (the "Release Agreement") with the Company. Under the terms of the Release Agreement, the Company has paid or provided or will pay or provide to Mr. Pandey among other things (i) a lump sum payment of $350,000 payable within seven days of executing the Release Agreement; and (ii) payment for accrued vacation time not to exceed fifteen (15) days. All required deductions in accordance with the Company's regular payroll practices, will or have been deducted from each of such payments. The above agreements require Mr. Pandey to, among other things, maintain the confidentiality of Company information; and for a period of two years, not solicit the Company's customers or employees.

     Mr. Shocklee entered into an employment agreement with the Company commencing November 18, 1998. Mr. Shocklee was appointed President of ASPplus Solutions North America of the Company on September 1, 1999 and was elected as an executive officer of the Company on May 1, 2000. Mr. Shocklee resigned as the Company's President of ASPplus Solutions North America and as an employee of the Company on December 7, 2000. As a result of such resignation, Mr. Shocklee entered into a separation agreement and General Release, Waiver and Continuing Obligations Agreement (together, the "Separation Agreement") with the Company. Under the terms of the Separation Agreement, the Company has paid or will pay to Mr. Shocklee among other things (i) a lump sum payment of $260,000 less the outstanding balance of $100,000 on the Note (as hereinafter defined), payable on the first payroll date after executing the Separation Agreement; and (ii) payment for accrued vacation time. All required deductions in accordance with the Company's regular payroll practices, will or have been deducted from each of such payments. The above agreements require Mr. Shocklee to, among other things, maintain the confidentiality of Company information; and for a period of one year, not solicit the Company's customers or employees.

     In addition to the foregoing, the Company has executed indemnification agreements with each of its executive officers and Directors pursuant to which the Company has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a Director, officer, employee, agent or fiduciary of the Company.

     Substantially all of the Company's employees have agreed, pursuant to written agreement, not to compete with the Company, not to disclose Company information and not to solicit Company employees.

REPRICING OF OPTIONS

     The following table sets forth information concerning all repricings of stock options held by any executive officer during the last 10 completed fiscal years.

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

                                             10-YEAR OPTION REPRICING
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Length Of
                                               Number Of                                                         Original
                                               Securities     Market Price       Exercise                       Option Term
                                               Underlying      Of Stock At       Price  At           New         Remaining
                                                Options          Time of          Time of         Exercise       At Date of
             Name                  Date         Repriced        Repricing        Repricing         Price         Repricing
                                                  (#)            ($/SH)            ($/SH)            ($)            ($)
             (a)                    (b)           (c)              (d)              (e)             (f)             (g)
-----------------------------------------------------------------------------------------------------------------------------
Nagarjun Valluripalli.........   07/06/00        300,000           4.625            8.56            2.799      4yr., 3mo.
  Chief Executive Officer

Nicholas Visco................   07/06/00         60,000           4.625           16.25            5.314      9yr., 10 mo.
  Senior Vice President -
  Finance & Administration,      07/06/00         50,000           4.625            6.625           2.166      9yr., 2 mo.
  Chief Financial Officer,
  Treasurer and Secretary        07/06/00          7,500           4.625           18.125           5.927      8yr., 0 mo.


Ashok Pandey...............      07/06/00        300,000           4.625            8.56            2.799      4yr., 3 mo.


Matthew Shocklee...........      07/06/00         50,000           4.625           16.25            5.314      9yr., 10 mo.

                                 07/06/00         25,000           4.625            5.50            1.799      8yr., 11mo.

                                 07/06/00         55,000           4.625            5.4375          1.778      8yr., 11mo.

                                 07/06/00         75,000           4.625           15.625           5.109      8yr., 5mo.


Rajkumar Koneru............      07/06/00        300,000           4.625            8.56            2.799      4yr., 3mo

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Valluripalli, Besier and McIntosh. During 2000, the following Directors were, at various times, members of the Audit Committee: Nagarjun Valluripalli, Rajkumar Koneru, Klaus Besier and Dennis McIntosh. Messrs. Besier and McIntosh have not served as either an officer or employee of the Company or any of its subsidiaries at any time. Mr. Koneru resigned as an officer and employee of the Company in January 2000, but has continued to serve as a director of the Company. Mr. Valluripalli currently serves, and during 2000 served, as Chief Executive Officer and as a Director of the Company. Mr. Besier serves as the Chief Executive Officer of FirePond, Inc. (formerly Clear With Computers, Inc.) ("FirePond"). During 2000, the Company provided services to FirePond which produced revenues for the Company totaling approximately $307,000. The Company also provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates. There are no, and during 2000 there were no, Compensation Committee Interlocks.

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Market Index and Peer Group Index (capitalization weighted) for the period beginning on the date on which the SEC declared effective the Company's Form 8-A Registration Statement pursuant to Section 12 of the Exchange Act and ending on the last day of the Company's last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.



  [THE FOLLOWING TABLE WAS REPRESENTED AS A LINE GRAPH IN THE PRINTED MATERIAL]



                              9/26/96     12/31/96     12/31/97     12/31/98     12/31/99     12/31/00
                              -------     --------     --------     --------     --------     --------

Intelligroup, Inc..........   $100.00      $ 81.48      $141.67      $132.41      $183.33      $  6.48
Nasdaq Market Index........   $100.00      $104.83      $128.44      $181.10      $335.15      $202.36
1999 Peer Group Index
   (Capitalization
    Weighted)(3)...........   $100.00      $106.66      $137.15      $127.34      $229.31      $ 33.12

---------
(1) Graph assumes $100 invested on September 26, 1996 in the Company's Common Stock, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).

(2)  Cumulative total return assumes reinvestment of dividends.

(3) The Company has constructed a Peer Group Index of other information technology consulting firms consisting of Cambridge Technology Partners, Inc., Sapient Corporation, Technology Solutions Company, Renaissance Worldwide Inc., Answer Think Consulting Group, Inc., Marchfirst, Inc., Igate Capital Corporation, Complete Business Solutions, Inc. and Computer Horizons Corp.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee has furnished the following report:

     The Company's executive compensation policy is designed to attract and retain highly qualified individuals for its executive positions and to provide incentives for such executives to achieve maximum Company performance by aligning the executives' interest with that of shareholders by basing a portion of compensation on corporate performance.

     Some of the Named Executives are subject to employment agreements which establish salaries and other terms of employment. The Compensation Committee, however, generally reviews and approves base salary levels for executive officers of the Company at or about the start of the fiscal year and approves actual bonuses after the end of the fiscal year based upon Company and individual performance. The Compensation Committee also administers the Company's 1996 Plan.

     The Company's executive officer compensation program is comprised of base salary, discretionary annual cash bonuses, stock options and various other benefits, including medical insurance and a 401(k) Plan, which are generally available to all employees of the Company.

     Salaries, whether established pursuant to contract or otherwise, are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility, seniority, individual experience and performance. Salary increases are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or Company goals.

     Bonuses are paid on an annual basis and are discretionary. The amount of bonus is based on criteria which are designed to effectively measure a particular executive's attainment of goals which relate to his or her duties and responsibilities as well as overall Company performance. In general, the annual incentive bonus is based on operational and financial results of the Company and focuses on the contribution to these results of a business unit or division, and the executive's individual performance in achieving the results.

     The stock option program is designed to relate executives' and certain middle managers' and other key personnel long-term interests to shareholders' long-term interests. In general, stock option awards are granted if warranted by the Company's growth and profitability. Stock options are awarded on the basis of individual performance and/or the achievement of internal strategic objectives. The Company adjusted the exercise price of all employee and director stock options outstanding as of July 5, 2000 to reflect the impact of the spin-off by the Company of SeraNova Inc.

     Based on review of available information, the Committee believes that the current Chief Executive Officers' total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for computer products and services and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officers' compensation.

                            Compensation Committee Members
                            (as currently constituted )
                            Nagarjun Valluripalli
                            Klaus P. Besier
                            Dennis McIntosh



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


COMMON STOCK

     There are, as of March 16, 2001, approximately 78 holders of record and 4,671 beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of March 16, 2001, with respect to holdings of the Company's Common Stock by (i) persons known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees) and Named Executives, and (iii) all Directors and executive officers as a group. This information is based upon information furnished to the Company by each such person and/or based upon public filings with the Securities and Exchange Commission.

                                                            Amount and Nature of           Percent
Name and Address of Beneficial Owner                        Beneficial Ownership(1)        of Class(2)
------------------------------------                        -----------------------        -----------
(i)    Certain Beneficial Owners:

Ashok Pandey (3).......................................            2,380,083                 14.1%

Nagarjun Valluripalli (4)..............................            2,296,221                 13.7%

Rajkumar Koneru (5)....................................            2,024,720                 12.1%

NSA Investments, LLC (6)...............................            1,398,980                  8.4%

(ii) Directors (which includes all nominees) and Named Executives who are not set forth above:

Klaus Besier (7).......................................               20,000                  *

Dennis McIntosh (8)....................................                4,000                  *

Nicholas Visco (9).....................................               45,800                  *

Matthew Shocklee (10)..................................               34,150                  *

(iii)  All Directors and executive officers as a
       group (6 persons) (11)........................              6,770,824                 39.5%

---------------
*     Less than one percent

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2) Applicable percentage of ownership is based on 16,630,125 shares of Common Stock outstanding on March 16, 2001, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within 60 days after March 16, 2001.

(3) Represents 2,080,083 shares of Common Stock owned of record and 300,000 shares of Common Stock underlying options, granted to Mr. Pandey which are exercisable as of March 16, 2001 or sixty (60) days after such date. On July 23, 1998, Ashok Pandey, by way of gift, transferred 1,500,000 shares of Common Stock into a Trust. Pursuant to the terms and conditions of such Trust, Mr. Pandey received an annual annuity from such Trust with a final distribution being made to Mr. Pandey on January 30, 2001. The address for Mr. Pandey is 944 Stuart Road, Princeton, New Jersey 08540.

(4) Represents 2,199,221 shares of Common Stock owned of record, 22,000 shares of Common Stock owned indirectly as spouse, as of March 16, 2001, and
     75,000 shares of Common Stock underlying options, granted to Mr. Valluripalli which are exercisable as of March 16, 2001 or sixty (60) days after such date. Excludes 225,000 shares of Common Stock underlying options which become exercisable over time after such period. The address for Mr. Valluripalli is c/o Intelligroup, Inc., 499 Thornall Street, Edison, New Jersey 08837.

(5) Represents 1,949,720 shares of Common Stock owned of record as of March 16, 2001, and 75,000 shares of Common Stock underlying options, granted to Mr. Koneru which are exercisable as of March 16, 2001 or sixty (60) days after such date. Excludes 225,000 shares of Common Stock underlying options which become exercisable over time after such period. The address for Mr. Koneru is c/o SeraNova, Inc., 499 Thornall Street, Edison, New Jersey 08837.

(6) The address for NSA Investments, LLC is 250 Engamore Lane, Suite 102, Norwood, Massachusetts 02062. The information set forth on the table is based solely upon data derived from a Schedule 13-D/A filed by such shareholder.

(7) Includes 2,000 shares of Common Stock owned indirectly as spouse and 18,000 shares of Common Stock underlying options, granted to Mr. Besier as a director of the Company, which are exercisable as of March 16, 2001 or sixty (60) days after such date. Excludes 30,000 shares of Common Stock underlying options which became exercisable over time after such period.

(8) Represents 4,000 shares of Common Stock underlying options which are exercisable as of March 16, 2001 or sixty (60) days after such date. Excludes 15,000 shares of Common Stock underlying options which become exercisable over time after such period.

(9) Includes 800 shares of Common Stock owned of record and 45,000 shares of Common Stock underlying options which are exercisable as of March 16, 2001 or sixty (60) days after such date. Excludes 132,500 shares of Common Stock underlying options which become exercisable after such period.

(10) Represents 34,150 shares to Common Stock owned of record. The address for Mr. Shocklee is 615 Galway Drive, Roswell, Georgia 30076.

(11) Includes an aggregate of 517,000 shares of Common Stock underlying options granted to Directors and executive officers listed in the table which are exercisable as of March 16, 2001 or within sixty (60) days after such date. Excludes 627,500 shares underlying options granted to executive officers and Directors which become exercisable over time after such period.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Messrs. Pandey, Koneru and Valluripalli were the sole shareholders of Intelligroup Asia Private Ltd. ("Intelligroup Asia"). Historically, Intelligroup Asia operated the Advanced Development Center in Hyderabad, India for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia were subject to prior approval by the Company. The Company and Messrs. Pandey, Koneru and Valluripalli entered into an agreement pursuant to which the Company would, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997. As a result, the Company currently owns 99.8% of the shares of Intelligroup Asia. The remaining shares are expected to be transferred to the Company by Messrs. Pandey, Koneru and Valluripalli later this year. Upon consummation of such transfer, Intelligroup Asia will then be a wholly-owned subsidiary of the Company.

     In November 1996, the Company commenced operations in Singapore with the incorporation of Intelligroup Singapore Private Ltd. ("Intelligroup Singapore"). Each of the Company and Mr. Koneru owns 50% of Intelligroup Singapore.

     The Board of Directors of the Company has adopted a policy requiring that any future transactions between the Company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties. In addition, New Jersey law requires that any such transactions be approved by a majority of the disinterested members of the Company's Board of Directors.

     On April 17, 2000, the Company made a loan in the amount of $100,000 to Matthew Shocklee, the then President of ASPplus Solutions North America of the Company, as evidenced by a promissory note made by Mr. Shocklee in favor of the Company (the "Note"). Following Mr. Shocklee's resignation as President of ASPplus Solutions North America on December 7, 2000, pursuant to the terms of the Note and the Separation Agreement, the Company deducted the outstanding balance of the Note, in the amount of $100,000, from the lump sum severance payment that the Company was obligated to pay to Mr. Shocklee, in full repayment of the Note. The Note provided, among other things, for (i) repayment of the outstanding principal amount of the Note on or before December 31, 2000 or immediately upon termination of employment with the Company; (ii) the accrual of no interest on amounts outstanding under the Note during the period of Mr. Shocklee's employment by the Company; and (iii) the accrual of interest on amounts outstanding under the Note at a rate per annum equal to the Federal Funds Effective Rate announced by the Federal Reserve Bank of New York following the termination of Mr. Shocklee's employment with the Company. The largest aggregate amount of indebtedness outstanding at any time during the term of the Note was $100,000.

     During 2000, the Company provided services to FirePond which produced revenues for the Company totaling approximately $307,000. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2001.


                                          INTELLIGROUP, INC.


                                          By: /s/ Nagarjun Valluripalli
                                             --------------------------------
                                             Nagarjun Valluripalli, Chairman
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----


/s/ Nagarjun Valluripalli    Chairman, Chief Executive          April 30, 2001
-------------------------    Officer and Director
Nagarjun Valluripalli        (principal executive officer)


/s/ Nicholas Visco           Senior Vice President- Finance     April 30, 2001
-------------------------    and Administration (principal
Nicholas Visco               financial and accounting
                             officer)

/s/ Rajkumar Koneru          Director                           April 30, 2001
-------------------------
Rajkumar Koneru

/s/ Klaus Besier             Director                           April 30, 2001
-------------------------
Klaus Besier

/s/ Dennis McIntosh          Director                           April 30, 2001
-------------------------
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


   10.4* Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. See Exhibit 10.30.


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

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

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

  10.28 Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.29

  10.29 Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.28

  10.30* First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000.

  10.31 mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAPAmerica, Inc. and the Company. See Exhibits 10.9, 10.10 and 10.21.

  10.32 Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company.

    21         Subsidiaries of the Registrant.

    23         Consent of Arthur Andersen LLP.

----------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+     Filed herewith. All other exhibits previously filed.