Form 10-Q
period 2001-03-31
INTELLIGROUP INC
filed 2001-05-14
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-20943

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

              Yes: X                                     No:
                  ---                                       ---

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of May 1, 2001:

       Class                                              Number  of  Shares
       -----                                              ------------------

Common Stock, $.01 par  value                                 16,630,125

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements........................      1

               Consolidated Balance Sheets as of March 31, 2001
               (unaudited) and December 31, 2000........................      2

               Consolidated Statements of Operations and Comprehensive
               Income (Loss) for the Three Months Ended March 31, 2001
               and 2000 (unaudited).....................................      3

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2000 (unaudited).........      4

               Notes to Consolidated Financial Statements (unaudited)...      5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations............      11

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk.....................................................      20

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings........................................      21

      Item 6.  Exhibits and Reports on Form 8-K.........................      21

SIGNATURES..............................................................      22

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                               MARCH 31, 2001  DECEMBER 31, 2000
                                               --------------  -----------------
                     ASSETS
Current Assets:
  Cash and cash equivalents..................    $ 1,798,000    $ 1,327,000
  Accounts receivable, less allowance for
     doubtful accounts of $1,587,000 and
     $2,061,000 at March 31, 2001 and
     December 31, 2000, respectively.........     21,822,000     22,438,000
  Unbilled services..........................      3,908,000      5,933,000
  Income taxes receivable....................        384,000        384,000
  Deferred tax asset.........................      1,348,000      1,348,000
  Other current assets.......................      3,828,000      4,820,000
  Note receivable - SeraNova.................     10,870,000     11,910,000
                                                  ----------     ----------

      Total current assets...................     43,958,000     48,160,000

  Property and equipment, net................     10,587,000      9,650,000
  Intangible assets, net.....................      4,618,000      4,732,000
  Other assets...............................      7,495,000      4,826,000
                                                  ----------     ----------
                                                 $66,658,000    $67,368,000
                                                 ===========    ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................    $ 7,365,000    $ 6,849,000
  Accrued payroll and related taxes..........      5,003,000      6,480,000
  Accrued expenses and other liabilities.....      3,968,000      5,345,000
  Income taxes payable.......................        299,000        288,000
  Current portion of long term debt and
     obligations under capital leases........      8,776,000      5,623,000
                                                  ----------     ----------

        Total current liabilities............     25,411,000     24,585,000

Deferred tax liability.......................        545,000        545,000
                                                  ----------     ----------
Obligations under capital leases, less current
   portion...................................        799,000      1,037,000
                                                  ----------     ----------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000
     shares authorized,
     none issued or outstanding..............             --             --
  Common stock, $.01 par value, 25,000,000
     shares authorized, 16,630,000 shares issued
     and outstanding at March 31, 2001 and
     December 31, 2000.......................        166,000        166,000
  Additional paid-in capital.................     41,366,000     41,366,000
  Retained earnings..........................      2,096,000      1,908,000
  Currency translation adjustments...........     (3,725,000)    (2,239,000)
                                                  ----------     ----------
      Total shareholders' equity ............     39,903,000     41,201,000
                                                  ----------     ----------
                                                 $66,658,000    $67,368,000
                                                 ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   2001          2000
                                              -------------   ------------
Revenue....................................     $30,037,000   $29,051,000
Cost of sales..............................      20,872,000    19,184,000
                                                -----------   -----------
   Gross profit............................       9,165,000     9,867,000
                                                -----------   -----------
Selling, general and administrative
   expenses................................       8,118,000    12,090,000
Depreciation and amortization..............         945,000       847,000
                                                -----------   -----------
   Total operating expenses................       9,063,000    12,937,000
                                                -----------   -----------
   Operating income (loss).................         102,000    (3,070,000)
Interest income (expense), net.............         121,000       (29,000)
                                                -----------   -----------
Income (loss) from continuing operations
   before income tax provision (benefit)...         223,000    (3,099,000)
Income tax provision (benefit).............          35,000      (991,000)
                                                -----------   -----------
Income (loss) from continuing operations...         188,000    (2,108,000)
Loss from discontinued operations, net of
   tax benefit of  $0 and $(1,110,000),
   respectively............................              --    (3,079,000)
                                                -----------   -----------
Net income (loss)..........................     $   188,000   $(5,187,000)
                                                ===========   ===========
Earnings per share:
   Basic earnings per share:
      Income (loss) from continuing
         operations .......................     $      0.01   $     (0.13)
      Discontinued operations .............              --         (0.19)
                                                -----------   -----------
         Net income (loss) per share.......     $      0.01   $     (0.32)
                                                ===========   ===========
      Weighted average number of Common
         shares - Basic....................      16,630,000    16,162,000
                                                ===========   ===========

   Diluted earnings per share:
      Income (loss) from continuing
         operations........................     $      0.01   $     (0.13)
      Discontinued operations .............              --         (0.19)
                                                -----------   -----------
         Net income (loss) per share.......     $      0.01   $     (0.32)
                                                ===========   ===========
      Weighted average number of Common
         shares - Diluted..................      16,662,000    16,162,000
                                                ===========   ===========

Comprehensive Income (Loss)
---------------------------
Net income (loss).............................  $   188,000   $(5,187,000)
Other comprehensive income (loss) -
      Currency translation adjustments........   (1,486,000)       21,000
                                                -----------   -----------
Comprehensive loss............................  $(1,298,000)  $(5,166,000)
                                                ===========   ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                        2001          2000
                                                 -------------   ------------
Cash flows from operating activities:
  Net income (loss)..............................   $ 188,000     $(5,187,000)
  Less: Loss from discontinued operations, net of
   tax...........................................          --      (3,079,000)
                                                    ---------     -----------
  Income (loss) from continuing operations.......     188,000      (2,108,000)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   operating activities of continuing operations:
     Depreciation and amortization...............   1,053,000         847,000
     Provision for doubtful accounts.............     453,000       1,119,000
     Deferred income taxes.......................          --      (1,347,000)
  Changes in operating assets and liabilities:
   Accounts receivable...........................     163,000       4,773,000
   Unbilled services.............................   2,025,000         235,000
   Other current assets..........................     992,000        (110,000)
   Other assets..................................       9,000          21,000
   Accounts payable..............................     516,000        (989,000)
   Accrued payroll and related taxes.............  (1,477,000)      2,072,000
   Accrued expenses and other liabilities........  (1,377,000)       (347,000)
   Income taxes payable..........................      11,000      (1,810,000)
                                                   ----------      ----------
  Net cash provided by operating activities of
   continuing operations.........................   2,556,000       2,356,000
                                                   ----------       ---------

Cash flows from investing activities:
   Purchase of equipment ........................  (1,876,000)     (1,161,000)
   Purchase of software licenses.................  (2,678,000)             --
                                                   ----------       ---------
  Net cash used in investing activities of
   continuing operations.........................  (4,554,000)     (1,161,000)
                                                   ----------       ---------

Cash flows from financing activities:
  Principal payments under capital leases........    (128,000)        (3,000)
  Proceeds from exercise of stock options........          --      4,048,000
  Other borrowings...............................     (90,000)       800,000
  Net change in line of credit borrowings........   3,133,000    (10,585,000)
  Net change in note receivable-SeraNova prior to
   spin-off date.................................          --      4,484,000
  Repayment of note receivable-SeraNova subsequent
   to spin-off date, net of accrued interest of
   $222,000......................................   1,040,000             --
                                                   ----------      ---------
   Net cash provided by (used in) financing
     activities of continuing operations.........   3,955,000     (1,256,000)
                                                   ----------      ---------
   Effect of foreign currency exchange rate
     changes on cash.............................  (1,486,000)        21,000
                                                   ----------      ---------
Net cash provided by (used in) continuing
  operations ....................................     471,000       (40,000)
Net cash used in discontinued operations ........          --     (1,235,000)
                                                   ----------      ---------
Net increase (decrease) in cash and cash
  equivalents ...................................     471,000     (1,275,000)
Cash and cash equivalents at beginning of period.   1,327,000      5,510,000
                                                   ----------      ---------
Cash and cash equivalents at end of period.......  $1,798,000    $ 4,235,000
                                                   ==========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes.....................  $  422,000    $ 1,509,000
                                                   ==========    ===========
  Cash paid for interest.........................  $  223,000    $    53,000
                                                   ==========    ===========
Supplemental disclosures of non-cash transactions:
  Issuance of common stock in connection with
   acquisitions..................................  $       --    $     1,000
                                                   ==========    ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Form 10-K.

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

NOTE 2 - EARNINGS PER SHARE

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows as of March 31:

                                                      2001          2000
                                                      ----          ----

     Weighted average number of common shares     16,630,000   16,162,000

     Common share equivalents of outstanding
     stock options                                    32,000           --
                                                   ---------    ---------
     Weighted average number of common
     shares assuming dilution                     16,662,000   16,162,000
                                                  ==========   ==========

     Stock options, which would be antidilutive (3,116,562 as of March 31, 2001), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into an agreement to replace the previous credit agreement with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2001, the Company had outstanding borrowings under the credit facility of $8,146,000. The Company estimates undrawn availability under the credit facility to be $4,104,000 as of March 31, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5,013,000.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000 and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of March 31, 2001, the Company was in compliance with all financial covenants.

     Interest expense on debt and obligations under capital leases approximated $223,000 and $53,000 for the three months ended March 31, 2001 and 2000, respectively.

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

     Pursuant to APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements of the Company have been reclassified to reflect the spin-off of SeraNova. Accordingly, the assets, liabilities, results of operations, and cash flows of SeraNova have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of SeraNova have been reported as "Discontinued Operations." The historical carrying amount of the net assets of SeraNova on the spin-off date has been recorded as a stock dividend.

     The following is summarized financial information for the discontinued operations of SeraNova:

                                         JANUARY 1, 2000    JANUARY 1,
                                                TO         2000 TO MARCH
                                           JULY 5, 2000      31, 2000
                                         ---------------   -------------

      Revenue..........................   $ 36,019,000      $16,176,000
      Pre-tax loss.....................     (6,986,000)      (4,189,000)
      Income tax benefit...............     (2,095,000)      (1,110,000)
      Loss from discontinued operations     (4,891,000)      (3,079,000)

                                           JULY 5, 2000
                                         ---------------
      Current assets...................   $ 25,319,000
      Total assets.....................     36,874,000
      Note payable to Intelligroup.....     15,059,000
      Current liabilities..............      9,173,000
      Total liabilities................     26,170,000
      Net assets of discontinued
      operations.......................     10,704,000


NOTE 5 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1,025,000 and $803,000 as of March 31, 2001 and December 31, 2000, respectively. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

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

     The Company received from SeraNova the $500,000 payment that was due upon execution of the agreement and a $400,000 payment in December 2000 as an advance payment towards the principal of the Note since no Hosting Agreement was executed before December 15, 2000. During the first quarter of 2001, the Company received payments totaling $900,000 from SeraNova and issued $362,000 of credits as an adjustment to the note balance, contingent upon the timely resolution of all past due appears as of March 31, 2001. However, the Company has not yet received the entire remaining balance due as of March 31, 2001. Additionally, SeraNova has not paid the $500,000 payment that was due April 30, 2001. The Company is actively pursing collection of these amounts with SeraNova (and Silverline Technologies Limited, which acquired SeraNova in March 2001).

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

     Activity in accrued costs for restructuring and other special charges is as follows:


                                  CHARGES       COSTS      ACCRUED     COST     ACCRUED    COST    ACCRUED
                                    TO          PAID        COSTS      PAID      COSTS     PAID     COSTS
                                OPERATIONS     DURING     DECEMBER    DURING   DECEMBER   DURING   MARCH 31,
                                  IN 1999       1999      31, 1999     2000    31, 2000    2001      2001
                                ----------     ------     --------    ------   --------   ------   ---------
Severance and related costs.... $5,027,000   $4,162,000   $865,000   $608,000   $257,000  $91,000  $166,000
Other costs primarily to exit
  facilities, contracts, and
  certain activities...........    601,000      517,000     84,000         --     84,000       --    84,000
                                  --------    ---------    -------    -------    -------   ------   -------
                                $5,628,000   $4,679,000   $949,000   $608,000   $341,000  $91,000  $250,000
                                ==========   ==========   ========   ========   ========  =======  ========

NOTE 7 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, information technology solutions and services. Prior to the spin-off of SeraNova, the Company had been reporting two business segments as follows:

     o ENTERPRISE APPLICATIONS SERVICES GROUP - the largest business segment of the Company's operations, which provides a wide range of information technology solutions and services, including the development, integration, implementation, hosting and application management and support of e-commerce and enterprise applications to companies of all sizes.

     o  INTERNET  APPLICATIONS  SERVICES  GROUP  -  the  Internet   professional
        services to businesses segment of the Company's operations, which provides information technology services that enable customers to communicate and conduct commerce between its customers, suppliers and partners over the Internet.

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the three months ended March 31, 2001 and 2000.


                         UNITED
                         STATES   ASIA-PACIFIC    EUROPE       INDIA       TOTAL
                         ------   ------------    ------       -----       -----
THREE MONTHS ENDED
------------------
MARCH 31, 2001
--------------
Revenue.............. $19,522,000  $3,445,000   $3,865,000   $3,205,000   $30,037,000

Depreciation &            538,000      84,000      183,000      140,000       945,000 (1)
amortization.........

Operating income          (10,000)   (269,000)    (733,000)   1,114,000       102,000
(loss)...............

Total assets.........  45,779,000   7,678,000    8,647,000    4,554,000    66,658,000


THREE MONTHS ENDED
------------------
MARCH 31, 2000
--------------
Revenue.............. $21,006,000  $2,120,000   $4,812,000   $1,113,000   $29,051,000

Depreciation &            571,000      28,000      174,000       74,000       847,000
amortization.........

Operating income       (2,453,000)   (286,000)    (425,000)      94,000    (3,070,000)
(loss)...............

Total assets.........  47,416,000   3,496,000    5,774,000    4,951,000    61,637,000 (2)


-------------------------
(1) Excludes $108,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2001.
(2) Excludes $12,384,000 of net assets of discontinued operations as of March 31, 2000.

     Included above are hosting and application management and support revenues of $5,103,000 and $4,869,000 for the three months ended March 31, 2001 and 2000, respectively. Other information related to the hosting and application management and support business is not available and the Company determined that it would be impractical to calculate such data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company provides a wide range of information technology solutions and services including the development, integration, implementation, hosting and application management and support of e-commerce and enterprise applications to companies of all sizes. The Company's industry-specific knowledge and expertise in a wide range of technologies, coupled with its ability to provide timely and cost-effective integrated technology solutions, are intended to provide its customers with substantial improvements in the efficiency and performance of their businesses. The Company's mission is to develop, deploy, and host customized, scalable technology solutions that integrate seamlessly into its customers' existing environment, maximize the return on its customers' technology investment, and provide a faster time-to-market and lower total cost of ownership.

     Since the Company's inception in 1987, it has built its reputation on the design, development, implementation and support of complex technology solutions based primarily on SAP, Oracle and PeopleSoft products. In late 1999, the Company made the strategic decision to leverage its traditional application implementation and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to the shareholders of the Company. Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

     On January 27, 2000, SeraNova filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the proposed spin-off of SeraNova from the Company. On June 29, 2000, the SEC declared SeraNova's Registration Statement effective. On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova. Accordingly, the assets, liabilities and results of operations of SeraNova have been reported as discontinued operations for all periods presented. (See "Discontinued Operations").

     As a global ASP of customized, scalable enterprise and e-commerce solutions, the Company has focused its development and marketing efforts on the vertical industries in which it has built expertise and which it believes are ready for adoption of the ASP model. These specific industries include: process and discrete manufacturing, professional services, and the public sector. As a full-service, single-source ASP, Intelligroup's ASPPlus(SM) Hosting service bundles the key ASP components and core competencies, combining leading e-commerce and enterprise software and a global technology infrastructure, with the Company's application implementation, management and support resources and capabilities. Utilizing the ASP model, the Company's "software-to-service" solutions are contracted on a predictable subscription basis and delivered to its customers over a secure global network. As the single point of accountability to the customer, the Company supports and manages every component of the ASP - from servers to software, data centers to data storage. By taking responsibility for the Service Level Agreements associated with the ASP model, the Company can help assure the on-going reliability, security, performance, service and long-term support for the customer.

     The Company's ASPPlus Hosting service provides customers with e-commerce and enterprise software selected by Intelligroup to closely match the business needs of specific market segments, such as pharmaceutical manufacturers, IT professional services organizations, high tech and educational institutions. Its strategic alliances with such software leaders as SAP, PeopleSoft, Oracle, Niku, MicroStrategy, Onyx, Vignette, Crossworlds and Ariba give its customers access to the latest developments in technology-based business solutions, including enterprise resources planning, customer relationship management, business intelligence, content management, and supply chain management. To provide the global infrastructure on which to deliver and support solutions for its customers worldwide, Intelligroup became a founding Platinum member of AT&T's Ecosystem for ASPs. As its strategic partner and infrastructure provider, AT&T provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities. These strategic alliances and hosting partnerships not only support the ASP model, they present strong cross-selling opportunities and multiple points of entry into a customer's enterprise.

     By customizing, configuring and integrating core business systems such as human resources and financials with business-to-business and business-to-customer applications, the Company creates for its customers an end-to-end technology value chain that delivers e-commerce and enterprise solutions across the entire enterprise.

     Key to the Company's strategy is the Advanced Development Center ("ADC") in Hyderabad, India, which provides 24 x 365 development and support using the technical expertise of its developers and technical staff. In May 2000, the center was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon Software Engineering Institute ("CMM-SEI"). The achievement recognizes Intelligroup for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. Intelligroup is among the first in the IT industry to integrate CMM-SEI workforce improvement with software process improvement, for which it has achieved Software CMM-SEI Level 5 certification for continuous improvement of its software engineering. In addition, the ADC is ISO 9001-certified for software development, support and optimization.

     Intelligroup's ASPPlus Application Management services deliver and support outsourced enterprise application and e-commerce software. ASPPlus Application Management services provide full life cycle support of enterprise application and e-commerce applications through offshore facilities and resources.

     The majority of the Company's revenues continue to be derived from professional consulting services rendered to customers. Revenue is typically recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. Although the Company has contracts with many of its customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated. The Company provides its services either directly to end-user organizations, or as a member of a consulting team assembled by another information technology consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2000, revenues derived from projects under fixed price contracts represented approximately 10% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 14% of the Company's total revenue during the three months ended March 31, 2001. No single fixed price project was material to the Company's business during 2000 or during the three months ended March 31, 2001. The Company believes that, as it pursues its strategy of providing hosting and application management and support services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements, and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For each of the three months ended March 31, 2001 and the year ended December 31, 2000, the Company's ten largest customers accounted for in the aggregate approximately 34% of revenue. For the three months ended March 31, 2001, no single customer accounted for more than 10% of revenues. For the year ended December 31, 2000, one customer accounted for more than 10% of revenue. For the three months ended March 31, 2001 and the year ended December 31, 2000, 39% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the three months ended March 31, 2001 and the year ended December 31, 2000, approximately 69% and 63%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by SAP. For the three months ended March 31, 2001 and the year ended December 31, 2000, approximately 16% and 24%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by PeopleSoft. For each of the three months ended March 31, 2001 and the year ended December 31, 2000, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the

Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), with branch offices in Atlanta (Georgia), Rosemont (Illinois), Foster City (California) and Trujillo Alto, Puerto Rico. The Company also maintains offices in Europe (Denmark, the United Kingdom, and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, Singapore and Hong Kong). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

     The Company has reported a $3.1 million loss from discontinued operations for the three months ended March 31, 2000.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift its focus to comprehensive ASPPlus solutions. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o  the  continued uncertainty  of the  Application Service Provider ("ASP")
        market   and  revenues  derived   from  anticipated   ASP  hosting   and
        application management and support business;

     o the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) patterns of software and hardware capital spending by customers, (b) information technology hosting and outsourcing trends, (c) the timing, size and stage of projects, (d) timing and impact of acquisitions, (e) new service introductions by the Company or  its  competitors  and the timing of  new  product  introductions  by the Company's enterprise application and e-commerce partners, (f) levels of market acceptance for the Company's services, (g) general economic conditions, (h) the hiring of additional staff and (i) fixed price contracts;

     o  changes in the Company's billing and employee utilization rates;

     o the Company's ability to manage its growth effectively, which will require the Company to (a) continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) attract, train, retain, motivate and manage its employees, (c) continue to maintain high rates of employee utilization at profitable billing rates, (d) successfully integrate the personnel and businesses acquired by the Company, and (e) maintain project quality, particularly if the size and scope of the Company's projects increase;

     o  the  Company's  ability  to  maintain  an  effective   internal  control
        structure;

     o  the  Company's   limited  operating  history  within  the  ASP  line  of
        business;

     o the Company's reliance on a continued relationship with SAP America and the Company's present status as a mySAP.com Partner - Services or SAP Services Partner;

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

     o uncertainties resulting from pending litigation matters, from potential administrative and regulatory immigration and tax law matters and from the outstanding liability of SeraNova to the Company under the promissory note dated May 31, 2000, as amended;

     o  the Company's ability to protect its intellectual property rights; and

     o in addition, in March 2001, SeraNova and Silverline Technologies Limited ("Silverline") consummated the acquisition of SeraNova by Silverline. SeraNova's management has represented that such
        acquisition  was  not  contemplated   at  the  time of
        the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Should the spin-off be ultimately construed to be taxable, there is a risk that if SeraNova and/or Silverline are unable or unwilling to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its Tax Sharing Agreement with the Company, the Company would bear the liability to pay such resultant tax liability.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of total revenue, for continuing operations:

                                                  PERCENTAGE OF REVENUE
                                          --------------------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------
                                                  2001              2000
                                                  ----              ----

Revenue................................           100.0%            100.0%
Cost of sales..........................            69.5              66.0
                                          -------------------  -----------------
   Gross profit........................            30.5              34.0
Selling, general and administrative                27.0              41.6
   expenses............................
Depreciation and amortization expense..             3.2               3.0
                                          -------------------  -----------------
   Total operating expenses............            30.2              44.6
                                          -------------------  -----------------
   Operating income (loss).............             0.3             (10.6)
Other income (expense), net............             0.4              (0.1)
                                          -------------------  -----------------
Income (loss) from continuing
   operations before income taxes......             0.7             (10.7)
Provision (benefit) for income taxes...             0.1              (3.4)
                                          -------------------  -----------------
Net income (loss) from continuing
   operations..........................             0.6%             (7.3)%
                                          ===================  =================


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     The following discussion compares the three months ended March 31, 2001 and the three months ended March 31, 2000, for continuing operations.

     REVENUE. Total revenue increased by 3.4%, or $0.9 million, from $29.1 million during the three months ended March 31, 2000, to $30.0 million during the three months ended March 31, 2001. The increase in revenue was primarily attributable to continued demand for traditional consulting service offerings, including enterprise and e-commerce implementations and extensions, and an increased demand for application management and support services, offshore development services and our proprietary SAP upgrade toolset, Uptimizer.

     GROSS PROFIT. Cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. Cost of sales increased by 8.8%, or $1.7 million, from $19.2 million during the three months ended March 31, 2000 to $20.9 million during the three months ended March 31, 2001. The increase in cost of sales was primarily due to additional salary, payroll taxes, benefits, travel and training costs for consultants, as billable headcount increased during the three months ended March 31, 2001. The increase in billable headcount resulted from efforts to adapt and capitalize on changes in the global marketplace. Gross profit decreased by 7.1%, or $0.7 million, from $9.9 million during the three months ended March 31, 2000 to $9.2 million during the three months ended March 31, 2001. Gross profit margin decreased from 34.0% of revenue during the three months ended March 31, 2000 to 30.5% of revenue during the three months ended March 31, 2001. The decrease in gross margins reflects a combination of competitive pressure on consultant billing rates in the current market, and growth in the long-term application management and support business.

     SELLING,  GENERAL  AND  ADMINISTRATIVE   EXPENSES.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and professional fees. Selling, general and administrative expenses decreased by 32.9%, or $4.0 million, from $12.1 million during the three months ended March 31, 2000 to $8.1 million during the three months ended March 31, 2001, and decreased as a percentage of revenue from 41.6% to 27.0%, respectively. The decrease in such expenses, in absolute dollars and as a percentage of revenue, was primarily related to the significant investments in marketing and developing the hosting and application management business during the first three months of 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain an alignment with current and projected revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 11.6% to $0.9 million (excluding $0.1 million of depreciation and amortization included in cost of sales) during the three months ended March 31, 2001, compared to $0.8 million during the three months ended March 31, 2000. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since March 31, 2000.

     INTEREST INCOME (EXPENSE). The Company earned $344,000 in interest income during the three months ended March 31, 2001, compared with $24,000 during the three months ended March 31, 2000. The increase was primarily related to the interest earned on the balance of the note receivable with SeraNova. The Company incurred $223,000 and $53,000 in interest expense during the three months ended March 31, 2001 and 2000, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     (BENEFIT) PROVISION FOR INCOME TAXES. The Company's effective tax rate was 15.7% and (32.0)% for the three months ended March 31, 2001 and 2000, respectively. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.3 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the three months ended March 31, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.8 million at March 31, 2001 and $1.3 million at December 31, 2000. The Company had working capital of $18.5 million at March 31, 2001 and $23.6 million at December 31, 2000.

     Cash provided by continuing operating activities was $2.6 million during the three months ended March 31, 2001, primarily resulting from income from continuing operations, decreases in unbilled services and other current assets, and an increase in accounts payable. These amounts were partially offset by a decrease in accrued payroll and related taxes and accrued expenses and other liabilities. Cash provided by continuing operating activities during the three months ended March 31, 2000 was $2.4 million.

     The Company invested $1.9 million and $1.2 million in computer equipment and office furniture and fixtures during the three months ended March 31, 2001 and 2000, respectively. The increase reflects purchases of computer and telecommunications equipment and office furniture and fixtures for consultants and administrative staff. Additionally, the Company invested $2.7 million in purchased software during the three months ended March 31, 2001. The purchased software is an integral component of the overall ASPPlus solution provided to customers.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into an agreement to replace the previous credit agreement with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2001, the Company had outstanding borrowings under the credit facility of $8.1 million. The Company estimates undrawn availability under the credit facility to be $4.1 million as of March 31, 2001. As of December 31, 2000, the Company had outstanding borrowings under the prior credit facility of $5.0 million.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. As of March 31, 2001, the Company was in compliance with all financial covenants.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.0 million and $0.8 million as of March 31, 2001 and December 31, 2000, respectively. A payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

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

     The Company received from SeraNova the $0.5 million payment that was due upon execution of the agreement and a $0.4 million payment in December 2000 as an advance payment towards the principal of the Note since no Hosting Agreement was executed before December 15, 2000. During the first quarter of 2001, the Company received payments totaling $0.9 million from SeraNova and issued $0.4 million of credits as an adjustment to the note balance, contingent upon the timely resolution of all past due arrears as of March 31, 2001. However, the Company has not yet received the entire remaining balance due as of March 31, 2001. Additionally, SeraNova has not paid the $0.5 million payment that was due April 30, 2001. The Company is actively pursuing collection of these amounts with SeraNova (and Silverline Technologies Limited, which acquired SeraNova in March 2001).

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

     The Company believes that its available funds, combined with current credit arrangements, the anticipated collection of the note receivable from SeraNova and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

EUROPEAN MONETARY UNION (EMU)

     The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company's European sales and operations offices affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion and are cognizant of the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates and the potential actions that may or may not be taken by the Company's competitors and suppliers.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested money in SeraNova as part of a private placement of SeraNova stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks damages, alleges that the Company, as a "controlling person" vis-a-vis SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Intelligroup, Inc.


DATE: May 14, 2001                  By: /s/ Nagarjun Valluripalli
                                       ---------------------------------------
                                       Nagarjun Valluripalli,
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


DATE: May 14, 2001                  By: /s/ Nicholas Visco
                                       ---------------------------------------
                                       Nicholas Visco,
                                       Senior Vice President-Finance and
                                       Administration and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)