Form 10-Q
period 2001-06-30
INTELLIGROUP INC
filed 2001-08-09
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 0-20943

                               Intelligroup, Inc.
             -------------------------------------------------------
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

                                 (732) 590-1600
                        --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of August 6, 2001:

            Class                                      Number of Shares
            -----                                      ----------------

  Common Stock, $.01 par value                            16,630,125

                             INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements............................   1

             Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and December 31, 2000............................   2

             Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three Months and Six Months Ended
             June 30, 2001 and 2000 (unaudited)...........................   3

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2001 and 2000 (unaudited).....................   4

             Notes to Consolidated Financial Statements (unaudited).......   5

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................  12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  23

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................  24

    Item 5.  Other Information............................................  24

    Item 6.  Exhibits and Reports on Form 8-K.............................  25

SIGNATURES................................................................  26

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                JUNE 30, 2001    DECEMBER 31, 2000
                                                                -------------    -----------------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................        $   1,524,000      $   1,327,000
  Accounts receivable, less allowance for doubtful
      accounts of $1,867,000 and $2,061,000 at June 30,
      2001 and December 31, 2000, respectively..........           18,405,000         22,438,000
  Unbilled services.....................................            5,987,000          5,933,000
  Income taxes receivable...............................              384,000            384,000
  Deferred tax asset....................................            1,348,000          1,348,000
  Other current assets..................................            5,447,000          5,530,000
  Note receivable - SeraNova............................            9,140,000         11,200,000
                                                                -------------      -------------

        Total current assets............................           42,235,000         48,160,000
  Property and equipment, net...........................           10,259,000          9,650,000
  Intangible assets, net................................            4,504,000          4,732,000
  Other assets..........................................            7,057,000          4,826,000
                                                                -------------      -------------
                                                                $  64,055,000      $  67,368,000
                                                                =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................        $   4,680,000      $   6,849,000
  Accrued payroll and related taxes.....................            5,581,000          6,480,000
  Accrued expenses and other liabilities................            4,597,000          5,345,000
  Income taxes payable..................................              286,000            288,000
  Current portion of long term debt and obligations
      under capital leases..............................            7,089,000          5,623,000
                                                                -------------      -------------

         Total current liabilities......................           22,233,000         24,585,000
Deferred tax liability..................................              545,000            545,000
                                                                -------------      -------------
Obligations under capital leases, less current portion..              630,000          1,037,000
                                                                -------------      -------------

Commitments and contingencies
Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued or outstanding............                   --                 --
  Common stock, $.01 par value, 25,000,000 shares
      authorized, 16,630,125 shares issued and
      outstanding at June 30, 2001
      and December 31, 2000.............................              166,000            166,000
  Additional paid-in capital............................           41,366,000         41,366,000
  Retained earnings.....................................            2,275,000          1,908,000
  Currency translation adjustments......................           (3,160,000)        (2,239,000)
                                                                -------------      -------------
        Total shareholders' equity .....................           40,647,000         41,201,000
                                                                -------------      -------------
                                                                $  64,055,000      $  67,368,000
                                                                =============      =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE
               MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------   ------------------------------
                                                       2001           2000            2001              2000
                                                   ------------   ------------    ------------      ------------
Revenue........................................    $ 28,027,000   $ 27,689,000    $ 58,064,000      $ 56,740,000
Cost of sales..................................      18,640,000     18,490,000      39,512,000        37,674,000
                                                   ------------   ------------    ------------      ------------
    Gross profit...............................       9,387,000      9,199,000      18,552,000        19,066,000
                                                   ------------   ------------    ------------      ------------
Selling, general and administrative expenses...       8,061,000     12,050,000      16,179,000        24,139,000
Depreciation and amortization..................         917,000        723,000       1,862,000         1,571,000
                                                   ------------   ------------    ------------      ------------
    Total operating expenses...................       8,978,000     12,773,000      18,041,000        25,710,000
                                                   ------------   ------------    ------------      ------------
    Operating income (loss)....................         409,000     (3,574,000)        511,000        (6,644,000)
Other income (expense), net....................        (132,000)       213,000         (11,000)          184,000
                                                   ------------   ------------    ------------      ------------
Income (loss) from continuing operations
  before income tax provision (benefit)........         277,000     (3,361,000)        500,000        (6,460,000)
Provision (benefit) for income taxes...........          98,000       (470,000)        133,000        (1,461,000)
                                                   ------------   ------------    ------------      ------------
Income (loss) from continuing operations                179,000     (2,891,000)        367,000        (4,999,000)
Loss from discontinued operations, net of
  income tax benefit of $0, $(985,000),
  $0 and $(2,095,000), respectively ...........              --     (1,812,000)             --        (4,891,000)
                                                   ------------   ------------    ------------      ------------
Net income (loss) .............................    $    179,000   $ (4,703,000)   $    367,000      $ (9,890,000)
                                                   ============   ============    ============      ============

Earnings per share:
    Basic earnings per share:
        Income (loss) from continuing
         operations............................    $       0.01   $      (0.17)   $       0.02      $      (0.31)
        Discontinued operations................              --          (0.11)             --             (0.30)
                                                   ------------   ------------    ------------      ------------
        Net income (loss) per share............    $       0.01   $      (0.28)   $       0.02      $      (0.61)
                                                   ============   ============    ============      ============
      Weighted average number of
      Common shares - Basic....................      16,630,000     16,575,000      16,630,000        16,360,000
                                                   ============   ============    ============      ============

    Diluted earnings per share:
        Income (loss) from continuing
         operations ...........................    $       0.01   $      (0.17)   $      0.02       $      (0.31)
        Discontinued operations ...............              --          (0.11)             --             (0.30)
                                                   ------------   ------------    ------------      ------------
        Net income (loss) per share............    $       0.01   $      (0.28)   $      0.02       $      (0.61)
                                                   ============   ============    ============      ============
      Weighted average number of
      Common shares - Diluted..................      16,631,000     16,575,000      16,649,000        16,360,000
                                                   ============   ============    ============      ============

Comprehensive Income (Loss)
Net income (loss)..............................    $    179,000   $ (4,703,000)   $    367,000      $ (9,890,000)
Other comprehensive income (loss) -
      Currency translation adjustments.........         565,000       (155,000)       (921,000)         (134,000)
                                                   ------------   ------------    ------------      ------------
Comprehensive income (loss)....................    $    744,000   $ (4,858,000)   $   (554,000)     $(10,024,000)
                                                   ============   ============    ============      ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2001             2000
                                                                   -----------      -----------
Cash flows from operating activities:
  Net income (loss)............................................    $   367,000      $(9,890,000)
  Less: Loss from discontinued operations, net of tax..........             --       (4,891,000)
                                                                   -----------      -----------
  Income (loss) from continuing operations.....................        367,000       (4,999,000)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operating
    activities of continuing operations:
      Depreciation and amortization............................      2,270,000        1,571,000
      Provision for doubtful accounts..........................      1,042,000        2,109,000
      Deferred income taxes....................................             --       (1,855,000)
  Changes in operating assets and liabilities:
    Accounts receivable........................................      2,991,000        6,749,000
    Unbilled services..........................................        (54,000)       1,530,000
    Other current assets.......................................         83,000         (231,000)
    Other assets...............................................        447,000         (257,000)
    Accounts payable...........................................     (2,169,000)        (942,000)
    Accrued payroll and related taxes..........................       (899,000)       3,625,000
    Accrued expenses and other liabilities.....................       (748,000)       3,183,000
    Income taxes payable.......................................         (2,000)      (3,304,000)
                                                                   -----------      -----------
  Net cash provided by operating activities of continuing
    operations.................................................      3,328,000        7,179,000
                                                                   -----------      -----------

Cash flows from investing activities:
    Purchase of equipment .....................................     (2,651,000)      (2,156,000)
    Purchase of software licenses..............................     (2,678,000)      (1,689,000)
                                                                   -----------      -----------
  Net cash used in investing activities of continuing
    operations.................................................     (5,329,000)      (3,845,000)
                                                                   -----------      -----------

Cash flows from financing activities:
  Principal payments under capital leases......................       (279,000)          (6,000)
  Proceeds from exercise of stock options......................             --        5,742,000
  Other borrowings (repayments)................................        (89,000)          10,000
  Net change in line of credit borrowings......................      1,427,000       (5,328,000)
  Net change in note receivable-SeraNova prior to
    spin-off date..............................................             --       (6,662,000)
  Repayment of note receivable-SeraNova subsequent to
   spin-off date...............................................      2,060,000               --
                                                                   -----------      -----------
    Net cash provided by (used in) financing activities
      of continuing operations.................................      3,119,000       (6,244,000)
                                                                   -----------      -----------
    Effect of foreign currency exchange rate changes on cash...      (921,000)        (176,000)
                                                                   -----------      -----------
Net cash provided by (used in) continuing operations ..........        197,000       (3,086,000)
Net cash used in discontinued operations ......................             --         (625,000)
                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents ..........        197,000       (3,711,000)
Cash and cash equivalents at beginning of period...............      1,327,000        5,510,000
                                                                   -----------      -----------
Cash and cash equivalents at end of period.....................    $ 1,524,000      $ 1,799,000
                                                                   ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes...................................    $   426,000      $ 2,432,000
                                                                   ===========      ===========
  Cash paid for interest.......................................    $   430,000      $   169,000
                                                                   ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Form 10-K.

     On July 5, 2000, the Company spun-off its Internet applications services and management consulting businesses ("SeraNova"). This transaction resulted in the distribution of SeraNova common stock to each holder of the Company's common stock of record as of May 12, 2000. As a result of this transaction, the Consolidated Financial Statements and related notes present the results of this business as discontinued operations (See Note 4).

     The Company's 2001 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------     -------------------------
                                            2001            2000            2001           2000
                                            ----            ----            ----           ----
Weighted average number of
common shares.....................       16,630,000      16,575,000      16,630,000     16,360,000

Common share equivalents of
outstanding stock options.........            1,000              --          19,000             --
                                         ----------      ----------      ----------     ----------
Weighted average number of
common shares assuming dilution...       16,631,000      16,575,000      16,649,000     16,360,000
                                         ==========      ==========      ==========     ==========

     Stock options, which would be antidilutive (2,929,000 as of June 30, 2001), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into an agreement to replace the previous credit agreement with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2001, the Company had outstanding borrowings under the credit facility of $6,440,000. The Company estimates undrawn availability under the credit facility to be $4,167,000 as of June 30, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5,013,000.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000 and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of June 30, 2001, the Company was in compliance with all financial covenants.

     Interest expense on debt and obligations under capital leases approximated $430,000 and $169,000 for the six months ended June 30, 2001 and 2000, respectively.

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

     Pursuant to APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements of the Company have been reclassified to reflect the spin-off of SeraNova. Accordingly, the results of operations and cash flows of SeraNova have been segregated in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results and net cash flows of SeraNova have been reported as "Discontinued Operations." The historical carrying amount of the net assets of SeraNova on the spin-off date has been recorded as a stock dividend.

     The following is summarized financial information for the discontinued operations of SeraNova:

                                           APRIL 1, 2000 TO   JANUARY 1, 2000 TO
                                             JULY 5, 2000        JULY 5, 2000
                                           ----------------   -----------------

Revenue................................     $  19,843,000       $  36,019,000
Pre-tax loss...........................        (2,797,000)         (6,986,000)
Income tax benefit.....................          (985,000)         (2,095,000)
Loss from discontinued operations......        (1,812,000)         (4,891,000)

                                             JULY 5, 2000
                                            ---------------
Current assets.........................     $  25,319,000
Total assets...........................        36,874,000
Note payable to Intelligroup...........        15,059,000
Current liabilities....................         9,173,000
Total liabilities......................        26,170,000
Net assets of discontinued operations..        10,704,000


NOTE 5 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1,166,000 and $803,000 as of June 30, 2001 and December 31, 2000, respectively. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001.

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

     During the first six months of 2001, the Company received payments totaling $2,060,000 from SeraNova. However, the Company has not yet received the remaining interim principal payment of $440,000 that was due on July 31, 2001.

     SeraNova has failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,200,000) and accrued interest (approximately $1,200,000), or an aggregate of $10,400,000. The Company is continuing to negotiate with Silverline Technologies, Ltd. ("Silverline"), the company that acquired SeraNova earlier this year, with respect to the payment of the amount due pursuant to the Note. The Company is exploring all remedies against SeraNova and Silverline, including possible legal action, in the event that terms acceptable to the Company cannot be reached. In the event the Company accepts a payment in less than full satisfaction of the $10,400,000 due, the Company will record a charge against earnings for such difference. Although management believes they are entitled to the entire
$10,400,000 balance, there can be no assurance that Silverline will pay the entire balance due the Company without litigation.

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

        Activity in accrued costs for restructuring and other special charges is as follows:

                                                   COSTS        ACCRUED        COST         ACCRUED       COST       ACCRUED
                                  CHARGES TO       PAID          COSTS         PAID          COSTS        PAID        COSTS
                                  OPERATIONS       DURING     DECEMBER 31,    DURING      DECEMBER 31,   DURING      JUNE 30,
                                    IN 1999         1999          1999         2000          2000         2001         2001
                                  ----------       ------     ------------    ------      ------------   ------      --------
Severance and related costs.....  $ 5,027,000    $4,162,000    $865,000      $608,000      $257,000     $117,000     $140,000
Other costs primarily to
   exit facilities, contracts,
   and certain activities.......      601,000       517,000      84,000            --        84,000           --       84,000
                                  -----------    --------      --------      --------      --------     --------     --------
                                  $ 5,628,000    $4,679,000    $949,000      $608,000      $341,000     $117,000     $224,000
                                  ===========    ==========    ========      ========      ========     ========     ========

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

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the three and six months ended June 30, 2001 and 2000.

                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA              TOTAL
                                    -------------    ------------        ------            -----              -----
THREE MONTHS ENDED
------------------
JUNE 30, 2001
-------------
Revenue.......................      $ 18,420,000     $  3,298,000     $  2,712,000       $3,597,000       $  28,027,000
Depreciation & amortization...           536,000           85,000          182,000          114,000             917,000 (1)
Operating income (loss).......            30,000          375,000       (1,173,000)       1,177,000             409,000
Total assets..................        45,799,000        6,282,000        7,663,000        4,311,000          64,055,000

THREE MONTHS ENDED
------------------
JUNE 30, 2000
-------------
Revenue.......................      $ 19,626,000     $  2,447,000     $  4,481,000       $1,135,000       $  27,689,000
Depreciation & amortization...           401,000           28,000          169,000          125,000             723,000
Operating income (loss).......        (2,590,000)           6,000         (305,000)        (685,000)         (3,574,000)
Total assets..................        47,623,000        4,337,000       10,243,000        6,750,000          68,953,000 (2)

SIX MONTHS ENDED
----------------
JUNE 30, 2001
-------------
Revenue.......................      $ 37,942,000     $  6,743,000     $  6,577,000       $6,802,000       $  58,064,000
Depreciation & amortization...         1,074,000          169,000          365,000          254,000           1,862,000 (1)
Operating income (loss).......            20,000          106,000       (1,906,000)       2,291,000             511,000

SIX MONTHS ENDED
----------------
JUNE 30, 2000
-------------
Revenue.......................      $ 40,632,000     $  4,567,000     $  9,293,000       $2,248,000       $  56,740,000
Depreciation & amortization...           973,000           56,000          343,000          199,000           1,571,000
Operating income (loss).......        (5,043,000)        (280,000)        (730,000)        (591,000)         (6,644,000)

-------------
     (1) Excludes $215,000 and $408,000 of depreciation and amortization included in cost of sales for the three and six months ended June 30, 2001, respectively.
     (2) Excludes $10,704,000 of net assets of discontinued operations as of June 30, 2000.

     Included above are hosting and application management and support revenues of $6,107,000 and $6,014,000 for the three months ended June 30, 2001 and 2000, respectively. The hosting and application management and support revenues for the six months ended June 30, 2001 and 2000, are $11,210,000 and $10,883,000,
respectively. Other information related to the hosting and application management and support business is not available and the Company determined that it would be impractical to calculate such data.

NOTE 8 - PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annual for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

     The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Company anticipates that the majority of the intangible assets and goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of intangible assets and goodwill for the six months ended June 30, 2001 and for year ended December 31, 2000, was $228,000 and $456,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company provides a wide range of information technology solutions and services including the development, integration, implementation and application management and support of integrated industry-specific enterprise, e-commerce and m-commerce software applications. The Company's high quality onsite/offshore delivery model combined with a comprehensive suite of tools provide customers with a faster time-to-market and lower total cost of ownership in deploying their mission-critical applications.

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

     On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova. Accordingly, results of operations of SeraNova have been reported as discontinued operations for all periods presented. (See "Discontinued Operations").

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2000, revenues derived from projects under fixed price contracts represented approximately 10% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 12% of the Company's total revenue during the six months ended June 30, 2001. No single fixed price project was material to the Company's business during 2000 or during the six months ended June 30, 2001. The Company believes that, as it pursues its strategy of providing hosting and application management and support services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements, and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2001 and the year ended December 31, 2000, the Company's ten largest customers accounted for in the aggregate approximately 29% and 34% of revenue, respectively. For the six months ended June 30, 2001, no single customer accounted for more than 10% of revenues. For the year ended December 31, 2000, one customer accounted for more than 10% of revenue. For the six months ended June 30, 2001 and the year ended December 31, 2000, 48% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the six months ended June 30, 2001 and the year ended December 31, 2000, approximately 70% and 63%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by SAP. For the six months ended June 30, 2001 and the year ended December 31, 2000, approximately 16% and 24%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by PeopleSoft. For each of the six months ended June 30, 2001 and the year ended December 31, 2000, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), with branch offices in Atlanta (Georgia), Rosemont (Illinois), and Foster City (California). The Company also maintains offices in Europe (Denmark, the United Kingdom, and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, Singapore and Hong Kong). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

DISCONTINUED OPERATIONS

     On July 5, 2000, the Company completed the tax-free spin-off of SeraNova by distributing all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees).

     SeraNova represented a significant segment of the Company's business. Pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," the Consolidated Financial Statements of the Company have been reclassified to reflect the spin-off of SeraNova. Accordingly, the results of operations and cash flows of SeraNova have been segregated in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results and net cash flows of SeraNova have been reported as "Discontinued Operations." The historical carrying amount of the net assets of SeraNova on the spin-off date has been recorded as a dividend.

     The Company has reported a loss from discontinued operations of $1.8 million and $4.9 million for the three and six months ended June 30, 2000.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of total revenue, for continuing operations:

                                                                      PERCENTAGE OF REVENUE
                                                                      ---------------------
                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------       -------------------------
                                                     2001            2000             2001            2000
                                                     ----            ----             ----            ----
Revenue....................................          100.0%          100.0%           100.0%          100.0%
Cost of sales..............................           66.5            66.8             68.0            66.4
                                                   -------         -------          -------         -------
     Gross profit..........................           33.5            33.2             32.0            33.6
Selling, general and administrative
   expenses................................           28.8            43.5             27.9            42.5
Depreciation and amortization expenses.....            3.2             2.6              3.2             2.8
                                                   -------         -------          -------         -------
     Total operating expenses..............           32.0            46.1             31.1            45.3
                                                   -------         -------          -------         -------
     Operating income (loss)...............            1.5           (12.9)             0.9           (11.7)
Other income (expense), net................           (0.5)            0.8             (0.0)            0.3
                                                   -------         -------          -------         -------
Income (loss) from continuing operations
    before income taxes....................            1.0           (12.1)             0.9           (11.4)
Provision (benefit) for income taxes.......            0.4            (1.7)             0.3            (2.6)
                                                   -------         -------          -------         -------
Income (loss) from continuing operations...            0.6%          (10.4)%            0.6%           (8.8)%
                                                   =======         =======          =======         =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     The following discussion compares the three months ended June 30, 2001 and the three months ended June 30, 2000, for continuing operations.

     Revenue. Total revenue increased by 1.2%, or $338,000, from $27.7 million during the three months ended June 30, 2000, to $28.0 million during the three months ended June 30, 2001. The increase in revenue was primarily attributable to increased demand for application management and support services and offshore development services. The Company has experienced challenging market conditions for traditional professional consulting services, which includes enterprise and e-commerce application implementations and extensions, in both the US and Europe, while Asia-Pacific has remained relatively stable.

     Gross profit. Cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. Cost of sales increased by 0.8%, or $150,000, from $18.5 million during the three months ended June 30, 2000 to $18.6 million during the three months ended June 30, 2001. The increase in cost of sales was primarily due to additional salary, payroll taxes, benefits, travel and training costs for consultants, as billable headcount increased during the three months ended June 30, 2001. The increase in billable headcount resulted from efforts to adapt and capitalize on changes in the global marketplace. Gross profit increased by 2.0%, or $188,000, from $9.2 million during the three months ended June 30, 2000 to $9.4 million during the three months ended June 30, 2001. Gross profit margin increased to 33.5% of revenue during the three months ended June 30, 2001 from 33.2% of revenue during the three months ended June 30, 2000. The improvement in gross margins reflects a combination of aggressive management of non-billable consultant time and other related costs.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and professional fees. Selling, general and administrative expenses decreased by 33.1%, or $4.0 million, from $12.1 million during the three months ended June 30, 2000 to $8.1 million during the three months ended June 30, 2001, and decreased as a percentage of revenue from 43.5% to 28.8%, respectively. The decrease in such expenses, in absolute dollars and as a percentage of revenue, was primarily related to the significant investments in marketing and developing the hosting and application management business during the three months ended June 30, 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain an alignment with current and projected revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased 26.8% to $917,000 (excluding $215,000 of depreciation and amortization included in cost of sales) during the three months ended June 30, 2001, compared to $723,000 during the three months ended June 30, 2000. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since June 30, 2000.

     Other income (expense). The Company earned $74,000 in interest income during the three months ended June 30, 2001, compared with $357,000 during the three months ended June 30, 2000. The decrease was primarily related to an adjustment of the interest accrued on the balance of the note receivable with SeraNova during the three months ended June 30, 2001. The Company incurred $206,000 and $144,000 in interest expense during the three months ended June 30, 2001 and 2000, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective tax rate was 35.4% and (14.0)% for the three months ended June 30, 2001 and 2000, respectively. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.3 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the three months ended June 30, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     The following discussion compares the six months ended June 30, 2001 and the six months ended June 30, 2000, for continuing operations.

     Revenue. Total revenue increased by 2.3%, or $1.3 million, from $56.7 million during the six months ended June 30, 2000, to $58.1 million during the six months ended June 30, 2001. The increase in revenue was primarily attributable to increased demand for application management and support services and offshore development services. The Company has experienced challenging market conditions for traditional professional consulting services, which includes enterprise and e-commerce application implementations and extensions, in both the US and Europe, while Asia-Pacific has remained relatively stable.

     Gross profit. Cost of sales increased by 4.9%, or $1.8 million, from $37.7 million during the six months ended June 30, 2000 to $39.5 million during the six months ended June 30, 2001. The increase in cost of sales was primarily due to additional salary, payroll taxes, benefits, travel and training costs for consultants, as billable headcount increased during the six months ended June 30, 2001. The increase in billable headcount resulted from efforts to adapt and capitalize on changes in the global marketplace. Gross profit decreased by 2.7%, or $514,000, from $19.1 million during the six months ended June 30, 2000 to $18.6 million during the six months ended June 30, 2001. Gross profit margin decreased from 33.6% of revenue during the six months ended June 30, 2000 to 32.0% of revenue during the six months ended June 30, 2001. The decrease in gross profit and margins reflects a combination of competitive pressure on consultant billing rates in the current market, and growth in the long-term application management and support business, which typically has lower margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 33.0%, or $8.0 million, from $24.1 million during the six months ended June 30, 2000 to $16.2 million during the six months ended June 30, 2001, and decreased as a percentage of revenue from 42.5% to 27.9%, respectively. The decrease in such expenses, in absolute dollars and as a percentage of revenue, was primarily related to the significant investments in marketing and developing the hosting and application management business during the six months ended June 30, 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain an alignment with current and projected revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased 18.6% to $1.9 million (excluding $408,000 of depreciation and amortization included in cost of sales) during the six months ended June 30, 2001, compared to $1.6 million during the six months ended June 30, 2000. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since June 30, 2000.

     Other income (expense). The Company earned $419,000 in interest income during the six months ended June 30, 2001, compared with $353,000 during the six months ended June 30, 2000. The interest income was primarily related to the interest earned on the balance of the note receivable with SeraNova. The Company incurred $430,000 and $169,000 in interest expense during the six months ended June 30, 2001 and 2000, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective tax rate was 26.6% and (22.6)% for the six months ended June 30, 2001 and 2000, respectively. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.3 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the six months ended June 30, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.5 million at June 30, 2001 and $1.3 million at December 31, 2000. The Company had working capital of $20.0 million at June 30, 2001 and $23.6 million at December 31, 2000.

     Cash provided by continuing operating activities was $3.3 million during the six months ended June 30, 2001, primarily resulting from income from continuing operations, depreciation and amortization, provision for doubtful accounts and a decrease in accounts receivable. These amounts were partially offset by decreases in accounts payable, accrued payroll and related taxes and accrued expenses and other liabilities. Cash provided by continuing operating activities during the six months ended June 30, 2000 was $7.2 million.

     The Company invested $2.7 million and $2.2 million in computer equipment and office furniture and fixtures during the six months ended June 30, 2001 and 2000, respectively. The increase reflects purchases of computer and telecommunications equipment and office furniture and fixtures for consultants and administrative staff. Additionally, the Company invested $2.7 million and $1.7 million in purchased software during the six months ended June 30, 2001 and 2000, respectively. The purchased software is an integral component of the overall ASPPlus solution provided to customers.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into an agreement to replace the previous credit agreement with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2001, the Company had outstanding borrowings under the credit facility of $6.4 million. The Company estimates undrawn availability under the credit facility to be $4.2 million as of June 30, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5.0 million.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. As of June 30, 2001, the Company was in compliance with all financial covenants.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.2 million and $803,000 as of June 30, 2001 and December 31, 2000, respectively. A payment of $3.0 million was made on September 29, 2000 with the balance being due on July 31, 2001. The Note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova.

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

     During the first six months of 2001, the Company received payments totaling $2.1 million from SeraNova. However, the Company has not yet received the remaining interim principal payment of $440,000 that was due as of July 31, 2001.

     SeraNova has failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.2 million) and accrued interest (approximately $1.2 million), or an aggregate of $10.4 million. The Company is continuing to negotiate with Silverline Technologies, Ltd. ("Silverline"), the company that acquired SeraNova earlier this year, with respect to the payment of the amount due pursuant to the Note. The Company is exploring all remedies against SeraNova and Silverline, including possible legal action, in the event that terms acceptable to the Company cannot be reached. In the event the Company accepts a payment in less than full satisfaction of the $10.4 million due, the Company will record a charge against earnings for such difference. Although management believes they are entitled to the entire $10.4 million balance, there can be no assurance that Silverline will pay the entire balance due the Company without litigation.

     The Company's 2001 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested money in SeraNova as part of a private placement of SeraNova stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks damages, alleges that the Company, as a "controlling person" vis-a-vis SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. On May 14, 2001, a motion to dismiss was filed on behalf of the Company; however, a hearing date has not yet been scheduled by the court. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On May 21, 2001, Fe-Ri Construction, Inc. filed a complaint in the United States District Court for the District of Puerto Rico naming the Company as defendant. The complaint, which seeks damages, alleges among other things, that the Company has failed to pay plaintiff amounts due under a construction contract totaling $558,852 together with interest and costs, damage to plaintiff's reputation and impairment of plaintiff's bonding capacity. The Company was served with the complaint and has filed a motion to extend the time in which to file an answer. The Company is currently engaged in settlement discussions with the plaintiff with respect to plaintiff's claims. In addition, the Company is exploring potential third party claims it may have relating to the claims asserted by plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 5.   OTHER INFORMATION

     On June 6, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission and issued a press release announcing that the Company had scheduled its Annual Meeting of Shareholders (the "Annual Meeting") for Thursday, August 16, 2001. Shareholders of the Company were instructed that shareholder proposals must be submitted to the Company at its offices at 499 Thornall Street, Edison, New Jersey 08837, within a reasonable time before the Company began to print and mail its proxy materials in order to be considered for inclusion in the Company's proxy materials for presentation at the Annual Meeting. Shareholders were further advised that the Company anticipated mailing its proxy materials on or about Friday, July 13, 2001.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               None.

        (b)    Reports on Form 8-K.

               On June 6, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the scheduling on the Company's Annual Meeting of Shareholders on Thursday, August 16, 2001. See Item 5, Other Information.

               Subsequent to the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the failure by SeraNova to make final payment under the promissory note issued by SeraNova to the Company. See "Liquidity and Capital Resources".

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Intelligroup, Inc.


DATE: August 9, 2001            By: /s/ Nagarjun Valluripalli
                                ------------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


DATE: August 9, 2001            By: /s/ Nicholas Visco
                                 -----------------------------------------------
                                    Nicholas Visco,
                                    Senior Vice President-Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)