Form 10-Q
period 2001-09-30
INTELLIGROUP INC
filed 2001-11-14
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 0-20943

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of November 13, 2001:

          Class                                         Number of Shares
          -----                                         ----------------

 Common Stock, $.01 par value                              16,630,125

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements...........................      1

            Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000...........................      2

            Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the Three Months and Nine Months Ended
            September 30, 2001 and 2000 (unaudited).....................      3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000 (unaudited)...............      4

            Notes to Consolidated Financial Statements (unaudited)......      5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............     15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     28

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings............................................    29

   Item 4.  Submission of Matters to a Vote of Security Holders..........    30

   Item 6.  Exhibits and Reports on Form 8-K.............................    31

SIGNATURES...............................................................    32

                          PART I. FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                            SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                            ------------------   -----------------
                     ASSETS
Current Assets:
  Cash and cash equivalents............................        $   1,914,000        $   1,327,000
  Accounts receivable, less allowance for doubtful
      accounts of $1,895,000 and $2,061,000 at
      September 30, 2001 and December 31, 2000,
      respectively.....................................           17,019,000           22,438,000
  Unbilled services....................................            5,856,000            5,933,000
  Prepaid income tax...................................              697,000              384,000
  Deferred tax asset...................................            1,348,000            1,348,000
  Other current assets.................................            5,874,000            5,530,000
  Note receivable - SeraNova...........................            9,140,000           11,200,000
                                                               -------------        -------------

        Total current assets...........................           41,848,000           48,160,000
  Property and equipment, net..........................            9,508,000            9,650,000
  Intangible assets, net...............................            4,390,000            4,732,000
  Other assets.........................................            7,128,000            4,826,000
                                                               -------------        -------------
                                                               $  62,874,000        $  67,368,000
                                                               =============        =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................        $   4,394,000        $   6,849,000
  Accrued payroll and related taxes....................            5,582,000            6,480,000
  Accrued expenses and other liabilities...............            4,017,000            5,345,000
  Income taxes payable.................................              296,000              288,000
  Current portion of long term debt and obligations
      under capital leases.............................            6,573,000            5,623,000
                                                          .    -------------        -------------

         Total current liabilities.....................           20,862,000           24,585,000
Deferred tax liability.................................              692,000              545,000
                                                               -------------        -------------
Obligations under capital leases, less current portion.              455,000            1,037,000
                                                               -------------        -------------

Commitments and contingencies
Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized,
      none issued or outstanding.......................                   --                   --
  Common stock, $.01 par value, 25,000,000 shares
      authorized, 16,630,125 shares issued and
      outstanding at September 30, 2001 and
      December 31, 2000................................              166,000              166,000
  Additional paid-in capital...........................           41,366,000           41,366,000
  Retained earnings....................................            2,420,000            1,908,000
  Currency translation adjustments.....................           (3,087,000)          (2,239,000)
                                                               -------------        -------------
        Total shareholders' equity ....................           40,865,000           41,201,000
                                                               -------------        -------------
                                                               $  62,874,000        $  67,368,000
                                                               =============        =============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE
            MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        THREE MONTHS                    NINE MONTHS
                                                        ------------                    -----------
                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                     -------------------            -------------------
                                                    2001            2000            2001             2000
                                               -------------   -------------   -------------    -------------

Revenue....................................     $25,112,000     $27,599,000     $83,176,000     $ 84,340,000
Cost of sales..............................      16,471,000      18,159,000      55,983,000       55,834,000
                                                -----------     -----------     -----------     ------------
    Gross profit...........................       8,641,000       9,440,000      27,193,000       28,506,000
                                                -----------     -----------     -----------     ------------
Selling, general and administrative
expenses...................................       7,125,000       9,406,000      23,305,000       33,546,000
Depreciation and amortization..............         992,000         836,000       2,854,000        2,406,000
                                                -----------     -----------     -----------     ------------
    Total operating expenses...............       8,117,000      10,242,000      26,159,000       35,952,000
                                                -----------     -----------     -----------     ------------
    Operating income (loss)................         524,000        (802,000)      1,034,000       (7,446,000)
Other income (expense), net................         (31,000)        216,000         (42,000)         400,000
                                                -----------     -----------     -----------     ------------
Income (loss) from continuing operations
  before income tax provision (benefit)....         493,000        (586,000)        992,000       (7,046,000)
Provision (benefit) for income taxes.......         347,000         596,000         480,000         (865,000)
                                                -----------     -----------     -----------     ------------
Income (loss) from continuing operations...         146,000      (1,182,000)        512,000       (6,181,000)
Loss from discontinued operations, net of
  income tax benefit of $0, $0,
  $0 and $(2,095,000), respectively........              --              --              --       (4,891,000)
                                                -----------     -----------     -----------     ------------
Net income (loss) .........................     $   146,000     $(1,182,000)    $   512,000     $(11,072,000)
                                                ===========     ===========     ===========     ============

Earnings per share:
    Basic earnings per share:
        Income (loss) from continuing
         operations........................     $      0.01     $     (0.07)    $      0.03     $      (0.38)
        Discontinued operations............              --              --              --            (0.30)
                                                -----------     -----------     -----------     ------------
        Net income (loss) per share........     $      0.01     $     (0.07)    $      0.03     $      (0.68)
                                                ===========     ===========     ===========     ============
      Weighted average number of
      common shares - Basic................      16,630,000      16,630,000      16,630,000       16,441,000
                                                ===========     ===========     ===========     ============

    Diluted earnings per share:
        Income (loss) from continuing
         operations .......................     $      0.01     $     (0.07)    $      0.03     $      (0.38)
        Discontinued operations ...........              --              --              --            (0.30)
                                                -----------     -----------     -----------     ------------
        Net income (loss) per share........     $      0.01     $     (0.07)    $      0.03     $      (0.68)
                                                ===========     ===========     ===========     ============
      Weighted average number of
      common shares - Diluted..............      16,630,000      16,630,000      16,631,000       16,441,000
                                                ===========     ===========     ===========     ============

Comprehensive Income (Loss)
Net income (loss)..........................     $   146,000     $(1,182,000)    $   512,000     $(11,072,000)

Other comprehensive income (loss) -
      Currency translation adjustments.....          73,000        (708,000)       (848,000)        (842,000)
                                                -----------     -----------     -----------     ------------
Comprehensive income (loss)................     $   219,000     $(1,890,000)    $  (336,000)    $(11,914,000)
                                                ===========     ===========     ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                      2001              2000
                                                                  -----------      -------------
Cash flows from operating activities:
  Net income (loss)...........................................    $   512,000      $(11,072,000)
  Less: Loss from discontinued operations, net of tax.........             --        (4,891,000)
                                                                  -----------      ------------
  Income (loss) from continuing operations....................        512,000        (6,181,000)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operating
    activities of continuing operations:
      Depreciation and amortization...........................      3,480,000         2,406,000
      Provision for doubtful accounts.........................      1,423,000         2,725,000
      Deferred income taxes...................................        147,000        (2,176,000)
  Changes in operating assets and liabilities:
    Accounts receivable.......................................      3,996,000         6,556,000
    Unbilled services.........................................         77,000         1,919,000
    Other current assets......................................       (657,000)         (147,000)
    Other assets..............................................        376,000          (290,000)
    Accounts payable..........................................     (2,455,000)        2,207,000
    Accrued payroll and related taxes.........................       (898,000)        4,017,000
    Accrued expenses and other liabilities....................     (1,328,000)          996,000
    Income taxes payable......................................          8,000        (2,634,000)
                                                                  -----------      ------------
  Net cash provided by operating activities of continuing
    operations................................................      4,681,000         9,398,000
                                                                  -----------      ------------

Cash flows from investing activities:
    Purchase of equipment ....................................     (2,996,000)       (2,443,000)
    Purchase of software licenses.............................     (2,678,000)       (2,996,000)
                                                                  -----------      ------------
  Net cash used in investing activities of continuing
    operations................................................     (5,674,000)       (5,439,000)
                                                                  -----------      ------------

Cash flows from financing activities:
  Principal payments under capital leases.....................       (434,000)          (19,000)
  Proceeds from exercise of stock options.....................             --         5,745,000
  Other borrowings (repayments)...............................        (90,000)           30,000
  Net change in line of credit borrowings.....................        892,000        (7,588,000)
  Net change in note receivable-SeraNova prior to
    spin-off date.............................................             --        (7,707,000)
  Repayment of note receivable-SeraNova subsequent to
    spin-off date.............................................      2,060,000         3,000,000
                                                                  -----------      ------------
    Net cash provided by (used in) financing activities of
      continuing operations...................................      2,428,000        (6,539,000)
                                                                  -----------      ------------
    Effect of foreign currency exchange rate changes on cash..       (848,000)       (1,184,000)
                                                                  -----------      ------------
Net cash provided by (used in) continuing operations .........        587,000        (3,764,000)
Net cash provided by discontinued operations .................             --           267,000
                                                                  -----------      ------------
Net increase (decrease) in cash and cash equivalents .........        587,000        (3,497,000)
Cash and cash equivalents at beginning of period..............      1,327,000         5,510,000
                                                                  -----------      ------------
Cash and cash equivalents at end of period....................    $ 1,914,000      $  2,013,000
                                                                  ===========      ============
Supplemental disclosures of cash flow information:
  Cash paid for income taxes..................................    $ 1,081,000      $  2,512,000
                                                                  ===========      ============
  Cash paid for interest......................................    $   581,000      $    409,000
                                                                  ===========      ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Form 10-K.

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

     As a result of the challenging business climate within the United Kingdom ("UK") marketplace, opportunities within our UK operations have become highly unpredictable over the past 9 months. As a result, our UK operations have continued to produce significant operating losses, despite efforts to increase revenue and control expenditures. The Company currently estimates that undiscounted future cash flows of the UK operations are in excess of the UK's long-lived assets. However, the Company is currently reviewing several options, strategies and alternatives to decrease its exposure in this region, including the possibility of winding down the UK operations. Based upon the outcome of these options and alternatives, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down certain of the UK assets, including intangible assets, deferred tax assets and other long-lived assets, which have a carrying value of approximately $5.2 million as of September 30, 2001.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                             Three Months Ended             Nine Months Ended
                                             ------------------             -----------------
                                               September 30,                  September 30,
                                               -------------                  -------------
                                             2001           2000           2001           2000
                                             ----           ----           ----           ----

Weighted average number of common
shares...............................     16,630,000     16,630,000     16,630,000      16,441,000

Common share equivalents of
outstanding stock options............             --             --          1,000              --
                                          ----------     ----------     ----------      ----------
Weighted average number of common
shares assuming dilution.............     16,630,000     16,630,000     16,631,000      16,441,000
                                          ==========     ==========     ==========      ==========

     Stock options, which would be antidilutive (3,062,000 as of September 30, 2001), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of September 30, 2001, the Company had outstanding borrowings under the credit facility of $5,905,000. The Company estimates undrawn availability under the credit facility to be $5,080,000 as of September 30, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5,013,000.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000 and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000. Additionally, the credit facility contains material adverse change clauses with regards to the financial condition of the assets, liabilities and operations of the Company. As of September 30, 2001, the Company was in compliance with all financial covenants.

     Interest expense on debt and obligations under capital leases approximated $581,000 and $409,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

     The following is summarized financial information for the discontinued operations of SeraNova:

                                           APRIL 1, 2000 TO   JANUARY 1, 2000 TO
                                             JULY 5, 2000        JULY 5, 2000
                                           ----------------   ------------------

 Revenue................................    $  19,843,000       $  36,019,000
 Pre-tax loss...........................       (2,797,000)         (6,986,000)
 Income tax benefit.....................         (985,000)         (2,095,000)
 Loss from discontinued operations......       (1,812,000)         (4,891,000)

                                             JULY 5, 2000
                                             ------------
 Current assets.........................    $  25,319,000
 Total assets...........................       36,874,000
 Note payable to Intelligroup...........       15,059,000
 Current liabilities....................        9,173,000
 Total liabilities......................       26,170,000
 Net assets of discontinued operations..       10,704,000


NOTE 5 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $940,000 and $803,000 as of September 30, 2001 and December 31, 2000, respectively. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3,000,000 payment from SeraNova.

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

     During the first nine months of 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. In the event the Company accepts a payment in less than full satisfaction of the $10,080,000 due, the Company will record a charge against earnings for such difference. Although management believes they are entitled to the entire $10,080,000 balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,000,000 and punitive damages in the amount of $10,000,000. The Company believes that there is no basis to support such amounts claimed by SeraNova.

NOTE 6 - GRANT RECEIVABLE FROM THE GOVERNMENT OF PUERTO RICO

     In June 2000, the Company announced an agreement with the Government of Puerto Rico, in conjunction with the Puerto Rico Industrial Development Company ("PRIDCO"), to locate a new technology development center in Puerto Rico
("PR-ADC"). The agreement provided for substantial incentive grants to the Company, totaling approximately $9.0 million, contingent upon the employment and training of up to 500 Puerto Rican technology professionals over the course of three years at the PR-ADC. In mid 2000, the Company began constructing the building, acquiring the necessary furniture, fixtures and equipment and engaging in sales, marketing and other administrative activities to support the PR-ADC. Accordingly, the Company has recorded an asset for the costs of these activities and had requested reimbursement from the Government of Puerto Rico, through PRIDCO in accordance with its contractual right.

     During the second quarter of 2001, the Company found that processing of reimbursement requests, previously submitted by the Company to PRIDCO, was being delayed. Upon inquiry to PRIDCO, the Company was verbally advised that there were certain concerns raised within PRIDCO about the delayed opening of the PR-ADC, and about the Company's adherence to other commitments contained within the grant documents. After repeated inquiries by the Company, the Company received a letter from PRIDCO's counsel in July 2001, stating that the Company was not in compliance with certain terms of the agreements, although specifics were not provided. During the period from July through October 2001, the Company met and corresponded with PRIDCO representatives on multiple occasions, to determine the source of their concerns and seek appropriate resolution.

     On November 2, 2001, the general counsel for PRIDCO notified the Company's attorney advising that PRIDCO was amenable to an amicable termination of the agreements, and would work with the Company to close out certain outstanding issues, including the resolution of the litigation with Fe-Ri Construction (see
Part II, Item 1, Legal Proceedings).

     The Company has determined that this resolution is reasonable, and has the least detrimental effect on the Company's continuing endeavors, including opportunities for additional business within Puerto Rico. The Company is negotiating with PRIDCO to work out a definitive agreement for termination of the PR-ADC project. As of September 30, 2001, the Company has recorded $1.7 million in other current assets related to the PR-ADC. Although management believes they are entitled to be reimbursed the entire $1.7 million from PRIDCO, there can be no assurance that the negotiations will result in the Company collecting the amount. If the Company were to collect less than $1.7 million, it would record a charge to expense for any difference.

NOTE 7 - RESTRUCTURING AND OTHER SPECIAL CHARGES

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


     Activity in accrued costs for restructuring and other special charges is as follows:

                                                COSTS        ACCRUED        COST        ACCRUED        COST        ACCRUED
                               CHARGES TO       PAID          COSTS         PAID         COSTS         PAID         COSTS
                               OPERATIONS      DURING      DECEMBER 31,    DURING     DECEMBER 31,    DURING      SEPTEMBER
                                 IN 1999        1999          1999          2000         2000          2001        30, 2001
                               ----------      ------      ------------    ------     ------------    ------      ---------

Severance and related
  costs....................   $ 5,027,000     $4,162,000     $865,000     $608,000      $257,000      $257,000     $    --
Other costs primarily to
  exit facilities,
  contracts, and certain
  activities...............       601,000        517,000       84,000           --        84,000        20,000      64,000
                              -----------    -----------     --------     --------      --------      --------     -------
                              $ 5,628,000     $4,679,000     $949,000     $608,000      $341,000      $277,000     $64,000
                              ===========     ==========     ========     ========      ========      ========     =======

NOTE 8 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

     The Internet Applications Services group represented the assets, liabilities and results of operations of SeraNova, which has been reported as discontinued operations for all periods presented. Accordingly, the Company's Enterprise Applications Services group is presented as one business segment in the following geographic areas for the three and nine months ended September 30, 2001 and 2000.

                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA              TOTAL
                                    -------------    ------------        ------            -----              -----
THREE MONTHS ENDED
------------------
SEPTEMBER 30, 2001
------------------
Revenue.......................      $ 17,165,000     $  3,069,000     $  2,051,000      $ 2,827,000        $ 25,112,000
Depreciation & amortization...           556,000           67,000          199,000          170,000             992,000 (1)
Operating income (loss).......           796,000          237,000         (972,000)         463,000             524,000
Total assets..................        43,783,000        5,943,000        7,307,000        5,841,000          62,874,000

THREE MONTHS ENDED
------------------
SEPTEMBER 30, 2000
------------------
Revenue.......................      $ 18,978,000     $  2,923,000     $  4,385,000      $ 1,313,000        $ 27,599,000
Depreciation & amortization...           529,000           31,000          177,000           99,000             836,000
Operating income (loss).......          (418,000)         247,000         (369,000)        (262,000)           (802,000)
Total assets..................        50,995,000        4,628,000       10,365,000        4,989,000          70,977,000

NINE MONTHS ENDED
-----------------
SEPTEMBER 30, 2001
------------------
Revenue.......................      $ 55,107,000     $  9,812,000     $  8,628,000      $ 9,629,000        $ 83,176,000
Depreciation & amortization...         1,630,000          236,000          564,000          424,000           2,854,000(1)
Operating income (loss).......           815,000          343,000       (2,878,000)       2,754,000           1,034,000

NINE MONTHS ENDED
-----------------
SEPTEMBER 30, 2000
------------------
Revenue.......................      $ 59,611,000     $  7,490,000     $ 13,678,000      $ 3,561,000        $ 84,340,000
Depreciation & amortization...         1,501,000           87,000          520,000          298,000           2,406,000
Operating loss................        (5,461,000)         (33,000)      (1,099,000)        (853,000)         (7,446,000)

-------------
(1)      Excludes   $217,000  and  $626,000  of  depreciation  and  amortization included in cost of sales for the three and nine months ended September 30, 2001, respectively.

     Included above are hosting and application management and support revenues of $6,568,000 and $4,951,000 for the three months ended September 30, 2001 and 2000, respectively. The hosting and application management and support revenues for the nine months ended September 30, 2001 and 2000, are $17,779,000 and
$15,834,000, respectively. Other information related to the hosting and application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 9 - PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

     The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Company anticipates that a portion of the intangible assets and goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of intangible assets and goodwill for the nine months ended September 30, 2001 and for year ended December 31, 2000, was $342,000 and $456,000, respectively.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has not fully assessed the potential impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002.

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

     During the second half of 2000, finding that the market for ASP services had not grown in accordance with market analysts' projections, the Company significantly reduced its investment strategy around the ASP model. Expenditures in the areas of marketing and direct selling initiatives were significantly decreased, as were the infrastructure and personnel previously added to provide ongoing support of the ASP business model. The Company renewed its efforts aimed at shorter-term success opportunities, such as implementations and enhancements of solutions based on SAP, Oracle and PeopleSoft products.

     The Company also redirected some of its ASP infrastructure and staffing toward the market for managing and supporting customers' mission critical applications ("Application Management"). With potential customers focusing on reducing the cost of maintaining and supporting their IT environment, the Company believes it is well-positioned to deliver high-quality, cost-effective Applications Management services that offer operational improvements that help clients reduce their costs. The Company's Application Management services provide experienced staffing, tools, and processes, usually on a fixed fee per month basis, under a multiple year support contract. The Company believes that increasing the number of new

Application Management customers will provide stable, recurring revenues upon which to build its long term growth.

     Beginning in 2000, the Company introduced a series of SAP based, proprietary tools with which it can aid customers in their plans to upgrade and maintain their previously implemented SAP system. During 2001, the Company announced two industry vertical, pre-configured, SAP solutions, which can be deployed at customer sites. The tools and solutions developed by the Company offer customers ways to improve the efficiency and lower the cost of enhancing, maintaining and supporting their enterprise and e-business environments. The Company's Power Upgrade Services (SM) enable SAP customers to cost-effectively size and analyze an upgrade project, and reduce the time and cost of deploying SAP Support Packages. Pharma Express (SM), a pharmaceutical solution, incorporating SAP Best Practices and capturing the Company's experience and knowledge derived from working with Fortune 100 pharmaceutical companies, is designed to improve manufacturing efficiencies and control production costs. E&C Express (SM), an enhanced SAP R/3 Engineering and Construction industry solution for contractors, is designed to control costs and manage resources and project timelines through a construction project lifecycle.

     The Company's high-quality offshore Advanced Development Center ("ADC") and Global Support Center ("GSC") is key to the Company's ability to offer customers the benefits of reduced costs and lower total cost of ownership. The Company's ISO 9001-certified and SEI/SW-CMM Level 5 and SEI/P-CMM Level 2 assessed offshore ADC delivers scalable, high-quality 24x7 development services. The offshore GSC keeps customers' critical applications, systems and infrastructure stable, current and optimized through efficient user, technical and operations support. The ADC and GSC enable the Company to provide customers access to experienced technical professionals, 24x7 services, high-quality processes and comprehensive service level agreements.

     The majority of the Company's revenues continue to be derived from professional consulting services rendered to customers, either directly at the customer's site or remotely delivered by our offshore ADC. Revenue is typically recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. Although the Company has contracts with many of its customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated. The Company provides its services either directly to end-user organizations, or as a member of a consulting team assembled by another information technology consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2000, revenues derived from projects under fixed price contracts represented approximately 10% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 12% of the Company's total revenue during the nine months ended September 30, 2001. No single fixed price project was material to the Company's business during 2000 or during the nine months ended September 30, 2001. The Company believes that, as it pursues its strategy of providing application management and support services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements, and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company's ten largest customers accounted for in the aggregate approximately 28% and 34% of revenue, respectively. For the nine months ended September 30, 2001, no single customer accounted for more than 10% of revenues. For the year ended December 31, 2000, one customer accounted for more than 10% of revenue. For the nine months ended September 30, 2001 and the year ended December 31, 2000, 43% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the nine months ended September 30, 2001 and the year ended December 31, 2000, approximately 69% and 63%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by SAP. For the nine months ended September 30, 2001 and the year ended December 31, 2000, approximately 17% and 24%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by PeopleSoft. For each of the nine months ended September 30, 2001 and the year ended December 31, 2000, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, hosted or maintained software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), with branch offices in Atlanta (Georgia), Rosemont (Illinois), and Foster City (California). The Company also maintains offices in Europe (Denmark, the United Kingdom, and Sweden), and Asia Pacific (Australia, India, Japan, New Zealand, Singapore, Indonesia and Hong Kong). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

UNITED KINGDOM OPERATIONS

     As a result of the challenging business climate within the United Kingdom ("UK") marketplace, opportunities within our UK operations have become highly unpredictable over the past 9 months. As a result, our UK operations have continued to produce significant operating losses, despite efforts to increase revenue and control expenditures. The Company currently estimates that undiscounted future cash flows of the UK operations are in excess of the UK's long-lived assets. However, the Company is currently reviewing several options, strategies and alternatives to decrease its exposure in this region, including the possibility of winding down the UK operations. Based upon the outcome of these options and alternatives, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down certain of the UK assets, including intangible assets, deferred tax assets and other long-lived assets, which have a carrying value of approximately $5.2 million as of September 30, 2001.

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

     The Company has reported a loss from discontinued operations of $4.9 million for the nine months ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift its focus to comprehensive ASPPlus solutions. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o the continued uncertainty associated with the slowdown in economies worldwide, including its impact on IT spending by customers;

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of total revenue, for continuing operations:

                                                                     PERCENTAGE OF REVENUE
                                                     --------------------------------------------------
                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ------------------              ------------------
                                                     2001         2000               2001         2000
                                                     ----         ----               ----         ----

Revenue....................................          100.0%       100.0%             100.0%       100.0%

Cost of sales..............................           65.6         65.8               67.3         66.2
                                                     -----        -----              -----        -----
     Gross profit..........................           34.4         34.2               32.7         33.8

Selling, general and administrative
   expenses................................           28.4         34.1               28.0         39.8

Depreciation and amortization expenses.....            4.0          3.0                3.5          2.8
                                                     -----        -----              -----        -----
     Total operating expenses..............           32.4         37.1               31.5         42.6
                                                     -----        -----              -----        -----
     Operating income (loss)...............            2.0         (2.9)               1.2         (8.8)

Other income (expense), net................           (0.0)         0.8               (0.0)         0.5
                                                     -----        -----              -----        -----
Income (loss) from continuing operations
    before income taxes....................            2.0         (2.1)               1.2         (8.3)

Provision (benefit) for income taxes.......            1.4          2.2                0.6         (1.0)
                                                     -----        -----              -----        -----
Income (loss) from continuing operations...            0.6%        (4.3)%              0.6%        (7.3)%
                                                     =====        =====              =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     The following discussion compares the three months ended September 30, 2001 and the three months ended September 30, 2000, for continuing operations.

     Revenue. Total revenue decreased by 9.0%, or $2.5 million, from $27.6 million during the three months ended September 30, 2000, to $25.1 million during the three months ended September 30, 2001. The decrease in revenue reflects the continued weakness in the global economy and increased competitive conditions within the IT services market. The Company has continued to experience challenging market conditions for traditional professional consulting services, which includes enterprise and e-commerce application implementations and extensions, in both the US and Europe, while Asia-Pacific has remained relatively stable.

     Gross profit. Cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. Cost of sales decreased by 9.3%, or $1.7 million, from $18.2 million during the three months ended September 30, 2000 to $16.5 million during the three months ended
September 30, 2001. The decrease in cost of sales was primarily due to aggressively managing non-billable time and discretionary expenses, and by reducing our compensation plans. Gross profit decreased by 8.5%, or $799,000, from $9.4 million during the three months ended September 30, 2000 to $8.6 million during the three months ended September 30, 2001. Gross profit margin increased to 34.4% of revenue during the three months ended September 30, 2001 from 34.2% of revenue during the three months ended September 30, 2000. The improvement in gross margins reflects a combination of aggressive management of non-billable consultant time and other related costs.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses consist primarily of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment, costs associated with the Advanced Development Center and professional fees. Selling, general and administrative expenses decreased by 24.3%, or $2.3 million, from $9.4 million during the three months ended September 30, 2000 to $7.1 million during the three months ended September 30, 2001, and decreased as a percentage of revenue from 34.1% to 28.4%, respectively. The decrease in such expenses, in absolute dollars and as a percentage of revenue, was primarily related to the significant investments in marketing and developing the hosting and application management business during the three months ended September 30, 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain an alignment with current and projected revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased 18.7% to $992,000 (excluding $217,000 of depreciation and amortization included in cost of sales) during the three months ended September 30, 2001, compared to $836,000 during the three months ended September 30, 2000. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since September 30, 2000.

     Other income (expense). The Company earned $120,000 in interest income during the three months ended September 30, 2001, compared with $486,000 during the three months ended September 30, 2000. The interest income was primarily related to the interest earned on the balance of the note receivable with SeraNova. The decrease was primarily related to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. The Company incurred $151,000 and $270,000 in interest expense during the three months ended September 30, 2001 and 2000, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective tax rate was 70.4% and 101.7% for the three months ended September 30, 2001 and 2000, respectively. The high effective tax rates primarily relate to the valuation allowances provided relating to the European losses for the nine months ended September 30, 2001 and 2000, respectively. The Company's net deferred tax asset as of September 30, 2001 primarily relates to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.3 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the three months ended September 30, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following discussion compares the nine months ended September 30, 2001 and the nine months ended September 30, 2000, for continuing operations.

     Revenue. Total revenue decreased by 1.4%, or $1.2 million, from $84.3 million during the nine months ended September 30, 2000, to $83.2 million during the nine months ended September 30, 2001. The decrease in revenue reflects the continued weakness in the global economy and increased competitive conditions within the IT services market. The Company has continued to experience challenging market conditions for traditional professional consulting services, which includes enterprise and e-commerce application implementations and extensions, in both the US and Europe, while Asia-Pacific has remained relatively stable.

     Gross profit. Cost of sales increased by 0.3%, or $149,000, from $55.8 million during the nine months ended September 30, 2000 to $56.0 million during the nine months ended September 30, 2001. The slight increase in cost of sales was primarily due to additional salary, payroll taxes, benefits, travel and training costs for consultants during the first six months of 2001. Gross profit decreased by 4.6%, or $1.3 million, from $28.5 million during the nine months ended September 30, 2000 to $27.2 million during the nine months ended September 30, 2001. Gross profit margin decreased from 33.8% of revenue during the nine months ended September 30, 2000 to 32.7% of revenue during the nine months ended September 30, 2001. The decrease in gross profit and margins reflects a combination of competitive pressure on consultant billing rates in the current market, and growth in the long-term application management and support business, which typically has lower margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 30.5%, or $10.2 million, from $33.5 million during the nine months ended September 30, 2000 to $23.3 million during the nine months ended September 30, 2001, and decreased as a percentage of revenue from 39.8% to 28.0%, respectively. The decrease in such expenses, in absolute dollars and as a percentage of revenue, was primarily related to the significant investments in marketing and developing the hosting and application management business during the nine months ended September 30, 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain an alignment with current and projected revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased 18.6% to $2.9 million (excluding $626,000 of depreciation and amortization included in cost of sales) during the nine months ended September 30, 2001, compared to $2.4 million during the nine months ended September 30, 2000. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since September 30, 2000.

     Other income (expense). The Company earned $539,000 in interest income during the nine months ended September 30, 2001, compared with $809,000 during the nine months ended September 30, 2000. The interest income was primarily related to the interest earned on the balance of the note receivable with SeraNova. The decrease was primarily related to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. The Company incurred $581,000 and $409,000 in interest expense during the nine months ended September 30, 2001 and 2000, respectively, primarily related to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective tax rate was 48.4% and (12.3)% for the nine months ended September 30, 2001 and 2000, respectively. The Company's net deferred tax asset as of September 30, 2001 primarily relates to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.3 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the nine months ended September 30, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.9 million at September 30, 2001 and $1.3 million at December 31, 2000. The Company had working capital of $21.0 million at September 30, 2001 and $23.6 million at December 31, 2000.

     Cash provided by continuing operating activities was $4.7 million during the nine months ended September 30, 2001, primarily resulting from income from continuing operations, depreciation and amortization, provision for doubtful accounts and a decrease in accounts receivable. These amounts were partially offset by decreases in accounts payable, accrued payroll and related taxes and accrued expenses and other liabilities. The decrease in accounts receivable results from enhanced credit and collection efforts as well as a decrease in revenues. The decrease in accounts payable, accrued payroll and related taxes and accrued expenses and other liabilities results from the overall decrease in operating expenses. Cash provided by continuing operating activities during the nine months ended September 30, 2000 was $9.4 million.

     The Company invested $3.0 million and $2.4 million in computer equipment, internal-use computer software and office furniture and fixtures during the nine months ended September 30, 2001 and 2000, respectively. The increase reflects purchases of computer and telecommunications equipment, internal-use computer software and office furniture and fixtures for consultants and administrative staff.

     In conjunction with the strategic decision to focus on the emerging ASP market, the Company invested $2.7 million and $3.0 million in purchased computer software during the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Company has $5.7 million of purchased computer software recorded as other assets. The computer software is to be re-sold to customers as part of the Company's ASPPlus solutions and services. However, the Company has not yet experienced the level of interest originally expected in its ASPPlus business. Although the Company expects the level of interest to increase dramatically over the next few years, the Company's near term plans have had to be realigned around more active markets within the IT services space. The shift away from a focused ASP strategy may hinder the Company's future plans for these software assets.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of September 30, 2001, the Company had outstanding borrowings under the credit facility of $5.9 million. The Company estimates undrawn availability under the credit facility to be $5.1 million as of September 30, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5.0 million.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5.0 million. Additionally, the credit facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. As of September 30, 2001, the Company was in compliance with all financial covenants.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.0 million and $803,000 as of September 30, 2001 and December 31, 2000, respectively. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3.0 million payment from SeraNova.

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

     During the first nine months of 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova has failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. In the event the Company accepts a payment in less than full satisfaction of the $10.1 million due, the Company will record a charge against earnings for such difference. Although management believes they are entitled to the entire $10.1 million balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.0 million and punitive damages in the amount of $10.0 million. The Company believes that there is no basis to support such amounts claimed by SeraNova.

     In June 2000, the Company announced an agreement with the Government of Puerto Rico, in conjunction with the Puerto Rico Industrial Development Company ("PRIDCO"), to locate a new technology development center in Puerto Rico
("PR-ADC"). The agreement provided for substantial incentive grants to the Company, totaling approximately $9.0 million, contingent upon the employment and training of up to 500 Puerto Rican technology professionals over the course of three years at the PR-ADC. In mid 2000, the Company began constructing the building, acquiring the necessary furniture, fixtures and equipment and engaging in sales, marketing and other administrative activities to support the PR-ADC. Accordingly, the Company has recorded an asset for the costs of these activities and had requested reimbursement from the Government of Puerto Rico, through PRIDCO in accordance with its contractual right.

     During the second quarter of 2001, the Company found that processing of reimbursement requests, previously submitted by the Company to PRIDCO, was being delayed. Upon inquiry to PRIDCO, the Company was verbally advised that there were certain concerns raised within PRIDCO about the delayed opening of the PR-ADC, and about the Company's adherence to other commitments contained within the grant documents. After repeated inquiries by the Company, the Company received a letter from PRIDCO's counsel in July 2001, stating that the Company was not in compliance with certain terms of the agreements, although specifics were not provided. During the period from July through October 2001, the Company met and corresponded with PRIDCO representatives on multiple occasions, to determine the source of their concerns and seek appropriate resolution.

     On November 2, 2001, the general counsel for PRIDCO notified the Company's attorney advising that PRIDCO was amenable to an amicable termination of the agreements, and would work with the Company to close out certain outstanding issues, including the resolution of the litigation with Fe-Ri Construction (see
Part II, Item 1, Legal Proceedings).

     The Company has determined that this resolution is reasonable, and has the least detrimental effect on the Company's continuing endeavors, including opportunities for additional business within Puerto Rico. The Company is negotiating with PRIDCO to work out a definitive agreement for termination of the PR-ADC project. As of September 30, 2001, the Company has recorded $1.7 million in other current assets related to the PR-ADC. Although management believes they are entitled to be reimbursed the entire $1.7 million from PRIDCO, there can be no assurance that the negotiations will result in the Company collecting the amount. If the Company were to collect less than $1.7 million, it would record a charge to expense for any difference.

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

     The Company believes that its available funds, combined with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

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

     On August 16, 2001, the Company filed a complaint against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,000,000 and punitive damages in the amount of $10,000,000. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the full amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company was held on August 16, 2001.

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 15,458,603 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

     Common Stock Nominees                For                 Withheld
     -----------------------------------------------------------------

     Nagarjun Valluripalli             14,766,237              692,366
     Rajkumar Koneru                   14,584,239              874,364
     Klaus P. Besier                   14,773,937              684,666
     Dennis McIntosh                   14,772,837              685,766
     Gregory Dimit                     14,772,837              685,766

     A proposal was introduced to approve an amendment to the Company's 1996 Stock Plan to increase the maximum number of shares of Common Stock available for issuance under the 1996 Stock Plan from 4,700,000 to 5,200,000 and to reserve an additional 500,000 shares of Common Stock for issuance upon the exercise of stock options granted or for the issuance of stock purchase rights under the 1996 Stock Plan. This proposal was approved with the following votes:
12,750,172 shares voted in favor of such proposal, 2,700,481 shares were voted against such proposal, 7,950 shares abstained from voting.

     In addition, a vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. Of the shares present at the meeting in person or by proxy, 15,398,154 shares of Common Stock were voted in favor of such proposal, 58,999 shares of Common Stock were voted against such proposal and 1,450 shares of Common Stock abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               None.

        (b)    Reports on Form 8-K.

               On August 1, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the status of a promissory note due from SeraNova, Inc. See Part II,
               Item 1, Legal Proceedings.

               On August 17, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the commencement of litigation against SeraNova, Inc. and Silverline Technologies Limited to recover amounts owing under a promissory note and a system implementation project. See Part II, Item 1, Legal Proceedings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Intelligroup, Inc.


DATE: November 14, 2001                 By: /s/ Nagarjun Valluripalli
                                           -------------------------------------
                                           Nagarjun Valluripalli,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


DATE: November 14, 2001                 By: /s/ Nicholas Visco
                                           -------------------------------------
                                           Nicholas Visco,
                                           Senior Vice President-Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)