Form 10-K
period 2001-12-31
INTELLIGROUP INC
filed 2002-03-29
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission file number 0-20943

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


           Securities registered pursuant to Section 12(b) of the Act:


                                               Name of each exchange on
       Title of each class                         which registered
       -------------------                     ------------------------

             None
       -------------------                     ------------------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $15,623,317 at March 22, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 22, 2002:

Class                                                     Number of Shares
-----                                                     ----------------

Common Stock, $.01 par value                                 16,630,125

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

           Item                                                             Page
           ----                                                             ----

PART I     1.  Business...................................................    4

           2.  Properties.................................................   17

           3.  Legal Proceedings..........................................   17

           4.  Submission of Matters to a Vote of Security Holders........   19

PART II    5.  Market for the Company's Common Equity and Related
               Shareholder Matters........................................   20

           6.  Selected Financial Data....................................   20

           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   22

           7A. Quantitative and Qualitative Disclosure About Market Risk..   43

           8.  Financial Statements.......................................   43

           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   43

PART III   10. Directors and Executive Officers of the Registrant.........   44

           11. Executive Compensation.....................................   44

           12. Security Ownership of Certain Beneficial Owners and
               Management.................................................   44

           13. Certain Relationships and Related Transactions.............   44

PART IV    14. Exhibits, List and Reports on Form 8-K.....................   45

SIGNATURES.................................................................  46

EXHIBIT INDEX..............................................................  48

FINANCIAL STATEMENTS....................................................... F-1

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

     Overview

     Intelligroup, Inc. ("Intelligroup" or the "Company") provides a wide range of high-quality, cost-effective information technology solutions and services. These services and solutions include the development, integration, implementation, management and support of enterprise, e-commerce and m-commerce software applications. The Company's onsite/offshore delivery model, comprehensive suite of tools and industry-specific solutions provide customers with a faster time-to-market and lower total cost of ownership.

     Company History

     The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its Common Stock. The Company's executive offices are located at 499 Thornall Street, Edison, New Jersey 08837 and its telephone number is (732) 590-1600.

     In 1994, the Company began to diversify its customer base by expanding the scope of its systems integration and custom development services to include Enterprise Resource Planning ("ERP") software. ERP software products are pre-packaged solutions for a wide-range of business areas, including financial information, manufacturing and human resources. For prospective customers, ERP products are an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged solutions, there is a significant amount of technical work involved in implementing them and tailoring their use for a particular customer's needs.

     Throughout the mid-to-late 1990s, the Company grew significantly by capitalizing on the business opportunity to provide implementation and customization services work to the expanding ERP market. The Company first began to provide these technical services to customers implementing SAP software before expanding its service offerings to include ERP products developed by Oracle in 1995 and PeopleSoft in 1997.

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to its shareholders.
Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

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

     During the second half of 2000, finding that the market for ASP services had not developed and grown as projected by market analysts, the Company significantly reduced its investment in the ASP business model. Expenditures for marketing and direct selling initiatives were significantly decreased, as were the infrastructure and personnel that supported the Company's ASP services. The Company renewed it focus and efforts on pursuing shorter-term success opportunities of implementing and enhancing application solutions based on SAP, Oracle and PeopleSoft products.

     At the same time, the Company redirected some of its ASP infrastructure and personnel towards the management and support of customers' enterprise,
e-commerce and m-commerce applications ("Application Management Services"). Additionally, the Company introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Finally, in 2001, the Company developed pre-configured SAP solutions for the pharmaceutical industry ("Pharma Express(SM)") and the engineering and construction industry ("Contractor Express(SM)"). Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express assists companies in improving operational efficiency and controlling manufacturing project schedules.

INTELLIGROUP SERVICES

     Intelligroup provides a wide range of information technology solutions and services. These services and solutions include the development, integration, implementation, management and full lifecycle support of enterprise, e-commerce and m-commerce applications to companies of all sizes.

     Historically, the Company's services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements, which are terminable upon relatively short notice. During 2000, the Company began to focus on providing management and support services for their customers' applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

     Professional Consulting Services

     The Company's professional consulting services ("PCS") utilize technical and functional consultants to leverage the Company's expertise in ERP architecture and systems integration, and to efficiently assimilate and customize these applications with new e-commerce and m-commerce applications and extensions. The Company believes that its expertise in a wide variety of technologies, coupled with its ability to provide comprehensive business process solutions and timely and cost-effective implementation of new business systems, enables its customers to achieve substantial improvements in efficiency and effectiveness in their businesses, and fosters long-term customer relationships.

     Intelligroup has cultivated strong working relationships with SAP, Oracle and PeopleSoft. These companies have a vested interest in encouraging third party professional consulting service companies, such as Intelligroup, to provide implementation and customization services to customers. These software vendors have established formal programs, which are designed to recruit and authorize third party service companies as service partners. Companies wishing to become authorized partners must meet performance criteria established by the respective ERP vendor. They are then allowed to use the vendor's partner designation and associated logo to promote their own services. The ERP product vendors also promote these authorized partners to customers and prospective customers of their ERP products. The Company believes that such partner status with the ERP vendors has and will continue to result in direct referrals and enhanced industry recognition.

     In 1995, the Company achieved the status of a "SAP National Implementation Partner." In 1997, the Company enhanced its partnership status with SAP, by first achieving "National Logo Partner" status and then "AcceleratedSAP Partner" status. In July 1997, the Company was awarded "PeopleSoft Implementation Partnership" status. In June 1998, the Company expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, the Company achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. Finally, in 2001, the Company's pharmaceutical template for small and medium-size businesses market (covering cGMP processes and validation standards) was certified by SAP America.

     As a result of the Company's experience in implementing ERP software, the Company has developed a proprietary methodology and associated toolset for implementing enterprise business software applications. The toolset also contains a project management and tracking tool, which the Company utilizes to monitor implementation projects undertaken for customers. The Company believes that its methodology and toolset may enable its customers to realize significant savings in time and resources. Furthermore, the Company believes that use of the methodology and toolset also shortens the turn-around time for program development, as it streamlines the information flow between the Company's offices and customer sites.

     Additionally, the Company has introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems ("Power Up Services(SM)"). Through its Power Up Services, the
Company helps to cost-effectively size and analyze SAP upgrade projects, and efficiently evaluate and test SAP Support Packages. The Company combines the assessment capabilities of its proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables customers to analyze and test the impact of a Support Package on its own SAP production environment before it is actually applied. In addition, HotPac Analyzer enables customers to validate the overall impact that a Support Package can have and isolate and identify the business transactions that require thorough testing.

     In 2001, the Company developed Pharma Express and Contractor Express. Pharma Express is a ready-to-run, fully integrated pharmaceutical solution that enables pharmaceutical companies of all sizes to improve the efficiency of their manufacturing process to effectively control the cost-of-production and distribution while keeping the production environment cGMP-compliant. Pharma Express incorporates SAP Best Practices for the highly regulated pharmaceutical industry and seamlessly integrates order management, process manufacturing, quality management, inventory and distribution and financials. Contractor Express is a ready-to-run, fully integrated industry solution that enables engineering and construction companies of all sizes to improve their operational efficiency and to effectively control project schedules and manage the costs and resources associated with construction projects. Contractor Express incorporates SAP Best Practices for the engineering and construction industry and seamlessly integrates order management, procurement, project systems, plant maintenance, asset management, human resources, financials and project costing.

     The Company's Advanced Development Center ("ADC"), located in Hyderabad, India, allows the Company to provide cost-effective, timely and high quality PCS services to customers throughout the world. The ADC delivers rapid, 24 by 7 development services, by utilizing its functional and technical consultants, in conjunction with on-site consultants at customer locations, to provide customers with savings in development and implementation costs and faster time to project completion. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of ADC consultant programmers; (ii) the rigorous application of the Company's proprietary software project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the ADC's offshore location.

     The Company provides PCS services directly to end-user organizations, or as a member of consulting teams assembled by other information technology consulting firms. The cumulative number of PCS customers billed by the Company has grown substantially from 600 customers in 1999 to over 900 customers in 2001. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Apple Vacations, Bristol-Myers Squibb, Detroit Public Schools, Eastman Chemical Company, Lockheed Martin, Network Associates and Whirlpool. The Company has also participated in project teams lead by information technology consulting firms such as Cap Gemini Ernst & Young LLP and KPMG Consulting.

     Application Management Services

     The Company's application management services ("AMS") provide clients with management, support and maintenance of their enterprise, e-commerce and m-commerce applications. These services are provided using the Company's low cost, high quality onsite/offshore delivery model, which allows the Company to aggressively compete for long term fixed price/fixed time contracts.

     Key to the Company's ability to deliver AMS services is its offshore Global Support Center ("GSC"), located in Hyderabad, India, which helps to provide responsive global support to customers through delivery teams that work around-the-clock. The GSC keeps customers' critical applications, systems and infrastructure stable, current and optimized through efficient and cost-effective user, technical and operations support. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of GSC support professionals; and (ii) the cost structures associated with the GSC's offshore location.

     The Company provides its AMS services directly to end-user organizations. The cumulative number of AMS customers billed by the Company has grown substantially from three customers in 1999 to 24 customers in 2000 to over 30 customers in 2001. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Armacell International GmbH, Dade Behring, GE Fanuc Automation North America, Jetstream Communications, Joy Mining Machinery and Pearsons Technology Centre.

     ASP Hosting Services

     The Company services the ASP market with its ASPPlus Solutions, which include implementation, management and hosting of enterprise, e-commerce and m-commerce solutions. ASPPlus utilizes a mass customization approach, providing pre-configured vertical industry solutions of mission critical applications. Through ASPPlus, the Company offers customized solutions to its client's specific enterprise, e-commerce and m-commerce needs.

     To provide the global infrastructure on which we deliver and support solutions for customers worldwide, Intelligroup became a founding Platinum member of AT&T's Ecosystem for ASPs. As our strategic partner and infrastructure provider, AT&T provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities.

THE INTELLIGROUP SOLUTION

     Intelligroup improves its clients' business performance, through the intelligent application of information technology. We deliver to our clients timely, cost-effective and innovative professional consulting services and application management and support solutions by combining our:

     Proven Offshore Development and Maintenance Model: The Company has the ability to develop, implement and maintain high-quality, low cost business solutions through its offshore ADC and GSC. In May 2000, the ADC was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon
Software Engineering Institute ("CMM-SEI"). The achievement recognizes Intelligroup for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. Intelligroup was among the first in the IT industry to integrate CMM-SEI workforce improvement with software process improvement, for which we have achieved the Software CMM-SEI Level 5 certification for continuous improvement of our software engineering. In addition, we are ISO 9001-certified for software development, support and optimization.

     The ADC and GSC are connected to the Company's operations centers in Asia/Pacific, the United States and Europe via high-speed satellite links. The ADC and GSC operate on a 24x7 basis, allowing next business day turn-around of work units to customers. The Centers' quality processes, skilled development and support teams, and low cost of operation allow the Company to aggressively compete for implementation and maintenance contracts. As the Company expands, the ADC and GSC are prepared to undertake projects in any of the three enterprise and e-commerce practices (SAP, PeopleSoft and Oracle), as well as certain other advanced technologies, including m-commerce.

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

     Proprietary Toolsets: The Company has developed proprietary SAP toolsets that reduce the cost and time of keeping an SAP environment stable and current. The Company's Power Up Services are designed to size and analyze an upgrade project and evaluate and test SAP Support Packages.

TRADEMARKS AND SERVICE MARKS

     "Intelligroup,"   the  Intelligroup  logo  and  "Creating  the  Intelligent
Enterprise" are all trademarks of the Company.

     "Power Up Services", "Uptimizer", "HotPac Analyzer", "Pharma Express", "Contractor Express", "4Sight", "4Sight Plus", "EZ Path", "Implementation Assistant", "myADVISOR" and "ASPPlus" are service marks of the Company.

     "Empower Solutions" is a service mark of Empower Solutions, a subsidiary of the Company.

     All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

SAFE HARBOR STATEMENTS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift more of its focus towards the management and support of customers' enterprise, e-commerce and m-commerce applications. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o the continued uncertainty associated with the slowdown in economies worldwide, including its impact on IT spending habits by customers;

     o the continued uncertainty of the outsourcing market and revenues derived from anticipated application management and support business;

     o the failure to maintain the minimum bid price of $1.00 per share for a period of 30 consecutive business days or other criteria as required for continued listing by the Nasdaq National Market;

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

     o the Company's ability to manage its business effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates, (d) to successfully integrate the personnel and businesses acquired by the Company, and (e) to maintain project quality, particularly if the size and scope of the Company's projects increase;

     o the Company's ability to maintain an effective internal control structure;

     o the Company's limited operating history within the outsourcing line of business;

     o the Company's reliance on continued relationships with SAP America, Oracle and PeopleSoft, and the Company's present partnership status;

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

     o    the Company's ability to protect its intellectual property rights;

     o uncertainties resulting from pending litigation matters and from potential administrative and regulatory immigration and tax law matters and from the outstanding liability of SeraNova to the Company under the promissory note dated May 31, 2000, as amended; and

     o in addition, in March 2001, SeraNova and Silverline Technologies Limited ("Silverline") consummated the acquisition of SeraNova by Silverline. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Should the spin-off be ultimately construed to be taxable, there is a risk that if SeraNova and/or Silverline are unable or unwilling to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its Tax Sharing Agreement with the Company, the Company would bear the liability to pay such resultant tax liability.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

INDUSTRY BACKGROUND

     Many businesses face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging web commerce and procurement strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase value to customers. As a result, many businesses implement and utilize advanced information solutions, which enable them to redesign their business processes in such areas as product development, service delivery, manufacturing, sales and human resources.

     Historically, many businesses have adopted information systems strategies using client/server architectures based on personal computers, local area network/wide area network ("LAN/WAN"), shared databases and packaged software applications. Frequently these
strategies   are   intended  to  replace   legacy   systems,   which  are  often
mainframe-based, running proprietary software and applications. Such client/server systems, when developed and implemented appropriately, enable the creation and utilization of more functional, flexible and cost effective applications, which are critical to the competitive needs of businesses.

     As part of their client/server strategies, organizations often acquire, or consider acquisition of, packaged enterprise-wide business software applications, including those offered by leading ERP vendors, such as SAP, Oracle and PeopleSoft. These applications are then implemented or customized to meet their particular business needs. Alternatively, the organizations may develop, or commission the development of, customized software applications to meet their needs. In both cases, these customers now have a set of core operations applications, which they use to support their central business processes. These customers may now face competing internal demands against their budgets and resources. The customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for the Company.

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

     The majority of customers who have implemented, or are implementing, ERP solutions have been Fortune 2000 companies. The Company believes that opportunities for new ERP implementations will continue to exist in this segment, as these companies deploy ERP solutions to subsidiaries and operating units. In addition, these customers are also faced with the need to manage and maintain their ERP applications. The Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades as well as application management and support services.

     Because of the ERP penetration of Fortune 2000 customers, the marketing focus of the ERP vendors has turned toward mid-market clients. The mid-market segment presents the most opportunity for new ERP product sales and implementations. Many of these companies are growing rapidly and are likely to have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists for both professional consulting services and application management services to mid-market clients. This segment is very cost conscious and requires a highly efficient services delivery model, which the Company believes it can provide through a combination of on-site services and offshore services through its support centers in Hyderabad, India.

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

     As a result of these industry dynamics, demand for information technology services has grown significantly. It has moved from an implementation focus to one addressing an integrated view of corporate business and information processes. Such demand has also moved to a focus on value-based pricing and cost of ownership over the total life cycle of the solution. These changes favor services companies which can provide high quality, low cost life cycle services, and which address high value solution areas for clients' businesses.

SALES AND MARKETING

     The Company historically has generated new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement or enhance their software products, and (iii) internal sales efforts. In addition, the Company has been introduced to customers by certain of its competitors, such as the consulting practices of "Big Five" accounting firms, which at times use the Company's expertise and ability to deliver qualified personnel for complex projects.

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

     As of December 31, 2001, the Company's sales and marketing group consisted of 29 employees in the United States, 5 employees in the Asia-Pacific region, 5 employees in Europe, and 10 employees in India. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch offices in Atlanta, GA; Rosemont, IL and Foster City, CA serve the United States market. In addition, the Company also maintains offices in Europe (Denmark, Sweden and the United Kingdom) and Asia Pacific (Australia, Hong Kong, India, Indonesia, Japan, New Zealand and Singapore).

CUSTOMERS

     The Company provides its services directly to many Fortune 2000 companies, as well as small to medium sized enterprises, or as a member of consulting teams assembled by other information technology consultants, such as the consulting practices of "Big Five" accounting firms. The cumulative number of customers billed by the Company has grown substantially from 600 customers in 1999 to over 900 customers in 2001.

     In 1999, 2000 and 2001, 48%, 36% and 42%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. The Company's ten largest customers accounted for, in the aggregate, approximately 43%, 34% and 33% of its revenue in 1999, 2000 and 2001, respectively. During 1999 and 2000, one customer accounted for more than 10% of total revenue. During 2001, no single customer accounted for more than 10% of total revenue.

     During 1999 and 2000, one customer in the United States accounted for more than 10% of the total revenue generated in the United States. During 2001, no single customer in the United States accounted for more than 10% of total revenue generated in the United States.

     During 1999, no single customer in Asia-Pacific accounted for more than 10% of total revenue generated in the Asia-Pacific region. During 2000, one customer in Asia-Pacific accounted for more than 10% of total revenue generated in the Asia-Pacific region. During 2001, two customers in Asia-Pacific accounted for more than 10% of total revenue generated in the Asia-Pacific region.

     During 1999 and 2000, no single customer in Europe accounted for more than 10% of total revenue generated in the European region. During 2001, one customer in Europe accounted for more than 10% of total revenue generated in the European region.

     During 1999, 2000 and 2001, no single unaffiliated customer in India accounted for more than 10% of total revenue generated in India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities.

     Although the Company has contracts with many of its customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. When providing application management and support services for customers, the Company expects to compete for multi-year fixed term, fixed price contracts. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated.

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

COMPETITION

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of the Company):

     o Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems (EDS), Computer Sciences Corporation
          (CSC), Cap Gemini Ernst & Young (CGE&Y), Deloitte Consulting, KPMG Consulting and PwC Consulting.

     o    Software applications vendors: SAP, Oracle and PeopleSoft.

     o    Application  management  consulting  firms:  such as  Covansys,  Wipro
          Technologies,   Infosys  Technologies  Limited,  and  Satyam  Computer
          Services Ltd.

     o Application service providers: USinternetworking, Inc., Corio, Inc., Interliant, Inc., and Agilera, Inc.

     Many of the Company's competitors have longer operating histories, possess greater industry and name recognition and/or have significantly greater financial, technical and marketing resources than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

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

     The Company believes that it competes based on its expertise across the full life cycle of its clients' ERP solutions. This expertise includes management consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application integration and application management and support related to those solutions. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors.

EMPLOYEES

     As of December 31, 2001, the Company employed 1,238 full-time employees, of whom 997 were engaged as consultants or as software developers, 49 were engaged in sales and marketing, and 192 were engaged in delivery management, finance and administration. Of the total number of employees, 414 were based in the United States, 120 were based in the Asia-Pacific region, 74 were based in Europe and 630 were based in India. In addition, the Company engaged 46 independent contractors to perform information technology services.

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

ITEM 2.     PROPERTIES.

     As of December 31, 2001, the Company owns no real property and currently leases or subleases all of its office space. The Company leases 48,475 square feet of office space in Edison, New Jersey, of which approximately 50% is subleased to SeraNova. Such lease has an initial term of ten (10) years, which commenced in September 1998. The Company uses such facility for certain technical and support personnel, sales and marketing, administrative, finance and management personnel. The Company maintains offices for its sales and operations within the United States in Atlanta, GA; Rosemont, IL and Foster City, CA. The Company also maintains offices in Australia, Denmark, Hong Kong, India, Indonesia, Japan, New Zealand, Singapore, Sweden and the United Kingdom. Additionally, the Company remains an obligor on certain leases for office space located in Phoenix, AZ and Auburn Hills, MI, under which only SeraNova occupies such office space. Such leases expire in October 2003 and February 2005, respectively.

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. The Company was unable to resolve these payment defaults through direct negotiations with SeraNova and Silverline Technologies. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova and Silverline Technologies. The demand for arbitration seeks reimbursement from SeraNova and/or Silverline Technologies for all rent payments made by the Company on behalf of SeraNova and for jurisdiction over further payment defaults by SeraNova and/or Silverline Technologies to the Company and its landlords (see
Part I, Item 3, Legal Proceedings).

ITEM 3.     LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. Such motion for partial summary judgment is expected to be heard in April. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On May 21, 2001, Fe-Ri Construction, Inc. filed a complaint in the United States District Court for the District of Puerto Rico naming the Company as defendant. The complaint, which seeks damages, alleges among other things, that the Company has failed to pay plaintiff amounts due under a construction contract totaling $558,852 together with interest and costs, damage to plaintiff's reputation and impairment of plaintiff's bonding capacity. Subsequently, the Company commenced an arbitration action asserting claims against plaintiff. On December 21, 2001, the Company, Fe-Ri Construction and the Puerto Rico Industrial Development Company settled the litigation and arbitration claims by executing a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, Fe-Ri Construction received a one-time lump sum payment of $600,000 and all parties released each other from any and all claims.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties are currently proceeding with the discovery process. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the full amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to
SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     On March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Inc. and Silverline Technologies. The demand for arbitration, which seeks damages, alleges among other things that respondents failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on behalf of the respondents. As of the date the arbitration demand was filed, the Company claimed that the outstanding lease obligations totaled $236,010. The Company is further seeking jurisdiction over further payment defaults by the respondents to the Company and its landlords. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

          Quarter Ended                   High                  Low
       -------------------            --------------        -------------
       March 31, 2000                 $   45 3/4            $   19 9/16
       June 30, 2000                  $   29 1/2            $    7 1/4
       September 30, 2000             $   14 1/4            $    1 7/16
       December 31, 2000              $    3 1/8            $     25/32
       March 31, 2001                 $    2 7/32           $     25/32
       June 30, 2001                  $    1 1/2            $     25/32
       September 30, 2001             $    1 1/16           $     21/32
       December 31, 2001              $    1 3/16           $     25/32

     As of March 27, 2002, the approximate number of holders of record of the Common Stock was 74 and the approximate number of beneficial holders of the Common Stock was 3,052.

     The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the selected balance sheet data as of December 31, 2000 and 2001 are derived from, are qualified by reference to, and should be read in conjunction with, the more detailed audited consolidated financial statements and the related notes thereto included elsewhere herein. The selected statement of operations data for the year ended December 31, 1997 and 1998 and the selected balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from audited consolidated financial statements of the Company, which are not included elsewhere herein.

     The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein:


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                      1997          1998         1999          2000         2001
                                                    --------     ---------     ---------    ---------    ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue........................................     $ 90,607     $ 147,462     $ 146,272    $ 112,838    $ 108,106
Cost of sales..................................       63,534        96,024        97,382       75,444       72,984
                                                    --------     ---------     ---------    ---------    ---------
   Gross profit................................       27,073        51,438        48,890       37,394       35,122
                                                    --------     ---------     ---------    ---------    ---------
Selling, general and administrative expenses...       18,816        32,364        42,822       45,191       33,901
Acquisition expenses...........................           --         1,397         2,115           --           --
Restructuring and other special charges........           --            --         7,328           --       13,261
                                                    --------     ---------     ---------    ---------    ---------
   Total operating expenses....................       18,816        33,761        52,265       45,191       47,162
                                                    --------     ---------     ---------    ---------    ---------
   Operating income (loss).....................        8,257        17,677        (3,375)      (7,797)     (12,040)
Other income (expenses), net...................          252           206          (513)         570           39
                                                    --------     ---------     ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes..........................        8,509        17,883        (3,888)      (7,227)     (12,001)
Provision (benefit) for income taxes...........        2,173         3,852         1,441         (573)         592
                                                    --------     ---------     ---------    ---------    ---------
Income (loss) from continuing operations.......        6,336        14,031        (5,329)      (6,654)     (12,593)
Income (loss) from discontinued operations,
  net of income tax expense (benefit) of $154,
  $599, $(235), $(2,095) and $0................            2          (631)       (1,261)      (4,891)          --
                                                    --------     ---------     ---------    ---------    ---------
     Net income (loss).........................     $  6,338     $  13,400     $  (6,590)   $ (11,545)   $ (12,593)
                                                    ========     =========     =========    =========    =========
Earnings per share
  Basic earnings per share:
     Continuing operations.....................     $   0.43     $    0.91     $   (0.34)   $   (0.40)   $   (0.76)
     Discontinued operations...................           --         (0.04)        (0.08)       (0.30)          --
                                                    --------     ---------     ---------    ---------    ---------
       Net income (loss).......................     $   0.43     $    0.87     $   (0.42)   $   (0.70)   $   (0.76)
                                                    ========     =========     =========    =========    =========

Common shares - Basic..........................       14,637        15,387        15,766       16,485       16,630
                                                    ========     =========     =========    =========    =========
Diluted earnings per share:
   Continuing operations.......................     $   0.42     $    0.88     $   (0.34)   $   (0.40)   $   (0.76)
   Discontinued operations.....................           --         (0.04)        (0.08)       (0.30)          --
                                                    --------     ---------     ---------    ---------    ---------
     Net income (loss).........................     $   0.42     $    0.84     $   (0.42)   $   (0.70)   $   (0.76)
                                                    ========     =========     =========    =========    =========

Common shares - Diluted........................       15,117        15,969        15,766       16,485       16,630
                                                    ========     =========     =========    =========    =========

                                                                        AS OF DECEMBER 31,
                                                    --------------------------------------------------------------
                                                      1997          1998         1999         2000          2001
                                                    --------     ---------     ---------    ---------    ---------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................     $  8,506     $   3,568     $   5,510    $   1,327    $   2,138
Working capital................................       30,500        32,641        29,133       23,236       17,750
Total assets...................................       44,302        66,924        80,200       67,368       47,549
Short-term debt and current portion of
  obligations under capital leases.............          386            11        10,585        5,623        4,712
Long-term debt and obligations under capital
  leases, less current portion.................          433            60            --        1,037          371
Shareholders' equity...........................       34,036        47,949        48,654       41,201       26,782

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a wide range of high-quality, cost-effective information technology solutions and services. These services and solutions include the development, integration, implementation, management and support of enterprise, e-commerce and m-commerce software applications. The Company's onsite/offshore delivery model, comprehensive suite of tools and industry-specific solutions provide customers with a faster time-to-market and lower total cost of ownership.

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging ASP market. At the same time, the Company made the strategic decision to spin-off its Internet services business to its shareholders. Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova.

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

     During the second half of 2000, finding that the market for ASP services had not developed and grown as projected by market analysts, the Company significantly reduced its investment in the ASP business model. Expenditures for marketing and direct selling initiatives were significantly decreased, as were the infrastructure and personnel that supported the Company's ASP services. The Company renewed it focus and efforts on pursuing shorter-term success opportunities of implementing and enhancing application solutions based on SAP, Oracle and PeopleSoft products.

     At the same time, the Company redirected some of its ASP infrastructure and personnel towards Application Management Services. Additionally, the Company introduced Power Up Services. Finally, in 2001, the Company developed Pharma Express and Contractor Express. Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express assists companies in improving operational efficiency and controlling manufacturing project schedules.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the years ended December 31, 2000 and 2001, revenues derived from projects under fixed price contracts represented approximately 10% and 17%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2000 or 2001. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 1999, 2000 and 2001, the Company's ten largest customers accounted for in the aggregate, approximately 43%, 34% and 33% of its revenue, respectively. During 1999 and 2000, one customer accounted for more than 10% of revenue. During 2001, no single customer accounted for more than 10% of revenue. For the years ended December 31, 1999, 2000 and 2001, 48%, 36% and 42%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the years ended December 31, 1999, 2000 and 2001, approximately 54%, 63% and 69%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For each of the years ended December 31, 1999, 2000 and 2001, approximately 33%, 24% and 17%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For each of the years ended December 31, 1999, 2000 and 2001, approximately 9%, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Rosemont (Illinois) and Foster City (California). The Company also maintains offices in Europe (Denmark, Sweden and the United Kingdom), and Asia Pacific (Australia, Hong Kong, India, Indonesia, Japan, New Zealand, and Singapore). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

     The Company has reported a $4.9 million loss from discontinued operations for the period from January 1, 2000 to July 5, 2000 and a $1.3 million loss from discontinued operations for the year ended December 31, 1999.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items and accruals for contingencies. In addition, the footnotes to the Consolidated Financial Statements include further discussion of our significant accounting policies.

     Revenue recognition. The Company generates revenue from professional services rendered to customers. The majority of the Company's revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of sales. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     The Company also recognizes revenue under certain unit-price and fixed-price contracts. The Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative hours to total estimated hours basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is included in deferred revenue.

     Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 2001 and 2000 represent services provided through December 31, 2001 and 2000, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                          PERCENTAGE OF REVENUE
                                                             -----------------------------------------------
                                                                         YEAR ENDED DECEMBER 31
                                                             -----------------------------------------------
                                                                 2001              2000              1999
                                                                 ----              ----              ----

Revenue.................................................         100.0 %          100.0 %           100.0 %
Cost of sales...........................................          67.5             66.9              66.6
                                                                -------          -------           -------
     Gross profit.......................................          32.5             33.1              33.4
Selling, general and administrative expenses............          27.9             37.2              27.3
Depreciation and amortization expense...................           3.4              2.8               2.0
Acquisition expenses....................................            --               --               1.4
Restructuring and other special charges.................          12.3               --               5.0
                                                                -------          -------           -------
     Total operating expenses...........................          43.6             40.0              35.7
                                                                -------          -------           -------
     Operating loss.....................................         (11.1)            (6.9)             (2.3)
Other income (expense), net.............................           0.0              0.5              (0.4)
                                                                -------          -------           -------
Loss from continuing operations before income taxes.....         (11.1)            (6.4)             (2.7)
Provision (benefit) for income taxes....................           0.5             (0.5)              0.9
                                                                -------          -------           -------
Net loss from continuing operations.....................         (11.6)%           (5.9)%            (3.6)%
                                                                =======          =======           =======

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2001 and the year ended December 31, 2000.

     Revenue. Total revenue decreased by 4.2%, or $4.7 million, from $112.8 million in 2000 to $108.1 million in 2001. This decrease was attributable primarily to the continued weakness in the global economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the Company, as customers delayed and/or decreased the scope of IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 3.3%, or $2.5 million, from $75.4 million in 2000 to $73.0 million in 2001. The Company's gross profit decreased by 6.1%, or $2.3 million, from $37.4 million in 2000 to $35.1 million in 2001. These decreases were attributable primarily to lower revenues. Gross margin decreased slightly to 32.5% in 2001 from 33.1% in 2000. The Company was able to maintain gross margins relatively comparable to the prior year by reducing non-billable consultant time and other related costs.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 28.1%, or $11.8 million, from $42.0 million in 2000 to $30.2 million in 2001, and decreased as a percentage of revenue from 37.2% to 27.9%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the significant investments in marketing and developing the application management services business in 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain a proper alignment with revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased 15.9% to $3.7 million in 2001, compared to $3.2 million in 2000. The increase is due primarily to additional computers, equipment and software placed in service since 2000.

     Restructuring and other special charges. In an effort to further refine our business strategy around our core competencies and to refocus on more active markets, we recorded a $13.3 million restructuring and other special charges provision in 2001. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico, and to the restructuring and downsizing of the Company's operations in the United Kingdom.

     The charges associated with the ASP business in the United States included a write-down of approximately $6.1 million in purchased computer software and $469,000 in fixed assets, as well as $215,000 in severance costs and $152,000 in exit costs. The Company determined that an impairment charge was required, since the recoverability of the value of the computer software and fixed assets, acquired for use in the ASP service offering, seemed unlikely given current and future expected market conditions. The severance costs and exit costs relate to the reduction of headcount associated with the ASP service offering.

     The Company also determined that, based upon the current economic climate, it did not need the expanded capacity associated with the planned technology development and support center in Puerto Rico. Accordingly, the Company reached an agreement with the Government of Puerto Rico to terminate the project and to cancel the associated grant and other related contracts. As part of the termination agreement, the Company was released from all future obligations related to the project, but in exchange had to forego reimbursement of $1.3 million in previously incurred operating costs and fixed assets, which had already been paid for by the Company.

     Finally, the Company executed a plan to reorganize and downsize the Company's operations in the United Kingdom ("UK"). The restructuring costs included the write-down of $4.3 million of intangible assets and $174,000 of fixed assets, as well as severance costs of $315,000 and exit costs of $273,000 associated with reducing employee headcount in the region. The Company's operations in the UK now consist of a much smaller core group of billable consultants, focused primarily on providing application support services in the PeopleSoft market.

     In conjunction with the reorganization of the UK operations, the Company performed an assessment of the carrying value of the intangible assets. The intangible asset balance, consisting primarily of goodwill and assembled workforce, represents the excess purchase price associated with the acquisition of CPI Consulting Limited during 1998. The analysis of intangible assets was conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting and cash flow analysis. The Company considered the recent trend in the UK operations of declining revenues and increasing operating losses and the resulting impact on cash flows. The Company also considered that certain key founders of CPI Consulting Limited have left the Company to pursue other interests. Based upon the impairment test that was conducted, the Company recorded an intangible asset impairment charge of $4.3 million.

     Other income (expense), net. The Company earned $729,000 in interest income in 2001, compared with $1.2 million in 2000. The interest income was related primarily to the interest earned on the balance of the note receivable with SeraNova. The decrease was related primarily to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and we have commenced litigation against SeraNova (see Part I, Item 3, Legal Proceedings). The Company incurred $690,000 and $603,000 in interest expense in 2001 and 2000, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

     Provision (benefit) for income taxes. The Company's effective rate was 4.9% and (7.9)% for the years ended December 31, 2001 and 2000, respectively. The Company's net deferred tax asset as of December 31, 2001 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.6 million will be realized.

     During 2001 and 2000, the Company continued to generate overall pre-tax losses even though there were profits generated in foreign jurisdictions. The Company provided a valuation allowance against certain of these net operating loss carryforwards, as the ability to utilize these losses may be limited in the future. This negatively impacted the amount of income tax benefit recorded in both 2001 and 2000.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the years ended December 31, 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain of their fiscal year March 31, 1998 revenue. The assessment is for 20 million rupees, or approximately $417,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a liability as of December 31, 2001. If the Company is not successful with its appeal, which was filed in 2001, a future charge of approximately $417,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2000 and the year ended December 31, 1999.

     Revenue. Total revenue decreased by 22.9%, or $33.5 million, from $146.3 million in 1999 to $112.8 million in 2000. This decrease was attributable primarily to the anticipated decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the Company refocused resources into the application service provider market. The decline in traditional implementation services and slower than expected growth in the application service provider market resulted primarily from the general economic slowdown in which customers have decreased technology budgets and have displayed a lack of urgency to immediately fund information technology projects.

     Gross profit. The Company's cost of sales decreased by 22.6%, or $22.0 million, from $97.4 million in 1999 to $75.4 million in 2000. The Company's gross profit decreased by 23.5%, or $11.5 million, from $48.9 million in 1999 to $37.4 million in 2000. These decreases were attributable primarily to lower revenues. Gross margin decreased slightly to 33.1% in 2000 from 33.4% in 1999. The Company was able to maintain gross margins relatively comparable to the prior year by managing non-billable consultant time.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 5.3%, or $2.1 million, from $39.9 million in 1999 to $42.0 million in 2000, and increased as a percentage of revenue from 27.3% to 37.2%, respectively. The increase in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to additional sales staff and expanded marketing efforts as the Company refocused resources around the emerging application service provider market.

     Depreciation and amortization. Depreciation and amortization expenses increased 8.8% to $3.2 million in 2000, compared to $2.9 million in 1999. The increase is due primarily to additional computers, equipment and software placed in service since 1999, in support of the ASPPlus business model.

     Acquisition expense. In 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies. This acquisition was accounted for as a pooling of interests. Acquisition costs consisted primarily of professional fees associated with the acquisition.

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

     Other income (expense), net. The Company earned $1.2 million in interest income in 2000, compared with $241,000 in 1999. The increase was related to the additional interest earned on the balance of the note receivable with SeraNova, which increased in 2000. The Company incurred $603,000 and $754,000 in interest expense in 2000 and 1999, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities.

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

     During 2000, the Company changed their tax strategy, and filed separate company returns for 1999, which resulted in the realization of the foreign tax credits and a portion of the valuation allowance being reversed. By choosing this strategy the Company was able to generate net operating losses, which are less restrictive than the foreign tax credits.

     During 2000, the Company continued to generate overall pre-tax losses even though there were profits generated in foreign jurisdictions. The Company has provided a valuation allowance against certain of these net operating loss carryforwards, as the ability to utilize these losses may be limited in the future. This has negatively impacted the amount of income tax benefit recorded in 2000. Accordingly, the Company's effective tax rate was (7.9%) in 2000 and 37.1% in 1999. Based on anticipated profitability in the near future, management believes it is more likely than not, that the 2000 net deferred tax asset of $1,142,000 will be realized.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The Company has four reportable operating segments, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o Asia-Pacific ("APAC") - includes the operations of the Company in Australia, Hong Kong, Indonesia, Japan, New Zealand and Singapore. The APAC headquarters are located in Wellington, New Zealand;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India, Jamaica and the United Arab Emirates. The Indian headquarters are located in Hyderabad, India.

     Each of the operating segments has a Managing Director, or manager with an equivalent position, who reports directly to the Chief Executive Officer (CEO). Currently, the CEO is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following discussion compares the segment results for the year ended December 31, 2001 and the year ended December 31, 2000.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                                       YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                                2001                           2000
                                     ----------------------------    ----------------------------
                                                    PERCENTAGE OF                   PERCENTAGE OF
                                       DOLLARS          TOTAL          DOLLARS          TOTAL
                                     -----------    -------------    -----------    -------------
United States.......................  $ 72,285          66.9%         $ 77,814          69.0%
Asia-Pacific........................    12,757          11.8            10,806           9.6
Europe..............................    10,636           9.8            17,844          15.8
India...............................    12,428          11.5             6,374           5.6
                                     -----------    -------------    -----------    -------------
Total...............................  $108,106         100.0%         $112,838         100.0%
                                     ===========    =============    ===========    =============

     US revenue decreased by 7.1%, or $5.5 million, from $77.8 million in 2000 to $72.3 million in 2001. The decrease was attributable primarily to the continued weakness in the US economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the US, as customers delayed and/or decreased the scope of IT projects, and as the US experienced competitive pricing pressures in the provision of consulting services.

     APAC revenue increased by 18.1%, or $2.0 million, from $10.8 million in 2000 to $12.8 million in 2001. The increase was due primarily to new business signings in Indonesia (an increase of $1.6 million), Japan (an increase of $1.0 million) and Australia (an increase of $851,000). The increase was partially offset by challenging economic conditions in New Zealand (a decrease of $1.5 million).

     Europe revenue decreased by 40.4%, or $7.2 million, from $17.8 million in 2000 to $10.6 million in 2001. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $7.1 million), while the Nordic operations (Denmark and Sweden) remained relatively stable. The UK operations were negatively impacted by the competitive economic conditions and the resulting impact on the IT services market, particularly the SAP market. As a result, the Company executed a plan to reorganize and downsize the Company's operations in the UK during late 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market.

     India revenue increased by 95.0%, or $6.1 million, from $6.4 million in 2000 to $12.4 million in 2001. The increase was attributable primarily to the growth in professional consulting services delivered through the Advanced Development Center and application management services delivered through the Global Support Center.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                             YEAR ENDED DECEMBER 31
                                   ------------------------------------------
                                           2001                  2000
                                   -------------------   --------------------
United States.....................      $ (6,991)             $ (6,228)
Asia-Pacific......................           368                    81
Europe............................        (8,495)               (1,741)
India.............................         3,078                    91
                                   -------------------   --------------------
Total.............................      $(12,040)             $ (7,797)
                                   ===================   ====================

     The US operating loss increased by 12.3%, or $763,000, from $6.2 million in 2000 to $7.0 million in 2001. The increase in the operating loss was attributable primarily to the $8.2 million of restructuring and other special charges recorded in 2001. The restructuring and other special charges were related primarily to the ASP business and the termination of a project to build and operate a technology development and support center in Puerto Rico.

     The charges associated with the ASP business included a write-down of approximately $6.1 million in purchased computer software and $469,000 in fixed assets, as well as $215,000 in severance costs and $152,000 in exit costs. The charges associated with the center in Puerto Rico resulted from the Company foregoing reimbursement of $1.3 million in previously incurred operating costs and fixed assets in exchange for the Government of Puerto Rico releasing the Company from all future obligations associated with the project.

     Excluding the $8.2 million of charges, the US operating position improved by 119.2%, or $7.4 million, from an operating loss of $6.2 million in 2000 to operating income of $1.2 million in 2001. This improvement was attributable primarily to a $12.5 million reduction in selling, general and administrative expenses to $19.3 million, or 26.7% of revenue, in 2001, compared with $31.8 million, or 40.9% of revenue, in 2000. In 2000, the Company invested significantly in marketing and developing the application management services business. Since late 2000, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain a proper alignment with revenue.

     The decline in selling, general and administrative expenses in 2001 was partially offset by a decline in gross profit margin from 35.5% of revenue in 2000 to 31.4% of revenue in 2001. The decline in gross profit margin results from competitive pricing pressures in the US market as well as a decrease in consultant utilization rates.

     APAC operating income increased by 354.3%, or $287,000, from $81,000 in 2000 to $368,000 in 2001. The increase was attributable primarily to an improvement in operating performance in Australia (an increase of $643,000) and Indonesia (an increase of $557,000), as both countries realized an improvement in gross profit margins as consultant utilization improved. The increase was partially offset by a decline in operating income in Japan (a decrease of $941,000), as gross margins declined as a result of local market conditions.

     Europe operating loss increased by 387.9%, or $6.8 million, from $1.7 million in 2000 to $8.5 million in 2001. The increase was attributable primarily to an increase in the operating loss from the UK operations of $6.9 million, while the Nordic operations remained relatively stable. The significant operating loss in the UK resulted primarily from the restructuring program initiated in the UK during late 2001 as well as competitive pricing pressures and low consultant utilization. The UK restructuring costs, which totaled approximately $5.1 million, included the write-down of certain intangible assets and other long-lived assets, as well as severance costs and exit costs associated with reducing employee headcount in the region.

     India operating income increased by 3,282.4%, or $3.0 million, from $91,000 in 2000 to $3.1 million in 2001. The increase was attributable primarily to a significant improvement in gross margins and selling, general and administrative expenses as a percentage of revenue.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following discussion compares the segment results for the year ended December 31, 2000 and the year ended December 31, 1999.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                                       YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                                2000                           1999
                                     ----------------------------    ----------------------------
                                                    PERCENTAGE OF                   PERCENTAGE OF
                                       DOLLARS          TOTAL          DOLLARS          TOTAL
                                     -----------    -------------    -----------    -------------
United States.......................  $ 77,814           69.0%        $105,898           72.4%
Asia-Pacific........................    10,806            9.6            8,911            6.1
Europe..............................    17,844           15.8           24,585           16.8
India...............................     6,374            5.6            6,878            4.7
                                     -----------    -------------    -----------    -------------
Total...............................  $112,838          100.0%        $146,272          100.0%
                                     ===========    =============    ===========    =============

     US revenue decreased by 26.5%, or $28.1 million, from $105.9 million in 1999 to $77.8 million in 2000. The decrease was attributable primarily to the decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing and hosting revenues as the US refocused resources into the application service provider market. The decline in traditional implementation services and slower than expected growth in the application service provider market resulted primarily from the general economic slowdown in which customers have decreased technology budgets and have displayed a lack of urgency to immediately fund information technology projects.

     APAC revenue increased by 21.3%, or $1.9 million, from $8.9 million in 1999 to $10.8 million in 2000. The increase was due primarily to new business signings in Japan (an increase of $2.6 million) and Singapore (an increase of $282,000). The increase was partially offset by unfavorable market conditions in Australia (a decrease of $957,000).

     Europe revenue decreased by 27.4%, or $6.7 million, from $24.6 million in 1999 to $17.8 million in 2000. The decrease was attributable primarily to the UK operations (a decrease of $6.4 million) and operations in Denmark (a decrease of $880,000), while the operations in Sweden began in early 2000 (total revenue of $561,000).

     India revenue decreased by 7.3%, or $504,000, from $6.9 million in 1999 to $6.4 million in 2000. The decrease was attributable primarily to the decline in sales of traditional implementation services offerings. The decline in traditional implementation services resulted primarily from the general economic slowdown in which customers have decreased technology budgets and have displayed a lack of urgency to immediately fund information technology projects.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).


                                             YEAR ENDED DECEMBER 31
                                   ------------------------------------------
                                           2000                  1999
                                   ------------------------------------------
United States.....................      $ (6,228)             $ (6,133)
Asia-Pacific......................            81                  (483)
Europe............................        (1,741)                  473
India.............................            91                 2,768
                                   -------------------   --------------------
Total.............................      $ (7,797)             $ (3,375)
                                   ===================   ====================

     The US operating loss increased by 1.5%, or $95,000, from $6.1 million in 1999 to $6.2 million in 2000. The decline in operating performance was attributable primarily to an increase in selling, general and administrative expenses from 39.4% of revenue in 1999 to 43.5% of revenue in 2000, as the Company invested significantly in marketing and developing the application service provider business during 2000.

     In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $4.8 million related to restructuring initiatives during 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States, the closing of certain satellite offices in the United States, and costs to exit certain contractual obligations. Additionally, the Company recorded a reserve of $1.7 million against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws. Finally, in 1999, the Company incurred costs of $2.1 million in connection with the acquisition of the Empower Companies. This acquisition was accounted for as a pooling of interests. Acquisition costs consisted primarily of professional fees associated with the acquisition.

     Excluding all non-recurring charges, the US operating performance declined from operating income of $2.4 million in 1999 to an operating loss of $6.2 million in 2000. The decrease in performance was attributable primarily to a decrease in gross profit from $35.6 million in 1999 to $27.7 million in 2000, and an increase in selling, general and administrative expenses as a percentage of revenue.

     APAC operating income increased by 116.8%, or $564,000, from an operating loss of $483,000 in 1999 to operating income of $81,000 in 2000. The increase was attributable primarily to an improvement in operating performance in Japan (an increase of $671,000), as a result of a decline in selling, general and administrative expenses as a percentage of revenue, and Australia (an increase of $278,000), as a result of an improvement in gross margins. The increase was partially offset by a decrease in operating performance in New Zealand (a decrease of $361,000), as a result of a decline in gross margins.

     Europe operating loss increased 468.1%, or $2.2 million, from operating income of $473,000 in 1999 to an operating loss of $1.7 million in 2000. The change was attributable primarily to the UK operations (an increase in the operating loss of $1.3 million) and the operations in Denmark (an increase in the operating loss of $809,000). The change in operating performance reflects local market conditions.

     In connection with management's plan to reduce costs and improve operating efficiencies, the Company incurred a non-recurring charge of $794,000 related to restructuring initiatives during 1999. The restructuring charge included expenses associated with the termination of certain employees in the United Kingdom, the closing of an additional office in Belgium, and costs to exit certain contractual obligations.

     Excluding all non-recurring charges, the UK operating performance declined from operating income of $889,000 in 1999 to an operating loss of $1.2 million in 2000. The decrease in performance was attributable primarily to a decrease in gross profit from $5.1 million in 1999 to $3.1 million in 2000, and an increase in selling, general and administrative expenses as a percentage of revenue.

     India operating income decreased by 96.7%, or $2.7 million, from $2.8 million in 1999 to $91,000 in 2000. The decrease was attributable primarily to a decrease in gross margins from 63.9% of revenue in 1999 to 40.4% of revenue in 2000. The decrease in gross margins results primarily from the increased costs associated with the expanding of infrastructure in India in support of the application service provider market.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash flow generated from operations and financing activities, and prior to 1998 from cash balances generated from the Company's initial and follow-on public offerings consummated in October 1996 and July 1997, respectively.

     The Company had cash and cash equivalents of $2.1 million at December 31, 2001 and $1.3 million at December 31, 2000. The Company had working capital of $17.8 million at December 31, 2001 and $23.2 million at December 31, 2000.

     Cash provided by continuing operating activities was $8.0 million during the year ended December 31, 2001, resulting primarily from depreciation and amortization of $4.5 million, the provision for doubtful accounts of $1.8 million, the restructuring and other special charges provision of $13.3 million and decreases in accounts receivable of $7.1 million and other current assets of $782,000. These amounts were partially offset by increases in unbilled services of $1.6 million and decreases in accounts payable of $3.3 million and accrued payroll and related taxes of $1.0 million. The decrease in accounts receivable results from enhanced credit and collection efforts as well as the decrease in revenues. The decrease in accounts payable and accrued payroll and related taxes results from the overall decrease in operating expenses. Cash provided by continuing operating activities during the year ended December 31, 2000 was $7.9 million. Cash used in continuing operating activities was $544,000 during the year ended December 31, 1999.

     The Company invested $3.1 million, $3.2 million and $2.4 million in computer equipment, internal-use computer software and office furniture and fixtures in 2001, 2000 and 1999, respectively. The increase reflects purchases of computer and telecommunications equipment, internal-use computer software and office furniture and fixtures for consultants and administrative staff.

     In conjunction with the strategic decision to focus on the emerging ASP market, the Company invested $2.7 million and $4.0 million in purchased computer software licenses in 2001 and 2000, respectively. The computer software was to be re-sold to customers as part of the Company's ASPPlus solutions and services. However, during 2001, the Company recorded a write-down of the purchased computer software, as management believed the recoverability of the value of the assets acquired for use in the ASP service offering was unlikely given current and future expected market conditions.

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

     On May 31, 2000, the Company and the Bank entered into an agreement to replace the previous facility with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4.1 million. The Company estimates undrawn availability under the credit facility to be $6.1 million as of December 31, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5.0 million.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy such defaults. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, and (3) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA. The Company believes that it will be in compliance with all financial covenants throughout 2002.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.0 million and $803,000 as of December 31, 2001 and 2000, respectively. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3.0 million payment from SeraNova.

     In September 2000, SeraNova consummated an $8.0 million preferred stock financing with two institutional investors. According to the mandatory prepayment provisions of the Note, SeraNova was required to make a prepayment of $3.0 million on the Note as a result of the stock financing. Subsequently, the Company finalized with SeraNova the terms of an agreement to waive, subject to certain conditions, certain of the mandatory prepayment obligations arising as a result of the financing. The terms of the new agreement included, among other things, that SeraNova pay the Company (i) $500,000 upon execution of the agreement; (ii) $500,000 on or before each of January 31, 2001, February 28, 2001, March 31, 2001, April 30, 2001 and May 31, 2001; and (iii) $400,000 on or
before December 15, 2000 to be applied either as (a) an advance payment towards a contemplated services arrangement for hosting services to be provided to SeraNova by the Company (the "Hosting Agreement"); or (b) in the event that no such Hosting Agreement is executed on or before December 15, 2000, an additional advance prepayment toward the principal of the Note.

     The Company received from SeraNova the $500,000 payment that was due upon execution of the agreement and a $400,000 payment in December 2000 as an advance payment towards the principal of the Note since no Hosting Agreement was executed before December 15, 2000.

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. Although management believes they are entitled to the entire $10.1 million balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In the event the Company accepts a payment in less than full satisfaction of the $10.1 million due, the Company will record a charge against earnings for such difference. The Company has not recorded a reserve against the remaining balance of $10.1 million under the Note as of December 31, 2001, as the amount of loss, if any, cannot be reasonably estimated. Management believes that SeraNova and/or Silverline have the ability to pay the entire balance due. The resolution of this uncertainty could materially impact the Company's consolidated financial position and results of operations. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million (see Part I, Item 3, Legal Proceedings). The parties are currently proceeding with the discovery process. The Company believes that there is no basis to support such amounts claimed by SeraNova.

     In June 2000, the Company announced an agreement with the Government of Puerto Rico, in conjunction with the Puerto Rico Industrial Development Company ("PRIDCO"), to locate a new technology development center in Puerto Rico ("PR-ADC"). The agreement provided for substantial incentive grants to the Company, totaling approximately $9.0 million. In mid-2000, the Company began constructing the building, acquiring the necessary furniture, fixtures and equipment and engaging in sales, marketing and other administrative activities to support the PR-ADC. Accordingly, the Company had previously recorded an asset for the costs of these activities and had requested reimbursement from the Government of Puerto Rico, through PRIDCO in accordance with its contractual right.

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

     On November 2, 2001, the general counsel for PRIDCO notified the Company's attorney advising that PRIDCO was amenable to an amicable termination of the agreements, and would work with the Company to close out certain outstanding issues, including the resolution of the litigation with Fe-Ri Construction (see
Part I, Item 3, Legal Proceedings).

     The Company determined that this resolution was reasonable, and had the least detrimental effect on the Company's continuing endeavors, including opportunities for additional business within Puerto Rico. Accordingly, the Company reached an agreement with the Government of Puerto Rico to terminate the project and to cancel the associated grant and other related contracts. As part of the termination agreement, the Company was released from all future obligations related to the project, but in exchange had to forego reimbursement of $1.3 million in previously incurred operating costs and fixed assets, which had already been paid for by the Company. Accordingly, the Company recorded a charge of $1.3 million, which is included in restructuring and other special charges in the Consolidated Statements of Operations.

     The Company's 2002 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the remaining availability under the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

     The Company believes that its available funds, together with current credit arrangements and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

NASDAQ NATIONAL MARKET

     From time to time, the Company's Common Stock has failed to maintain a minimum bid price of $1.00 per share. If the Company fails to maintain a minimum bid price of $1.00 per share for a period of 30 consecutive business days, it would be subject to notification by the Nasdaq National Market that it failed to meet its requirements for continued listing. Upon such notice, the Company would have 90 days from the notice date to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum of 10 consecutive business days during the 90-day compliance period. A delisting from the Nasdaq National Market could severely and adversely affect the market liquidity of the Company's Common Stock.

COMMITMENTS

     The Company leases office space, office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001. Future minimum aggregate annual lease payments are as follows:

                FOR THE YEARS
             ENDING DECEMBER 31,              CAPITAL       OPERATING
       -------------------------------     ------------   -------------
       2002..........................       $  727,000     $2,162,000
       2003..........................          383,000      1,670,000
       2004..........................               --      1,421,000
       2005..........................               --      1,038,000
       2006..........................               --        980,000
       Thereafter....................               --      1,397,000
                                           ------------
       Subtotal......................        1,110,000
       Less-Interest.................           93,000
                                           ------------
                                             1,017,000
       Less-Current Portion..........          646,000
                                           ------------
                                            $  371,000
                                           ============

     During late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova and Silverline Technologies. The demand for arbitration seeks reimbursement from SeraNova and/or Silverline Technologies for all rent payments made by the Company on behalf of SeraNova and for jurisdiction over further payment defaults by SeraNova and/or Silverline Technologies to the Company and its landlords (see Part I, Item 3, Legal Proceedings). The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations. The Company also believes it has sufficient funds to pay the outstanding lease obligations on behalf of SeraNova for the shared office space for at least the next 12 months.

RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

     Nagarjun Valluripalli, the Chief Executive Officer and a Director of the Company, Rajkumar Koneru, a Director of the Company, and Ashok Pandey, an affiliate of the Company, were the sole shareholders of Intelligroup Asia Private Ltd. ("Intelligroup Asia"). Historically, Intelligroup Asia operated the Advanced Development Center in Hyderabad, India for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia were subject to prior approval by the Company. The Company and Messrs. Valluripalli, Koneru and Pandey entered into an agreement pursuant to which the Company would, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997. As a result, the Company currently owns 99.8% of the shares of Intelligroup Asia.

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

     During 2001, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $156,000. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     On May 30, 2001, the Company advanced the amount of $60,000 to Mr. Valluripalli, with the intent that such amount would be applied against any performance bonus due Mr. Valluripalli for the full year 2001. In connection with such arrangement, the parties executed a compensation advance agreement executed by Mr. Valluripalli in favor of the Company (the "Compensation Advance"). The Compensation Advance provides, among other things, for (i) repayment of the outstanding principal amount of the Compensation Advance on or before May 22, 2002; (ii) the accrual of no interest on amounts outstanding under the Compensation Advance during the period of Mr. Valluripalli's employment with the Company; and (iii) the accrual of interest on amounts outstanding under the Compensation Advance at a rate per annum equal to the Federal Funds Effective Rate announced by the Federal Reserve Bank of New York, in the event of and following the termination of Mr. Valluripalli's employment with the Company. The largest aggregate amount of indebtedness outstanding at any time during the term of the Compensation Advanced was $60,000. In March 2002, the Compensation Committee of the Company's Board of Directors approved a full year 2001 bonus for Mr. Valluripalli in an amount of $200,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has evaluated the impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, does not believe it will have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. Management has evaluated the impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002, and does not believe it will have a material impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, currently report reimbursements for "out-of-pocket" expenses on a "net" basis in the statement of operations. The new reporting treatment requires companies to report these reimbursements on a "gross" basis beginning in financial reporting periods after December 15, 2001. The Company is still evaluating the impact of the adoption of this EITF interpretation, which will negatively impact gross margins, but does not believe it will have a material impact on the Company's results of operations.

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.     EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.       EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

    (a)  (1)   Financial Statements.

               Reference  is made to the Index to Financial  Statements  on Page
               F-1.

         (2)   Financial Statement Schedules.

               None.

         (3)   Exhibits.

               Reference is made to the Exhibit Index on Page 48.

    (b)        Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2002.

                                            INTELLIGROUP, INC.


                                            By:  /s/ Nagarjun Valluripalli
                                               ---------------------------------
                                               Nagarjun Valluripalli,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Nagarjun Valluripalli       Chief Executive Officer and       March 29, 2002
---------------------------
Nagarjun Valluripalli           Director (principal executive
                                officer)

/s/ Nicholas Visco              Senior Vice President- Finance    March 29, 2002
---------------------------
Nicholas Visco                  and Administration (principal
                                financial and accounting officer)

/s/ Rajkumar Koneru             Director                          March 29, 2002
---------------------------
Rajkumar Koneru

/s/ Klaus Besier                Director                          March 29, 2002
---------------------------
Klaus Besier

/s/ Dennis McIntosh             Director                          March 29, 2002
---------------------------
Dennis McIntosh

/s/ Gregory S. Dimit            Director                          March 29, 2002
---------------------------
Gregory S. Dimit

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

  10.1*+       1996 Stock Plan, as amended, of the Company.

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

  10.32 Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company.

  10.33+ First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association.

  21+          Subsidiaries of the Registrant.

  23+          Consent of Arthur Andersen LLP.

  99+ Letter to the Securities and Exchange Commission dated March 29, 2002, regarding the receipt of certain representations from Arthur Andersen LLP.

--------------

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

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants................................    F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000............    F-3

Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999...................................    F-4

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2001, 2000 and 1999...................................    F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999...................................    F-6

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 1, 2002
(except with respect to paragraph 4
of Note 3, as to which the
date is March 27, 2002)

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                     2001               2000
                                                                -------------      -------------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................        $   2,138,000      $   1,327,000
  Accounts receivable, less allowance for doubtful
      accounts of $2,073,000 and $2,061,000 at
      December 31, 2001 and 2000, respectively..........           13,519,000         22,438,000
  Unbilled services.....................................            7,536,000          5,933,000
  Prepaid income taxes..................................              342,000            384,000
  Deferred tax asset....................................            1,736,000          1,348,000
  Other current assets..................................            3,571,000          5,530,000
  Note receivable - SeraNova............................            9,140,000         11,200,000
                                                                -------------      -------------
        Total current assets............................           37,982,000         48,160,000

  Property and equipment, net...........................            8,099,000          9,650,000
  Intangible assets, net................................                   --          4,732,000
  Other assets..........................................            1,468,000          4,826,000
                                                                -------------      -------------
                                                                $  47,549,000      $  67,368,000
                                                                =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................        $   3,548,000      $   6,849,000
  Accrued payroll and related taxes.....................            5,465,000          6,480,000
  Accrued expenses and other current liabilities........            4,869,000          4,342,000
  Deferred revenue......................................            1,211,000          1,003,000
  Income taxes payable..................................              427,000            627,000
  Current portion of long-term debt and obligations
      under capital leases..............................            4,712,000          5,623,000
                                                                -------------      -------------
          Total current liabilities.....................           20,232,000         24,924,000
                                                                -------------      -------------
Deferred tax liability..................................              164,000            206,000
                                                                -------------      -------------
Obligations under capital leases, less current portion..              371,000          1,037,000
                                                                -------------      -------------

Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized,
      none issued or outstanding........................                   --                 --
  Common stock, $.01 par value, 25,000,000 shares
      authorized, 16,630,000 shares issued and
      outstanding at December 31, 2001 and 2000.........              166,000            166,000
  Additional paid-in capital............................           41,366,000         41,366,000
  Retained earnings (accumulated deficit)...............          (10,685,000)         1,908,000
  Currency translation adjustments......................           (4,065,000)        (2,239,000)
                                                                -------------      -------------
        Total shareholders' equity .....................           26,782,000         41,201,000
                                                                -------------      -------------
                                                                $  47,549,000      $  67,368,000
                                                                =============      =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                       2001              2000               1999
                                                  -------------     -------------      -------------
Revenue......................................     $ 108,106,000     $ 112,838,000      $ 146,272,000
Cost of sales................................        72,984,000        75,444,000         97,382,000
                                                  -------------     -------------      -------------
    Gross profit.............................        35,122,000        37,394,000         48,890,000
                                                  -------------     -------------      -------------
Selling, general and administrative expenses.        30,206,000        42,004,000         39,892,000
Depreciation and amortization................         3,695,000         3,187,000          2,930,000
Acquisition expenses.........................                --                --          2,115,000
Restructuring and other special charges......        13,261,000                --          7,328,000
                                                  -------------     -------------      -------------
    Total operating expenses.................        47,162,000        45,191,000         52,265,000
                                                  -------------     -------------      -------------
    Operating loss...........................       (12,040,000)       (7,797,000)        (3,375,000)
Interest income (expense), net...............            39,000           570,000           (513,000)
                                                  -------------     -------------      -------------
Loss from continuing operations before
    income tax provision (benefit)...........       (12,001,000)       (7,227,000)        (3,888,000)
Income tax provision (benefit)...............           592,000          (573,000)         1,441,000
                                                  -------------     -------------      -------------
Loss from continuing operations..............       (12,593,000)       (6,654,000)        (5,329,000)
Loss from discontinued operations, net of
    tax benefit of  $0, $(2,095,000) and
    $(235,000), respectively.................                --        (4,891,000)        (1,261,000)
                                                  -------------     -------------      -------------
Net loss.....................................     $ (12,593,000)    $ (11,545,000)     $  (6,590,000)
                                                  =============     =============      =============

Earnings per share:
    Basic and diluted earnings per share:
        Loss from continuing operations .....     $       (0.76)    $       (0.40)     $       (0.34)
        Discontinued operations .............                --             (0.30)             (0.08)
                                                  -------------     -------------      -------------
           Net loss per share................     $       (0.76)    $       (0.70)     $       (0.42)
                                                  =============     =============      =============
        Weighted average number of common
           shares - basic and diluted........        16,630,000        16,485,000         15,766,000
                                                  =============     =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                       CUMULATIVE
                                                                          RETAINED      FOREIGN
                                                           ADDITIONAL     EARNINGS      CURRENCY         TOTAL       COMPREHENSIVE
                                                            PAID-IN     (ACCUMULATED   TRANSLATION   SHAREHOLDERS'   INCOME (LOSS)
                                     COMMON STOCK           CAPITAL       DEFICIT)     ADJUSTMENTS       EQUITY      FOR THE PERIOD
                                     ------------         ----------    ------------   ------------  -------------   --------------
                                  SHARES       AMOUNT
                                ----------   ---------
Balance at December 31, 1998..  15,573,000   $156,000     $35,261,000   $ 13,077,000   $  (545,000)   $ 47,949,000    $ 12,954,000

Issuance of common stock in
connection with acquisitions..     155,000      2,000       4,589,000             --            --       4,591,000              --

Exercise of stock options.....     221,000      2,000       2,996,000             --            --       2,998,000              --

Tax benefit from exercise of
stock options.................          --         --         510,000             --            --         510,000              --

Shareholder dividends.........          --         --              --       (170,000)           --        (170,000)             --

Currency translation
adjustments...................          --         --              --             --      (634,000)       (634,000)   $   (634,000)

Net loss......................          --         --              --     (6,590,000)           --      (6,590,000)     (6,590,000)
                                ----------   --------     -----------    -----------   -----------     -----------    ------------
Balance at December 31, 1999..  15,949,000    160,000      43,356,000      6,317,000    (1,179,000)     48,654,000    $ (7,224,000)

Issuance of common stock in
connection with acquisitions..     100,000      1,000              --             --            --           1,000              --

Spin-off distribution of
SeraNova common stock.........          --         --      (7,733,000)     7,136,000      (107,000)       (704,000)             --

Exercise of stock options.....     581,000      5,000       5,743,000             --            --       5,748,000              --

Currency translation
adjustments...................          --         --              --             --      (953,000)       (953,000)   $   (953,000)

Net loss......................          --         --              --    (11,545,000)           --     (11,545,000)    (11,545,000)
                                ----------   --------     -----------    -----------   -----------     -----------    ------------
Balance at December 31, 2000..  16,630,000    166,000      41,366,000      1,908,000    (2,239,000)     41,201,000    $(12,498,000)

Currency translation
adjustments...................          --         --              --             --    (1,826,000)     (1,826,000)   $ (1,826,000)

Net loss......................          --         --              --    (12,593,000)           --     (12,593,000)    (12,593,000)
                                ----------   --------     -----------    -----------   -----------     -----------    ------------
Balance at December 31, 2001..  16,630,000   $166,000     $41,366,000   $(10,685,000)  $(4,065,000)   $ 26,782,000    $(14,419,000)
                                ==========   ========     ===========   ============   ===========    ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                  2001            2000             1999
                                                              ------------    ------------     ------------
Cash flows from operating activities:
  Net loss.................................................   $(12,593,000)   $(11,545,000)    $(6,590,000)
  Less: Loss from discontinued operations, net of tax......             --      (4,891,000)     (1,261,000)
                                                              ------------    ------------     -----------
  Loss from continuing operations..........................    (12,593,000)     (6,654,000)     (5,329,000)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by (used in)
    operating activities of continuing operations:
      Depreciation and amortization........................      4,475,000       3,480,000       2,930,000
      Provision for doubtful accounts......................      1,821,000       3,293,000       4,742,000
      Restructuring and other special charges..............     13,261,000              --              --
      Deferred income taxes................................       (430,000)        533,000      (1,430,000)
      Tax benefit from exercise of stock options...........             --              --         510,000
  Changes in operating assets and liabilities:
    Accounts receivable....................................      7,098,000       1,876,000      (1,823,000)
    Unbilled services......................................     (1,603,000)      1,759,000       2,250,000
    Prepaid income taxes...................................         42,000       3,228,000      (3,612,000)
    Other current assets...................................        782,000      (2,121,000)      1,292,000
    Other assets...........................................         (8,000)        735,000        (120,000)
    Accounts payable.......................................     (3,299,000)      3,049,000      (1,021,000)
    Accrued payroll and related taxes......................     (1,015,000)        953,000         312,000
    Accrued expenses and other current liabilities.........         16,000         677,000       4,494,000
    Accrued restructuring charges..........................       (574,000)       (608,000)     (4,679,000)
    Deferred revenue.......................................        208,000       1,003,000              --
    Income taxes payable...................................       (200,000)     (3,277,000)        940,000
                                                              ------------    ------------     -----------
  Net cash provided by (used in) operating activities
    of continuing operations...............................      7,981,000       7,926,000        (544,000)
                                                              ------------    ------------     -----------

Cash flows from investing activities:
    Purchases of equipment ................................     (3,149,000)     (3,212,000)     (2,356,000)
    Purchases of software licenses.........................     (2,678,000)     (3,957,000)             --
                                                              ------------    ------------     -----------
  Net cash used in investing activities of continuing
    operations.............................................     (5,827,000)     (7,169,000)     (2,356,000)
                                                              ------------    ------------     -----------

Cash flows from financing activities:
  Principal payments under capital leases..................       (594,000)       (117,000)        (12,000)
  Proceeds from exercise of stock options..................             --       5,749,000       2,998,000
  Shareholder dividends ...................................             --              --        (170,000)
  Other borrowings (repayments)............................        (36,000)         91,000              --
  Net change in line of credit borrowings..................       (947,000)     (5,572,000)     10,526,000
  Net change in note receivable-SeraNova prior to
    spin-off date..........................................             --      (6,662,000)     (6,618,000)
  Repayment of note receivable-SeraNova subsequent to
      spin-off date........................................      2,060,000       3,149,000              --
                                                              ------------    ------------     -----------
    Net cash provided by (used in) financing activities
      of continuing operations.............................        483,000      (3,362,000)      6,724,000
                                                              ------------    ------------     -----------
    Effect of foreign currency exchange rate changes
      on cash..............................................     (1,826,000)       (953,000)       (634,000)
                                                              ------------    ------------     -----------
Net cash provided by (used in) continuing operations ......        811,000      (3,558,000)      3,190,000
Net cash used in discontinued operations ..................             --        (625,000)     (1,248,000)
                                                              ------------    ------------     -----------
Net increase (decrease) in cash and cash equivalents ......        811,000      (4,183,000)      1,942,000
Cash and cash equivalents at beginning of period...........      1,327,000       5,510,000       3,568,000
                                                              ------------    ------------     -----------
Cash and cash equivalents at end of period.................   $  2,138,000    $  1,327,000     $ 5,510,000
                                                              ============    ============     ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes...............................   $  1,216,000    $  4,053,000     $ 3,850,000
                                                              ============    ============     ===========
  Cash paid for interest...................................   $    690,000    $    608,000     $   779,000
                                                              ============    ============     ===========
Supplemental disclosures of non-cash transactions:
  Issuance of common stock in connection with acquisitions.   $         --    $      1,000     $ 4,591,000
                                                              ============    ============     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

     Intelligroup, Inc., and its subsidiaries (the "Company") provide a wide range of high-quality, cost-effective information technology solutions and services. These services and solutions include the development, integration, implementation, management and support of enterprise, e-commerce and m-commerce software applications to companies of all sizes. The Company markets its services to a wide variety of industries, the majority of which are in the United States. The majority of the Company's business is with large established companies, including consulting firms serving numerous industries.

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

     The Company's 2002 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Cash and Cash Equivalents

     Cash  and  cash  equivalents   consist  of  investments  in  highly  liquid
short-term instruments, with maturities of three months or less from the date of purchase.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts arising from services, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $1,821,000, $3,293,000 and $4,742,000 in 2001,
2000 and 1999, respectively. Accounts written off totaled $1,809,000, $4,171,000 and $2,649,000 in 2001, 2000 and 1999, respectively.

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

     In 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. The cost of the internal-use software and the capitalized implementation-related costs are included within computer software in property and equipment as of December 31, 2001 and 2000 (See Note
2). Such capitalized costs are amortized on a straight-line basis over the software's estimated useful life of three years.

Intangible Assets

     Net intangible assets as of December 31, 2000 included goodwill and other intangibles totaling $4,732,000, which was attributable to the acquisition of CPI Consulting (See Note 11). During the year ended December 31, 2001, the Company recorded an impairment charge of $4,314,000 to write-off the unamortized balance of these intangible assets, as part of the Company's efforts to restructure the United Kingdom operations. The charge is included on the Consolidated Statements of Operations in restructuring and other special charges. These intangible assets were previously being amortized over the estimated useful lives ranging from 5 to 15 years using the straight-line method. Accumulated amortization was $1,044,000 as of December 31, 2000. Amortization expense was $418,000, $456,000 and $441,000 in 2001, 2000 and 1999,
respectively.

     In conjunction with the reorganization of the UK operations, the Company performed an assessment of the carrying value of the intangible assets. The analysis of intangible assets was conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting and cash flow analysis. The Company considered the recent trend in the UK operations of declining revenues and increasing operating losses and the resulting impact on cash flows. The Company also considered that certain key founders of CPI Consulting Limited have left the Company to pursue other interests. Based upon the impairment test that was conducted, the Company recorded an intangible asset impairment charge of $4,314,000.

Other Assets

     Other assets as of December 31, 2000 included the cost of purchased computer software that was to be marketed to customers as a part of the Company's ASPPlus solution. During the years ended December 31, 2001 and 2000, the Company purchased $2,678,000 and $3,957,000, respectively, of such computer software. However, during the year ended December 31, 2001, the Company recorded an impairment charge of $6,044,000 to write-down the balance of such purchased computer software. In the opinion of management, the recoverability of the carrying value is unlikely given current and future expected market conditions. For the years ended December 31, 2001 and 2000, no amortization expense was recorded since the software had not yet been placed in service.

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

Revenue Recognition

     The Company generates revenue from professional services rendered to customers. The majority of the Company's revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of sales. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     The Company also recognizes revenue under certain unit-price and fixed-price contracts. The Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative hours to total estimated hours basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is included in deferred revenue.

     Billings to customers for out-of-pocket expenses are recorded as a reduction of expenses incurred. Unbilled services at December 31, 2001 and 2000 represent services provided through December 31, 2001 and 2000, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

     The adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued in December 1999, and effective during the fourth quarter of 2000, did not have a material impact to the Company's accompanying consolidated financial statements.

Stock-Based Compensation

     Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." For disclosure purposes, pro forma net income (loss) and earnings (loss) per share impacts are provided as if the fair market value method had been applied. Stock-based compensation issued to non-employees is valued using the fair value method.

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

Concentrations

     For the years ended December 31, 2001, 2000 and 1999, approximately 69%, 63% and 54% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 2002 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP. Additionally, for each of the years ended December 31, 2001, 2000 and 1999, approximately 17%, 24% and 33%, respectively, of revenue was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft. For each of the years ended December 31, 2001, 2000 and 1999, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     A substantial portion of the Company's revenue is derived from projects in which an information technology consulting firm other than the Company has been retained by the end-user organization to manage the overall project. For years ended December 31, 2001, 2000 and 1999, 42%, 36% and 48%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     During 2001, no single customer accounted for more than 10% of revenue or accounts receivable. During 2000 and 1999, one customer accounted for approximately 10% and 15% of revenue, respectively. Accounts receivable due from this customer was approximately $2,979,000 as of December 31, 2000.

Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries.

Earnings Per Share

     Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic earnings per share and diluted earnings per share were as follows:

                                                          2001             2000             1999
                                                     -------------    ------------     -------------
Loss from continuing operations...............       $(12,593,000)    $ (6,654,000)    $ (5,329,000)

Loss from discontinued operations.............                 --       (4,891,000)      (1,261,000)
                                                     ------------     ------------     ------------

Net loss......................................       $(12,593,000)    $(11,545,000)    $ (6,590,000)
                                                     ============     ============     ============

Basic and diluted earnings per share:
  Weighted average number of common shares....         16,630,000       16,485,000       15,766,000
                                                     ------------     ------------     ------------
  Basic and diluted loss per share from
    continuing operations.....................       $      (0.76)    $      (0.40)    $      (0.34)
  Basic and diluted loss per share from
    discontinued operations...................                 --            (0.30)           (0.08)
                                                     ------------     ------------     ------------
  Basic and diluted net loss per share........       $      (0.76)    $      (0.70)    $      (0.42)
                                                     ============     ============     ============

     Stock options, which would be antidilutive (2,833,849, 3,369,746 and 3,927,280 as of December 31, 2001, 2000 and 1999, respectively) have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value. The Company does not utilize derivative instruments.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has evaluated the impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, and does not believe it will have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. Management has evaluated the impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002, and does not believe it will have a material impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, currently report reimbursements for "out-of-pocket" expenses on a "net" basis in the statement of operations. The new reporting treatment requires companies to report these reimbursements on a "gross" basis beginning in financial reporting periods after December 15, 2001. The Company is still evaluating the impact of the adoption of this EITF interpretation, which will negatively impact gross margins, but does not believe it will have a material impact on the Company's results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                         2001                      2000
                                    --------------            --------------
Vehicles........................    $     158,000             $     156,000
Furniture.......................        3,347,000                 3,392,000
Equipment.......................       10,520,000                10,152,000
Computer software...............        3,987,000                 2,801,000
Leasehold improvements..........        1,046,000                   801,000
                                    -------------             -------------
                                       19,058,000                17,302,000
Less-Accumulated depreciation...      (10,959,000)               (7,652,000)
                                    -------------             -------------
                                    $   8,099,000             $   9,650,000
                                    =============             =============

     Depreciation expense was $4,057,000, $3,024,000 and $2,489,000 (including $780,000 $293,000 and $0 of depreciation expense recorded within cost of sales, respectively) in 2001, 2000 and 1999, respectively.


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

     On May 31, 2000, the Company and the Bank entered into an agreement to replace the previous facility with a new three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4,066,000. The Company estimates undrawn availability under the credit facility to be $6,138,000 as of December 31, 2001. As of December 31, 2000, the Company had outstanding borrowings under the credit facility of $5,013,000.

     The credit facility provides for the following financial covenants, among other things, (1) the Company must maintain consolidated net worth, as defined ("consolidated net worth") of (a) not less than 95% of the Company's consolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of the Company's consolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000 and (2) the Company must maintain unconsolidated net worth, as defined ("unconsolidated net worth") of (a) not less than 95% of the Company's unconsolidated net worth of the immediately preceding fiscal year-end as at each such fiscal quarter after December 31, 2000; and (b) at least 105% of the Company's unconsolidated net worth as of the immediately preceding fiscal year-end as at each such fiscal year-end subsequent to December 31, 2000; provided, however, the foregoing covenant shall not be tested for any quarter so long as the Company maintains, at all times during such fiscal quarter, undrawn availability of more than $5,000,000. Additionally, the credit facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company.

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement to remedy such defaults. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, and (3) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA. The Company believes that it will be in compliance with all financial covenants throughout 2002.

     Interest expense on debt and obligations under capital leases approximated $690,000, $608,000 and $720,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

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

     The following is summarized financial information for the discontinued operations of SeraNova:

                                          JANUARY 1, 2000 TO      YEAR ENDED
                                             JULY 5, 2000      DECEMBER 31, 1999
                                          ------------------   -----------------
Revenue................................     $  36,019,000       $   39,795,000
Pre-tax loss...........................        (6,986,000)          (1,496,000)
Income tax benefit.....................        (2,095,000)            (235,000)
Loss from discontinued operations......        (4,891,000)          (1,261,000)

                                             JULY 5, 2000
                                          -----------------
Current assets.........................     $  25,319,000
Total assets...........................        36,874,000
Note payable to Intelligroup...........        15,059,000
Current liabilities....................         9,173,000
Total liabilities......................        26,170,000
Net assets of discontinued operations..        10,704,000

NOTE 5 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $940,000 and $803,000 as of December 31, 2001 and 2000, respectively. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001.

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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. Although management believes they are entitled to the entire $10,080,000 balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In the event the Company accepts a payment in less than full satisfaction of the $10,080,000 due, the Company will record a charge against earnings for such difference. The Company has not recorded a reserve against the remaining balance of $10,080,000 under the Note as of December 31, 2001, as the amount of loss, if any, cannot be reasonably estimated. Management believes that SeraNova and/or Silverline have the ability to pay the entire balance due. The resolution of this uncertainty could materially impact the Company's consolidated financial position and results of operations. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties are currently proceeding with the discovery process. The Company believes that there is no basis to support such amounts claimed by SeraNova.

     In addition, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova and Silverline. The demand for arbitration, which seeks damages, alleges among other things that SeraNova and/or Silverline failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. As of the date the arbitration demand was filed, the Company claimed that the outstanding lease obligations totaled $236,010. The Company is further seeking jurisdiction over further payment defaults by the respondents to the Company and its landlords. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     During the year ended December 31, 2001, in an effort to further refine the Company's business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13,261,000 restructuring and other special charges provision. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico, and to the restructuring and downsizing of the Company's operations in the United Kingdom ("UK").

     The charges associated with the ASP business in the United States included a write-down of approximately $6,044,000 in purchased computer software and $469,000 in fixed assets, as well as $215,000 in severance costs and $152,000 in exit costs. The Company determined that an impairment charge was required, since the recoverability of the value of the computer software and fixed assets, acquired for use in the ASP service offering, seemed unlikely given current and future expected market conditions. The severance costs and exit costs relate to the reduction of headcount associated with the ASP service offering.

     The Company determined that it did not need the expanded capacity associated with a planned technology development and support center in Puerto Rico. Accordingly, the Company reached an agreement with the Government of Puerto Rico to terminate the project and to cancel the associated grant and other related contracts. As part of the termination agreement, the Company was released from all future obligations related to the project, but in exchange had to forego reimbursement of $1,307,000 in previously incurred operating costs and fixed assets, which had already been paid for by the Company. Accordingly, the Company recorded a charge of $1,307,000, which is included in restructuring and other special charges in the Consolidated Statements of Operations.

     Finally, the Company executed a plan to reorganize and downsize the Company's operations in the UK. The restructuring costs included the write-down of $4,314,000 of intangible assets and $172,000 of fixed assets, as well as severance costs of $315,000 and exit costs of $273,000 associated with reducing employee headcount in the region.

     In conjunction with the reorganization of the UK operations, the Company performed an assessment of the carrying value of the intangible assets. The intangible asset balance, consisting primarily of goodwill and assembled workforce, represents the excess purchase price associated with the acquisition of CPI Consulting Limited during 1998. The analysis of intangible assets was conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting and cash flow analysis. The Company considered the recent trend in the UK operations of declining revenues and increasing operating losses and the resulting impact on cash flows. The Company also considered that certain key founders of CPI Consulting Limited have left the Company to pursue other interests. Based upon the impairment test that was conducted, the Company recorded an intangible asset impairment charge of $4,314,000.

     Activity in accrued costs for restructuring and other special charges during 1999, 2000 and 2001 is as follows:

                                               SEVERANCE AND         ASSET
                                               RELATED COSTS      IMPAIRMENTS         EXIT COSTS           TOTAL
                                              ----------------- ----------------- ------------------ -----------------

Charges to operations during 1999             $    5,027,000     $          --      $     601,000     $    5,628,000
Costs paid during 1999                            (4,162,000)               --           (517,000)        (4,679,000)
Accrued costs as of December 31, 1999                865,000                --             84,000            949,000

Costs paid during 2000                              (608,000)               --                 --           (608,000)
Accrued costs as of December 31, 2000                257,000                --             84,000
                                                                                                             341,000

Charges to operations during 2001                    530,000        10,999,000          1,732,000         13,261,000
Costs paid during 2001                              (402,000)               --           (172,000)          (574,000)
Non-cash utilization during 2001                          --       (10,999,000)        (1,177,000)       (12,176,000)
Accrued costs as of December 31, 2001         $      385,000     $          --      $     467,000     $      852,000

     Additionally, in 1999 the Company recorded a reserve of $1,700,000 against an outstanding receivable from a large ERP account, whose parent corporation filed for protection under Chapter 11 of the U.S. bankruptcy laws.

NOTE 7 - INCOME TAXES

     Income taxes provision (benefit) consists of the following:

                                 2001               2000               1999
                           -------------      --------------      --------------
Current:
    Federal.........        $   636,000       $ (1,951,000)        $ 2,310,000
    State...........                 --                 --             345,000
    Foreign.........            386,000            506,000             216,000
                            -----------       ------------         -----------
                              1,022,000         (1,445,000)          2,871,000
                            -----------       ------------         -----------
Deferred:
    Federal.........           (430,000)           872,000          (1,267,000)
    State...........                 --                 --            (163,000)
                            -----------       ------------         -----------
                               (430,000)           872,000          (1,430,000)
                            -----------       ------------         -----------
Total...............        $   592,000       $   (573,000)        $ 1,441,000
                            ===========       ============         ===========

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for this difference are:

                                                 2001         2000         1999
                                                ------      -------       ------
Tax at federal statutory rate...............     (34)%        (34)%        (34)%
Nondeductible expenses......................      --            1            2
State income tax, net of federal benefit....      --           --            2
Foreign losses for which no benefit is
available...................................      25            7            3
Changes in valuation allowance..............       8           16           67
Foreign operations taxed at less than U.S.
    statutory rate, primarily India.........      10            2            5
S Corp and L.L.C. income passed through to
    shareholders............................      --           --           (8)
Other.......................................      (4)          --           --
                                                 ----        -----        -----
Effective tax rate..........................       5%          (8)%         37%
                                                 ====        =====        =====

     In 1996, the Company elected a five-year tax holiday in India in accordance with a local tax incentive program whereby no income taxes will be due for such period. Such tax holiday was extended for an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Prior to their acquisition, the Empower Companies (see Note 11) were pass-through entities for tax reporting purposes, thus their income was not taxed at the corporate level. Accordingly, the Company's federal statutory tax rate was reduced by 8% for 1999.

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                               2001              2000
                                                         --------------     -------------
Deferred tax assets:
  Allowance for doubtful accounts.................       $     731,000      $     742,000
  Vacation accrual................................             326,000            122,000
  Net operating losses............................           6,688,000          4,372,000
  Other accrued liabilities.......................             293,000            484,000
                                                         -------------      -------------
Total deferred tax assets.........................           8,038,000          5,381,000
Deferred tax liability-accelerated depreciation...            (621,000)        (1,040,000)
Valuation allowance...............................          (5,845,000)        (3,538,000)
                                                         -------------      -------------
Net deferred tax asset............................       $   1,572,000      $   1,142,000
                                                         =============      =============

     During 2001 and 2000, the Company generated operating losses. The Company has provided a valuation allowance against certain of these net operating losses, as the ability to utilize these losses may be limited in the future. Net operating loss carryforwards expire in various years through 2021. Although the realization of the net deferred tax assets is not assured, management believes it is more likely than not, that the 2001 net deferred tax asset of $1,572,000 will be realized.

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

Employment Agreements

     As of December 31, 2001, the Company had employment agreements with certain of its executives, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $550,000.

Leases

     The Company leases office space, office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001. Future minimum aggregate annual lease payments are as follows:

                FOR THE YEARS
             ENDING DECEMBER 31,            CAPITAL        OPERATING
             -------------------            -------        ---------
       2002..........................       $  727,000      $2,162,000
       2003..........................          383,000      1,670,000
       2004..........................               --      1,421,000
       2005..........................               --      1,038,000
       2006..........................               --        980,000
       Thereafter....................               --      1,397,000
                                            ----------
       Subtotal......................        1,110,000
       Less-Interest.................           93,000
                                            ----------
                                             1,017,000
       Less-Current Portion..........          646,000
                                            ----------
                                            $  371,000
                                            ==========

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $4,647,000, $3,940,000 and $4,340,000, respectively.

Tax Contingency in India

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain of their fiscal year March 31, 1998 revenue. The assessment is for 20 million rupees, or approximately $417,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a liability as of December 31, 2001. If the Company is not successful with its appeal, which was filed in 2001, a future charge of approximately $417,000 would be recorded and reflected in the Company's consolidated statement of operations.

Legal

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. Such motion for partial summary judgment is expected to be heard in April. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     The Company is engaged in other legal and administrative proceedings. Except for the litigation related to the SeraNova Note (See Note 5), management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9 - STOCK OPTION PLANS

     The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Option Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 5,340,000 shares of common stock have been reserved for issuance under the plans. All of the options issued pursuant to these plans expire ten years from the date of grant.

                                                                WEIGHTED AVERAGE
                                            NUMBER OF SHARES     EXERCISE PRICE
-------------------------------------------------------------------------------
Options Outstanding, December 31, 1998
(262,156 exercisable)...................       1,899,141           $   14.14
Granted.................................       3,465,759           $    8.82
Exercised...............................        (220,645)          $   13.47
Canceled................................      (1,216,975)          $   14.00
-------------------------------------------------------------------------------
Options Outstanding, December 31, 1999
(336,090 exercisable)..................        3,927,280           $    9.55
Granted.................................       4,842,931           $    4.94
Exercised...............................        (581,450)          $   10.06
Canceled................................      (4,819,015)          $    9.31
-------------------------------------------------------------------------------
Options Outstanding, December 31, 2000
(1,038,275 exercisable).................       3,369,746           $    3.18
Granted.................................         157,810           $    1.07
Exercised...............................              --           $     --
Canceled................................        (693,707)          $    3.41
-------------------------------------------------------------------------------
Options Outstanding, December 31, 2001
(1,658,764 exercisable).................       2,833,849           $    3.10
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

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                             Outstanding                                       Exercisable
                            -------------------------------------------------     ------------------------------------
                                              Weighted
                                               Average            Weighted                               Weighted
    Exercise Price             Number       Remaining Life        Average              Number of         Average
        Range                of shares        (in years)       Exercise Price            shares        Exercise Price
-----------------------------------------------------------------------------     ------------------------------------
  $0.750 to 0.999               18,000           9.5              $  0.956                   --          $      --
  $1.000 to 1.499              150,250           9.0              $  1.108               31,059          $   1.125
  $1.500 to 2.249              317,090           8.0              $  2.059              152,347          $   2.073
  $2.250 to 2.749              889,788           7.6              $  2.544              664,401          $   2.544
  $2.750 to 2.999              904,500           5.5              $  2.800              601,500          $   2.799
  $3.000 to 4.499              289,560           7.8              $  4.295               89,897          $   4.141
  $4.500 to 6.749              181,341           7.0              $  5.277               85,409          $   5.366
  $6.750 to 9.999               28,237           8.1              $  8.620                8,442          $   8.610
 $10.000 to 13.749              55,083           7.9              $ 12.881               25,709          $  13.090
                             ---------          ----              --------            ---------          ---------
  $0.75 to 13.749            2,833,849           7.1              $   3.10            1,658,764          $   2.993
                             =========                                                =========

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options issued to employees and directors at their intrinsic value. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value option pricing method, the tax-effective impact would be as follows:

                                              2001                2000                 1999
----------------------------------------------------------------------------------------------
Net (Loss) Income:
    as reported................           $(12,593,000)       $(11,545,000)       $ (6,590,000)
    pro forma..................           $(22,894,000)       $(31,990,000)       $(14,975,000)
----------------------------------------------------------------------------------------------
Basic and Diluted Earnings per
Share:
    as reported................           $     (0.76)        $     (0.70)        $      (0.42)
    pro forma..................           $     (1.38)        $     (1.94)        $      (0.95)

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 110%, 121% and 82%, risk-free interest rate of 3.3%, 5.2% and 5.6% and expected lives of 2.7, 3.4 and 2.9 years, in 2001, 2000 and 1999, respectively. The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.70, $4.68 and $9.75, respectively.

NOTE 10 - STOCK RIGHTS

     In October 1998 the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Rights") for each outstanding share of the Company's common stock. These Rights will expire in
November  2008 and trade with the Company's  common  stock.  Such Rights are not presently exercisable and have no voting power. In the event a person or affiliated group of persons, acquires 20% or more, or makes a tender or exchange offer for 20% or more of the Company's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one one-hundredth (1/100) of a share of preferred stock at $100.00.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

     During 2001, 2000 and 1999, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $156,000, $307,000 and $58,000, respectively. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     On May 30, 2001, the Company advanced the amount of $60,000 to Nagarjun Valluripalli, the Chief Executive Officer and a Director of the Company, with the intent that such amount would be applied against any performance bonus due Mr. Valluripalli for the full year 2001. In connection with such arrangement, the parties executed a compensation advance agreement executed by Mr.
Valluripalli  in  favor  of  the  Company  (the  "Compensation   Advance").  The
Compensation Advance provides, among other things, for (i) repayment of the outstanding principal amount of the Compensation Advance on or before May 22, 2002; (ii) the accrual of no interest on amounts outstanding under the Compensation Advance during the period of Mr. Valluripalli's employment with the Company; and (iii) the accrual of interest on amounts outstanding under the Compensation Advance at a rate per annum equal to the Federal Funds Effective Rate announced by the Federal Reserve Bank of New York, in the event of and following the termination of Mr. Valluripalli's employment with the Company. The largest aggregate amount of indebtedness outstanding at any time during the term of the Compensation Advanced was $60,000. In March 2002, the Compensation Committee of the Company's Board of Directors approved a full year 2001 bonus for Mr. Valluripalli in an amount of up to $200,000.

NOTE 13 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology solutions and services. The Company has four reportable operating segments, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o Asia-Pacific ("APAC") - includes the operations of the Company in Australia, Hong Kong, Indonesia, Japan, New Zealand and Singapore. The APAC headquarters are located in Wellington, New Zealand;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India, Jamaica and the United Arab Emirates. The Indian headquarters are located in Hyderabad, India.

     Each of the operating segments has a Managing Director, or equivalent position, which reports directly to the Chief Executive Officer (CEO). Currently, the CEO is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

     Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the years ended December 31, 2001, 2000 and 1999.


                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA               TOTAL
                                    -------------    ------------        ------            -----               -----
2001
----
Revenue.......................      $ 72,285,000     $ 12,757,000     $ 10,636,000     $ 12,428,000       $ 108,106,000
Depreciation & amortization...         2,167,000          253,000          684,000          591,000           3,695,000 (1)
Operating income (loss).......        (6,991,000)         368,000       (8,495,000)       3,078,000         (12,040,000)(2)
Total assets..................        35,175,000        4,788,000        2,183,000        5,403,000          47,549,000

2000
----
Revenue.......................      $ 77,814,000     $ 10,806,000     $ 17,844,000     $  6,374,000       $ 112,838,000
Depreciation & amortization...         2,023,000          145,000          697,000          322,000           3,187,000 (3)
Operating income (loss).......        (6,228,000)          81,000       (1,741,000)          91,000          (7,797,000)
Total assets..................        44,749,000        5,918,000        9,309,000        7,392,000          67,368,000

1999
----
Revenue.......................      $105,898,000     $  8,911,000     $ 24,585,000     $  6,878,000       $ 146,272,000
Depreciation & amortization...         1,675,000          156,000          807,000          292,000           2,930,000
Operating income (loss).......        (6,133,000)        (483,000)         473,000        2,768,000          (3,375,000)
Total assets..................        53,821,000        3,362,000       12,135,000        3,261,000          72,579,000 (4)

---------
  (1) Excludes $780,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2001.
  (2) Includes $13,261,000 of restructuring and other special charges for the year ended December 31, 2001. Of the total restructuring and other special charge, approximately $8,187,000 and $5,074,000 are included within the operating losses of the United States and Europe, respectively.
  (3) Excludes $293,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2000.
  (4) Excludes $7,621,000 of net assets of discontinued operations as of December 31, 1999.


     Included above is application maintenance and support revenues of $23,240,000, $20,173,000 and $1,747,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

NOTE 14 -QUARTERLY INFORMATION (UNAUDITED)

                                                                            FISCAL YEAR QUARTERS
                                            --------------------------------------------------------------------------------------
                                                 FIRST             SECOND           THIRD           FOURTH            TOTAL
                                            --------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
----------------------------
Revenue.................................      $30,037,000       $28,027,000       $25,112,000      $24,930,000     $108,106,000
Gross margin............................        9,165,000         9,387,000         8,641,000        7,929,000       35,122,000
Net income (loss).......................          188,000           179,000           146,000      (13,106,000)     (12,593,000)
Earnings per share - basic and diluted:
Net income (loss) per share.............             0.01              0.01              0.01            (0.79)           (0.76)

YEAR ENDED DECEMBER 31, 2000
----------------------------
Revenue.................................      $29,051,000       $27,689,000       $27,599,000      $28,499,000     $112,838,000
Gross margin............................        9,867,000         9,199,000         9,440,000        8,888,000       37,394,000
Loss from continuing operations.........       (2,108,000)       (2,891,000)       (1,182,000)        (473,000)      (6,654,000)
Loss from discontinued operations.......       (3,079,000)       (1,812,000)               --               --       (4,891,000)
Net loss................................       (5,187,000)       (4,703,000)       (1,182,000)        (473,000)     (11,545,000)
Earnings per share - basic and diluted:
Loss per share from continuing
     operations.........................            (0.13)            (0.17)            (0.07)           (0.03)           (0.40)
Loss per share from discontinued
     operations.........................            (0.19)            (0.11)               --               --            (0.30)
Net loss per share......................            (0.32)            (0.28)            (0.07)           (0.03)           (0.70)