Form 10-K/A
period 2001-12-31
INTELLIGROUP INC
filed 2002-04-30
CIK 1016439

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

                               INTELLIGROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)



         New Jersey                                     11-2880025
------------------------------              ------------------------------------
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


           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of each class                                       on which registered
-----------------------                                 ------------------------

None
-----------------------                                 ------------------------


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

                                EXPLANATORY NOTE

     Intelligroup, Inc. (the "Company") hereby amends Items 10, 11, 12 and 13 of
Part III of its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002, by including the disclosures set forth herein.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     All of the persons whose names and biographies appear below are at present Directors of the Company. Nominees for election to the Company's Board of Directors at the Company's Annual Meeting of Shareholders have not yet been determined.

     The current members of the Board of Directors are:

                                   SERVED AS A
 NAME                       AGE   DIRECTOR SINCE    POSITIONS WITH THE COMPANY
 ----                       ---   --------------    --------------------------
 Nagarjun Valluripalli..    34         1994         Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer and Director

 Rajkumar Koneru........    32         1994         Director

 Klaus P. Besier........    50         1996         Director

 Dennis McIntosh........    46         2000         Director

 Gregory S. Dimit.......    44         2001         Director

     The principal occupations and business experience, for at least the past five years, of each Director and nominee is as follows:

     Nagarjun Valluripalli joined the Company in March 1994 and currently serves as Chairman of the Board, President, Chief Executive Officer and as a Director of the Company. From January 4, 2000 until December 15, 2000, Mr. Valluripalli served as Co-Chief Executive Officer. From March 1994 through October 1997, Mr. Valluripalli served as an Executive Vice President of the Company. In May 1993, Messrs. Koneru and Valluripalli co-founded Oxford Systems, Inc., a systems integration company ("Oxford"). In March 1994, Messrs. Koneru and Valluripalli sold all of the issued and outstanding capital stock of Oxford to the Company. Prior to founding Oxford, from 1990, Mr. Valluripalli was marketing manager for VJ Infosystems, a software training and services company. From September 9, 1999 until March 8, 2001, Mr. Valluripalli also served on the Board of Directors of SeraNova, Inc., formerly a majority-owned subsidiary of the Company spun off from the Company in a tax-free distribution to its shareholders on July 5, 2000.

     Rajkumar Koneru currently serves as a Director of the Company and, from September 9, 1999 until March 8, 2001, was the Chairman of the Board of Directors, President and Chief Executive Officer of SeraNova, Inc., formerly a majority-owned subsidiary of the Company spun off from the Company in a tax-free distribution to its shareholders on July 5, 2000. Since March 2001, Mr. Koneru has served as Chairman and Founder of Clearmist Technologies Pvt. Ltd. From April 1996, when Mr. Koneru joined the Company, until his resignation as Co-Chief

Executive Officer in January 2000, Mr. Koneru had held various executive positions with the Company. From April 1998 until May 1999, Mr. Koneru served as Co-Chairman of the Board of the Company. From October 1997 until April 1998, Mr. Koneru served as President of U.S. Operations of the Company. From April 1996 through October 1997, Mr. Koneru served as an Executive Vice President of the Company. In May 1993, Messrs. Koneru and Valluripalli co-founded Oxford. In March 1994, Messrs. Koneru and Valluripalli sold all of the issued and outstanding capital stock of Oxford to the Company. From June 1992 through December 1992, Mr. Koneru was a consultant with Super Solutions Corporation and, from March 1993 until March 1996 he was a consultant for the Boston Group, each an information technology consulting firm. Following consummation of the Company's transaction with Oxford, Mr. Koneru continued to be employed by the Boston Group, which subcontracted Mr. Koneru's services to the Company. Mr. Koneru also serves as the Chairman of the Board of Directors of IndiaInfo.com Private Limited and Visual Interactive, Inc.

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

     Gregory S. Dimit was elected to the Board of Directors of the Company in June 2001. Since May 2000, Mr. Dimit has been employed as an independent financial consultant. From January 2000 until May 2000, Mr. Dimit served as
Director, Mergers and Acquisitions for Lycos, Inc. Prior to that, from 1990 until 1999, Mr. Dimit held several senior level positions with United Asset Management, Inc., most recently, Senior Vice President-Business Development. From January 1980 until December 1990, Mr. Dimit served in various audit positions, including

Senior Manager, for Price Waterhouse. Mr. Dimit received a Bachelor of Arts degree from California State University.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. There are no family relationships among any of the executive officers, Directors and key employees of the Company.

COMPENSATION OF DIRECTORS

     On April 27, 1999, the Company's Board of Directors adopted a policy to compensate each non-employee Director who is elected to the Company's Board of Directors after such date. The Board of Directors established a cash payment of $1,500 per meeting for each meeting attended in person by each such Director ($750 per meeting for each meeting attended by conference call). Additionally, the Board of Directors established a cash payment of $500 per Committee meeting attended, whether in person or by conference call and including Committee meetings attended in person in conjunction with a regularly scheduled Board meeting. Other than Messrs. Koneru, Besier, McIntosh and Dimit, who are compensated pursuant to such policy, Directors do not otherwise receive cash compensation pursuant to such policy. The Company reimburses Directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board of Directors.

     In addition, on June 3, 1996, the Board of Directors approved and shareholders adopted the Company's 1996 Non-Employee Director Stock Option Plan (the "Director Plan"), which became effective on July 12, 1996. The Director Plan provides for the grant of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee Directors of the Company. The Director Plan is administered by the Board of Directors.

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

     On June 11, 2001, Gregory S. Dimit received options to purchase 20,000 shares of the Company's Common Stock under the Company's Director Plan at an exercise price of $1.02 per share, the fair market value of the Company's stock at the date of grant.

EXECUTIVE OFFICERS

     The  following  table  identifies  the  current  executive  officers of the
Company:

                                      CAPACITIES IN              IN CURRENT
NAME                            AGE   WHICH SERVED               POSITION SINCE
----                            ---   ------------               --------------

Nagarjun Valluripalli......     34    Chairman of the Board,        2000
                                      President, Chief
                                      Executive Officer and
                                      Director

Nicholas Visco(1)..........     42    Senior Vice President-        2000
                                      Finance & Administration,
                                      Chief Financial Officer,
                                      Treasurer and Secretary
--------------

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively, the "Reporting Persons") to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Except as set forth below, based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons.

     Gregory S. Dimit filed a Form 3 on August 8, 2001 and a Form 5 on February 19, 2002. Such Form 3 and Form 5 should have been filed no later than June 21, 2001 and February 14, 2002, respectively.

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

      The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2001 and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                                                LONG-TERM
                                                 ANNUAL COMPENSATION             COMPEN-
                                                                                 SATION
                                                                                 AWARDS
                                         ----------------------------------------------------------------
                                                                     OTHER
                                                                     ANNUAL     SECURITIES    ALL OTHER
                                                                     COMPEN-    UNDERLYING     COMPEN-
  NAME AND PRINCIPAL            YEAR      SALARY       BONUS         SATION      OPTIONS       SATION
       POSITION                             ($)          ($)          ($)          (#)           ($)
         (A)                     (B)        (C)          (D)          (E)          (G)           (I)(1)
---------------------------------------------------------------------------------------------------------

Nagarjun Valluripalli......      2001     350,000      200,000(4)       --           --        6,760
  Chairman of the Board          2000     349,992           --          --      300,000(2)     6,700
  President and Chief            1999     252,798           --          --      300,000        6,790
  Executive Officer
---------------------------------------------------------------------------------------------------------

Nicholas Visco.............      2001     200,000       75,000          --           --           --
  Senior Vice President -        2000     158,333       50,000          --      117,500(3)        --
  Finance & Administration,      1999     127,500       20,000          --       50,000           --
  Chief Financial Officer,
  Treasurer and Secretary
---------------------------------------------------------------------------------------------------------

---------------
(1) Represents the value of insurance premiums paid by the Company with respect to whole life insurance for the benefit of the Named Executives.

(2) Represents stock options granted during fiscal year 1999, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova, Inc.

(3) Represents stock options previously granted to Mr. Visco during fiscal 1998, 1999 and 2000 and which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted to reflect the impact of the spin-off by the Company of SeraNova, Inc.

(4) Represents a bonus for the full year 2001 which was approved by the Company's Compensation Committee in March 2002.

OPTION GRANTS IN 2001

     There were no stock option grants to our Named Executives during 2001. The Company has never granted any stock appreciation rights.

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning each exercise of options during 2001 by each of the Named Executives and the year-end number and value of unexercised options held by each of the Named Executives.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
-----------------------------------------------------------------------------------------------
                                                                NUMBER OF
                                                                SECURITIES         VALUE OF
                                                                UNDERLYING        UNEXERCISED
                                                               UNEXERCISED       IN-THE-MONEY
                                                                OPTIONS AT        OPTIONS AT
                                                                  FISCAL            FISCAL
                                SHARES                           YEAR-END          YEAR-END
                              ACQUIRED ON        VALUE             (#)              ($)(1)
           NAME                EXERCISE        REALIZED        EXERCISABLE/      EXERCISABLE/
                                  (#)             ($)         UNEXERCISABLE      UNEXERCISABLE
           (A)                    (B)             (C)              (D)                (E)
-----------------------------------------------------------------------------------------------
Nagarjun Valluripalli...          --              --              150,000/          -- / --
                                                                  150,000

Nicholas Visco..........          --              --               60,625/          -- / --
                                                                   56,875

--------------

(1) Based on a year-end fair market value of the underlying securities equal to $0.98 less the exercise price for such shares.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Valluripalli, Besier and McIntosh. Messrs. Besier and McIntosh have not served as either an officer or employee of the Company or any of its subsidiaries at any time. Mr. Valluripalli currently serves as Chairman of the Board, President, Chief Executive Officer and as a Director of the Company, and during 2001 served as Chairman of the Board, Chief Executive Officer and as a Director of the Company. Mr. Besier serves as the Chief Executive Officer of FirePond, Inc. (formerly Clear With Computers, Inc.) ("FirePond"). During 2001, the Company provided services to FirePond which produced revenues for the Company totaling approximately $156,000. The Company also provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates. There are no, and during 2001 there were no, Compensation Committee Interlocks.

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Market Index and Peer Group Index (capitalization weighted) for the period beginning on December 31, 1996 and ending on the last day of the Company's last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)(2)
         AMONG INTELLIGROUP, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                              AND A PEER GROUP (3)



             [THE FOLLOWING TABLE WAS REPRESENTED AS A LINE CHART]


                                  12/31/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
                                  --------   --------   --------   --------   --------   --------
Intelligroup, Inc..............    $100.00    $173.86    $162.50    $225.00    $   7.95   $   8.91
Nasdaq Market Index............    $100.00    $122.48    $172.68    $320.89    $ 193.01   $ 153.15
Peer Group Index
 (Capitalization Weighted).....    $100.00    $143.69    $168.97    $339.98    $  55.40   $  47.12

-----------

(1) Graph assumes $100 invested on December 31, 1996 in the Company's Common Stock, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).
(2)  Cumulative total return assumes reinvestment of dividends.
(3) The Company has constructed a Peer Group Index of other information technology consulting firms consisting of Sapient Corporation, Technology Solutions Company, Answer Think Consulting Group, Inc., Igate Capital Corporation, Covansys Corporation (formerly known as Complete Business Solutions, Inc.) and Computer Horizons Corp. The Peer Group Index consists of the same information technology consulting firms as in the prior year, except for the following companies which have been omitted as they are no longer in business or have been acquired by other companies not representative of the Company's business mix and/or industry: Cambridge Technology Partners, Inc., Renaissance Worldwide, Inc. and Marchfirst, Inc.

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

     Some of the Named Executives are subject to employment agreements, which establish salaries and other terms of employment. The Compensation Committee, however, generally reviews and approves base salary levels for executive officers of the Company at or about the start of the fiscal year and approves actual bonuses after the end of the fiscal year based upon Company and individual performance. The Compensation Committee also administers the Company's 1996 Plan.

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

     When considering information relevant to the Chief Executive Officer's compensation, the Committee is comprised solely of Messrs. Besier and McIntosh. Based on review of available information, the Committee believes that the Chief Executive Officer's current total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for computer products and services and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officer's compensation.

     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the company's Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Company does not currently meet these requirements and therefore the Company will be subject to the limitations of
Section 162(m).

                                    Compensation Committee Members
                                    (as currently constituted)

                                    Nagarjun Valluripalli
                                    Klaus P. Besier
                                    Dennis McIntosh

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

     There were, as of April 25, 2002, approximately 74 holders of record and 4,194 beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of April 25, 2002, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees),
(iii) each of the Company's Named Executives, and (iv) all Directors and executive officers as a group. This information is based upon information furnished to the Company by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is that of the Company address.

                                                     AMOUNT AND NATURE OF           PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)        OF CLASS(2)
------------------------------------                 --------------------           --------
(i)     Certain Beneficial Owners:

Ashok Pandey(3)..............................               2,139,083                12.6%

Beechrock Holdings Limited(4)................               1,762,740                10.6%

Braydon Holdings Limited(5)..................               1,563,185                 9.4%

NSA Investments, LLC(6)......................               1,398,980                 8.4%

(ii)  Directors (which includes all nominees)
      and Named Executives who are not set
      forth above:

Nagarjun Valluripalli(7).....................                 608,481                 3.6%

Rajkumar Koneru(8)...........................                 536,535                 3.2%

Klaus Besier(9)..............................                  32,000                  *

Dennis McIntosh(10)..........................                  10,000                  *

Gregory Dimit(11)............................                   4,000                  *

Nicholas Visco(12)...........................                  75,800                  *

(iii) All Directors and executive officers
      as a group (6 persons)(13).............               1,266,816                 7.4%

---------------
* Less than one percent.

(1)   Except  as set  forth  in the  footnotes  to this  table  and  subject  to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.
(2) Applicable percentage of ownership is based on 16,630,125 shares of Common Stock outstanding on April 25, 2002, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within 60 days after April 25, 2002.

(3) Represents 1,839,083 shares of Common Stock owned of record and 300,000 shares of Common Stock underlying options, granted to Mr. Pandey which are exercisable as of April 25, 2002 or sixty (60) days after such date. The information set forth relating to the number of shares owned of record is based solely upon data derived from a Schedule 13D filed by such shareholder. The address for Mr. Pandey is 944 Stuart Road, Princeton, New Jersey 08540.
(4) The address for Beechrock Holdings Limited is 3rd Floor, Cerne House, La Chaussee, Port Luis, Mauritius. The information set forth on the table is based solely upon data derived from a Schedule 13D filed by such shareholder.
(5) The address for Braydon Holdings Limited is 3rd Floor, Cerne House, La Chaussee, Port Luis, Mauritius. The information set forth on the table is based solely upon data derived from a Schedule 13D filed by such shareholder.
(6) The address for NSA Investments, LLC is 250 Engamore Lane, Suite 102, Norwood, Massachusetts 02062. The information set forth on the table is based solely upon data derived from a Schedule 13D/A filed by such shareholder.
(7) Represents 436,481 shares of Common Stock owned of record, 22,000 shares of Common Stock owned indirectly as spouse, as of April 25, 2002 and 150,000 shares of Common Stock underlying options, granted to Mr. Valluripalli which are exercisable as of April 25, 2002 or sixty (60) days after such date. Excludes 150,000 shares of Common Stock underlying options which become exercisable over time after such period.
(8) Represents 386,535 shares of Common Stock owned of record as of April 25, 2002 and 150,000 shares of Common Stock underlying options, granted to Mr. Koneru which are exercisable as of April 25, 2002 or sixty (60) days after such date. Excludes 150,000 shares of Common Stock underlying options which become exercisable over time after such period.
(9) Includes 2,000 shares of Common Stock owned indirectly as spouse and 30,000 shares of Common Stock underlying options, granted to Mr. Besier as a director of the Company, which are exercisable as of April 25, 2002 or sixty (60) days after such date. Excludes 10,000 shares of Common Stock underlying options which became exercisable over time after such period.
(10) Represents 10,000 shares of Common Stock underlying options which are exercisable as of April 25, 2002 or sixty (60) days after such date. Excludes 10,000 shares of Common Stock underlying options which become exercisable over time after such period.
(11) Represents 4,000 shares of Common Stock underlying options which are exercisable as of April 25, 2002 or sixty (60) days after. Excludes 16,000 shares of Common Stock underlying options which become exercisable over time after such period.
(12) Includes 800 shares of Common Stock owned of record and 75,000 shares of Common Stock underlying options which are exercisable as of April 25, 2002 or sixty (60) days after such date. Excludes 42,500 shares of Common Stock underlying options which become exercisable after such period.
(13) Includes an aggregate of 419,000 shares of Common Stock underlying options granted to Directors and executive officers listed in the table which are exercisable as of April 25, 2002 or within sixty (60) days after such date. Excludes 378,500 shares underlying options granted to executive officers and Directors which become exercisable over time after such period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company, Rajkumar Koneru, a Director of the Company, and Ashok Pandey, an affiliate of the Company, were the sole shareholders of Intelligroup Asia Private Ltd. ("Intelligroup Asia"). Historically, Intelligroup Asia operated the Advanced Development Center in Hyderabad, India for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia were subject to prior approval by the Company. The Company and Messrs. Valluripalli, Koneru and Pandey entered into an agreement pursuant to which the Company would, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997. As a result, the Company currently owns 99.8% of the shares of Intelligroup Asia.

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

     During 2001, the Company provided services to FirePond which produced revenues for the Company totaling approximately $156,000. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     On May 30, 2001, the Company advanced $60,000 to Mr. Valluripalli, with the intent that such amount would be applied against any performance bonus due Mr. Valluripalli for the full year 2001. In connection with such arrangement, the parties executed a compensation advance agreement executed by Mr. Valluripalli in favor of the Company (the "Compensation Advance"). The Compensation Advance provides, among other things, for (i) repayment of the outstanding principal amount of the Compensation Advance on or before May 22, 2002; (ii) the accrual of no interest on amounts outstanding under the Compensation Advance during the period of Mr. Valluripalli's employment with the Company; and (iii) the accrual of interest on amounts outstanding under the Compensation Advance at a rate per annum equal to the Federal Funds Effective Rate announced by the Federal Reserve Bank of New York, in the event of and following the termination of Mr. Valluripalli's employment with the Company. The largest aggregate amount of indebtedness outstanding at any time during the term of the Compensation Advanced was $60,000. In March 2002, the Compensation Committee of the Company's Board of Directors approved a full year 2001 bonus for Mr. Valluripalli in an amount of $200,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2002.

                                        INTELLIGROUP, INC.


                                        By: /s/ Nagarjun Valluripalli
                                           ------------------------------------
                                           Nagarjun Valluripalli,
                                           Chairman of the Baord, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By: /s/ Nicholas Visco
                                           ------------------------------------
                                           Nicholas Visco,
                                           Senior Vice President-Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)