Form 10-Q
period 2002-03-31
INTELLIGROUP INC
filed 2002-05-15
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-20943

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of May 8, 2002:

             Class                                   Number of Shares
             -----                                   ----------------
  Common Stock, $.01 par value                          16,630,125

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements.............................    1

            Consolidated Balance Sheets as of March 31, 2002
            (unaudited) and December 31, 2001.............................    2

            Consolidated Statements of Operations and Comprehensive
            Loss for the Three Months Ended March 31, 2002 and 2001
            (unaudited)...................................................    3

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001 (unaudited).....................    4

            Notes to Consolidated Financial Statements (unaudited)........    5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   25

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................   26

   Item 5.  Other Information.............................................   27

   Item 6.  Exhibits and Reports on Form 8-K..............................   27

SIGNATURES................................................................   28

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002               2001
                                                              -------------       ------------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................       $   1,972,000      $   2,138,000
  Accounts receivable, less allowance for doubtful
      accounts of $2,230,000 and $2,073,000 at
      March 31, 2002 and December 31, 2001,
      respectively......................................          13,654,000         13,519,000
  Unbilled services.....................................           6,973,000          7,536,000
  Prepaid income taxes..................................             380,000            342,000
  Deferred tax asset....................................           1,736,000          1,736,000
  Other current assets..................................           3,544,000          3,116,000
  Note receivable - SeraNova............................           9,140,000          9,140,000
                                                               -------------      -------------
        Total current assets............................          37,399,000         37,527,000

  Property and equipment, net...........................           7,486,000          8,099,000
  Other assets..........................................           1,505,000          1,468,000
                                                               -------------      -------------
                                                               $  46,390,000      $  47,094,000
                                                               =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................       $   4,150,000      $   3,548,000
  Accrued payroll and related taxes.....................           5,505,000          5,465,000
  Accrued expenses and other liabilities................           3,910,000          4,414,000
  Deferred revenue......................................             256,000          1,211,000
  Income taxes payable..................................             457,000            427,000
  Current portion of long term debt and obligations
      under capital leases..............................           5,314,000          4,712,000
                                                               -------------      -------------

        Total current liabilities.......................          19,592,000         19,777,000

Deferred tax liability..................................             170,000            164,000
                                                               -------------      -------------
Obligations under capital leases, less current portion..             260,000            371,000
                                                               -------------      -------------

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued or outstanding............                  --                 --
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 16,630,125 shares issued and
      outstanding at March 31, 2002 and
      December 31, 2001.................................             166,000            166,000
   Additional paid-in capital...........................          41,366,000         41,366,000
   Accumulated deficit..................................         (10,674,000)       (10,685,000)
   Currency translation adjustments.....................          (4,490,000)        (4,065,000)
                                                               -------------      -------------
        Total shareholders' equity .....................          26,368,000         26,782,000
                                                               -------------      -------------
                                                               $  46,390,000      $  47,094,000
                                                               =============      =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                             2002               2001
                                                         -----------        -----------
Revenue............................................      $24,609,000        $30,789,000
Cost of sales......................................       17,188,000         21,624,000
                                                         -----------        -----------
    Gross profit...................................        7,421,000          9,165,000
                                                         -----------        -----------
Selling, general and administrative expenses.......        6,505,000          8,118,000
Depreciation and amortization......................          706,000            945,000
                                                         -----------        -----------
    Total operating expenses.......................        7,211,000          9,063,000
                                                         -----------        -----------
    Operating income...............................          210,000            102,000
Other (expense) income, net........................          (68,000)           121,000
                                                         -----------        -----------
Income before provision for income taxes...........          142,000            223,000
Provision for income taxes.........................          131,000             35,000
                                                         -----------        -----------
Net income.........................................      $    11,000        $   188,000
                                                         ===========        ===========

Earnings per share:
    Basic earnings per share:
      Net income per share.........................      $      0.00        $      0.01
                                                         ===========        ===========
      Weighted average number of
      common shares - Basic........................       16,630,000         16,630,000
                                                         ===========        ===========

    Diluted earnings per share:
      Net income per share.........................      $      0.00        $      0.01
                                                         ===========        ===========
      Weighted average number of
      common shares - Diluted......................       16,631,000         16,662,000
                                                         ===========        ===========

Comprehensive Loss
------------------
Net income.........................................      $    11,000        $   188,000
Other comprehensive loss -
      Currency translation adjustments.............         (425,000)        (1,486,000)
                                                         -----------        -----------
Comprehensive loss.................................      $  (414,000)       $(1,298,000)
                                                         ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       2002             2001
                                                                   -----------      -----------
Cash flows from operating activities:
  Net income...................................................    $    11,000      $   188,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization............................        968,000        1,053,000
      Provision for doubtful accounts..........................        210,000          453,000
      Deferred income taxes....................................          6,000               --
  Changes in operating assets and liabilities:
    Accounts receivable........................................       (345,000)         163,000
    Unbilled services..........................................        563,000        2,025,000
    Other current assets.......................................       (466,000)         992,000
    Other assets...............................................        (37,000)           9,000
    Accounts payable...........................................        602,000          516,000
    Accrued payroll and related taxes..........................         40,000       (1,477,000)
    Accrued expenses and other liabilities.....................        (73,000)         358,000
    Accrued restructuring charges..............................       (431,000)         (91,000)
    Deferred revenue...........................................       (955,000)      (1,644,000)
    Income taxes payable.......................................         30,000           11,000
                                                                   -----------      -----------
  Net cash provided by operating activities....................        123,000        2,556,000
                                                                   -----------      -----------

Cash flows from investing activities:
    Purchase of equipment .....................................       (355,000)      (1,876,000)
    Purchase of software licenses..............................             --       (2,678,000)
                                                                   -----------      -----------
  Net cash used in investing activities........................       (355,000)      (4,554,000)
                                                                   -----------      -----------

Cash flows from financing activities:
  Principal payments under capital leases......................       (165,000)        (128,000)
  Other repayments.............................................         (3,000)         (90,000)
  Net change in line of credit borrowings......................        659,000        3,133,000
  Repayment of note receivable-SeraNova subsequent to
   spin-off date...............................................             --        1,040,000
                                                                   -----------      -----------
    Net cash provided by financing activities..................        491,000        3,955,000
                                                                   -----------      -----------
    Effect of foreign currency exchange rate changes on cash...      (425,000)      (1,486,000)
                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents ..........       (166,000)         471,000
Cash and cash equivalents at beginning of period...............      2,138,000        1,327,000
                                                                   -----------      -----------
Cash and cash equivalents at end of period.....................    $ 1,972,000      $ 1,798,000
                                                                   ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes...................................    $   408,000      $   422,000
                                                                   ===========      ===========
  Cash paid for interest.......................................    $   105,000      $   223,000
                                                                   ===========      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's Form 10-K.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $497,000 and $752,000 for the three months ended March 31, 2002 and 2001, respectively.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows as of March 31:

                                                        2002             2001
                                                        ----             ----

Weighted average number of common shares......      16,630,000       16,630,000

Common share equivalents of outstanding
stock options.................................           1,000           32,000
                                                    ----------       ----------
Weighted average number of common shares
 assuming dilution............................      16,631,000       16,662,000
                                                    ==========       ==========

        Stock options, which would be antidilutive (2,786,000 and 3,117,000 as of March 31, 2002 and 2001, respectively), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2002, the Company had outstanding borrowings under the credit facility of $4,725,000. The Company estimates undrawn availability under the credit facility to be $6,744,000 as of March 31, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4,066,000.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, and (3) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA. The Company was in compliance with all covenants as of March 31, 2002.

     Interest expense on debt and obligations under capital leases approximated $105,000 and $223,000 for the three months ended March 31, 2002 and 2001, respectively.


NOTE 4 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova, Inc. ("SeraNova") and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $940,000 as of March 31, 2002 and December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001.

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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. Although the Company believes that it is entitled to the entire $10,080,000 balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In the event the Company accepts a payment in less than full satisfaction of the $10,080,000 due, the Company will record a charge against earnings for such difference. The Company has not recorded a reserve against the remaining balance of $10,080,000 under the Note as of March 31, 2002, as the amount of loss, if any, cannot be reasonably estimated. The Company believes that SeraNova and/or Silverline have the ability to pay the entire balance due. The resolution of this uncertainty could materially impact the Company's consolidated financial position and results of operations. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties are currently proceeding with the discovery process. The Company believes that there is no basis to support such amounts claimed by SeraNova.

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

     During the quarter ended December 31, 2001, in an effort to further refine the Company's business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13,261,000 restructuring and other special charges provision. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico, and to the restructuring and downsizing of the Company's operations in the United Kingdom.

     Activity in accrued costs for restructuring and other special charges is as follows:

                                           SEVERANCE AND       ASSET
                                           RELATED COSTS    IMPAIRMENTS     EXIT COSTS        TOTAL
                                            ------------------------------------------------------------

Charges to operations during 1999......    $  5,027,000     $        --    $   601,000     $  5,628,000
Costs paid during 1999.................      (4,162,000)             --       (517,000)      (4,679,000)
Accrued costs as of December 31, 1999..         865,000              --         84,000          949,000

Costs paid during 2000.................        (608,000)             --             --         (608,000)
Accrued costs as of December 31, 2000..         257,000              --         84,000          341,000

Charges to operations during 2001......         530,000      10,999,000      1,732,000       13,261,000
Costs paid during 2001.................        (402,000)             --       (172,000)        (574,000)
Non-cash utilization during 2001.......              --     (10,999,000)    (1,177,000)     (12,176,000)
Accrued costs as of December 31, 2001..         385,000              --        467,000          852,000
2001

Costs paid during 2002.................        (224,000)             --       (207,000)        (431,000)
Accrued costs as of March 31, 2002.....    $    161,000     $        --    $   260,000     $    421,000

NOTE 6 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India and Jamaica. The Indian headquarters are located in Hyderabad, India.

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

     Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the three months ended March 31, 2002 and 2001.

                                 UNITED STATES  ASIA-PACIFIC     EUROPE         INDIA          TOTAL
                                 -------------  ------------     ------         -----          -----
THREE MONTHS ENDED
------------------
MARCH 31, 2002
------------------
Revenue......................     $17,469,000    $2,501,000    $1,585,000     $3,054,000    $24,609,000
Depreciation & amortization..         474,000        27,000        57,000        148,000        706,000 (1)
Operating income (loss)......         115,000      (199,000)     (189,000)       483,000        210,000
Total assets.................      33,371,000     5,225,000     1,917,000      5,877,000     46,390,000

THREE MONTHS ENDED
------------------
MARCH 31, 2001
------------------
Revenue......................     $19,996,000    $3,703,000    $3,886,000     $3,204,000    $30,789,000
Depreciation & amortization..         538,000        84,000       183,000        140,000        945,000 (1)
Operating income (loss)......         (10,000)     (269,000)     (733,000)     1,114,000        102,000
Total assets.................      45,779,000     7,678,000     8,647,000      4,554,000     66,658,000

-----------
(1) Excludes $262,000 and $108,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2002 and 2001, respectively.

     Included above are application management and support revenues of $6,417,000 and $5,103,000 for the three months ended March 31, 2002 and 2001, respectively. Other information related to the hosting and application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 7 - PENDING ACCOUNTING PRONOUNCEMENT

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has evaluated the impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, and does not believe it will have a material impact on the Company's financial position or results of operations.

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

     In October 1987, the Company first began to provide systems integration and custom software development services to customers. In 1994, the Company began to diversify its customer base by expanding the scope of its systems integration and custom development services to include Enterprise Resource Planning ("ERP") software. ERP software products are pre-packaged solutions for a wide-range of business areas, including financial information, manufacturing and human resources. For prospective customers, ERP products are an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged solutions, there is a significant amount of technical work involved in implementing them and tailoring their use for a particular customer's needs.

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

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and reposition Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to its shareholders.
Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly owned subsidiary of the Company on such date. On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's common stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2001, revenues derived from projects under fixed price contracts represented approximately 17% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 23% of the Company's total revenue during the three months ended March 31, 2002. No single fixed price project was material to the Company's business during 2001 or during the three months ended March 31, 2002. The Company believes that, as it pursues its strategy of providing Application Management Services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2002 and the year ended December 31, 2001, the Company's ten largest customers accounted for, in the aggregate, approximately 37% and 33% of revenue, respectively. For the three months ended March 31, 2002, one customer accounted for approximately 10% of revenue. For the year ended December 31, 2001, no single customer accounted for more than 10% of revenue. For the three months ended March 31, 2002 and the year ended December 31, 2001, 36% and 42%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the three months ended March 31, 2002 and the year ended December 31, 2001, approximately 67% and 69%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For the three months ended March 31, 2002 and the year ended December 31, 2001, approximately 20% and 17%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For the three months ended March 31, 2002 and the year ended December 31, 2001, approximately 8% and 9%, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Rosemont (Illinois) and Foster City (California). The Company also maintains offices in Europe (Denmark, Sweden and the United Kingdom), and Asia-Pacific (Australia, Hong Kong, India, Indonesia, Japan, New Zealand, and Singapore). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

CRITICAL ACCOUNTING POLICIES ESTIMATES AND RISKS

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2001. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                     PERCENTAGE OF REVENUE
                                                  ---------------------------
                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                   2002                  2001
                                                   ----                  ----

Revenue.......................................     100.0%               100.0%
Cost of sales.................................      69.8                 70.2
                                                   -----                -----
    Gross profit..............................      30.2                 29.8
Selling, general and administrative expenses..      26.4                 26.4
Depreciation and amortization expense.........       2.9                  3.1
                                                   -----                -----
    Total operating expenses..................      29.3                 29.5
                                                   -----                -----
    Operating income..........................       0.9                  0.3
Other (expense) income, net...................      (0.3)                 0.4
                                                   -----                -----
Income before provision for income taxes......       0.6                  0.7
Provision for income taxes....................       0.6                  0.1
                                                   -----                -----
Net income....................................       0.0%                 0.6%
                                                   =====                =====

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The following discussion compares the consolidated results for the three months ended March 31, 2002 and the three months ended March 31, 2001.

     Revenue. Total revenue decreased by 20.1%, or $6.2 million, from $30.8 million for the three months ended March 31, 2001, to $24.6 million for the three months ended March 31, 2002. This decrease was attributable primarily to the continued weakness in the global economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the Company, as customers delayed and/or decreased the scope of IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $497,000 and $752,000 for the three months ended March 31, 2002 and 2001, respectively.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 20.5%, or $4.4 million, from $21.6 million for the three months ended March 31, 2001, to $17.2 million for the three months ended March 31, 2002. The Company's gross profit decreased by 19.0%, or $1.7 million, from $9.2 million for the three months ended March 31, 2001, to $7.4 million for the three months ended March 31, 2002. This decrease was attributable primarily to lower revenues. Gross margin increased slightly to 30.2% for the three months ended March 31, 2002 from 29.8% for the three months ended March 31, 2001. The Company was able to slightly improve gross margins by reducing non-billable consultant time and other related costs.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 19.9%, or $1.6 million, to $6.5 million for the three months ended March 31, 2002, from $8.1 million for the three months ended March 31, 2001, but remained constant as a percentage of revenue at 26.4%. The decrease in selling, general and administrative expenses, in absolute dollars, was related primarily to the further containment of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the prior quarter.

     Depreciation and amortization. Depreciation and amortization expenses decreased 25.3% to $706,000 for the three months ended March 31, 2002, compared to $945,000 for the three months ended March 31, 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     Other (expense) income, net. The Company earned $37,000 in interest income during the three months ended March 31, 2002, compared with $344,000 during the three months ended

March 31, 2001. The decrease in interest income is related primarily to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part II, Item 1, Legal Proceedings). The Company incurred $105,000 and $223,000 in interest expense during the three months ended March 31, 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities. The decrease in interest expense results from a combination of lower outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings during the three months ended March 31, 2002.

     Provision for income taxes. The Company's effective rate was 92.3% and 15.7% for the three months ended March 31, 2002 and 2001, respectively. The high tax rate for the three months ended March 31, 2002, results from the valuation allowances provided for the losses generated in Europe and Asia-Pacific. The Company's net deferred tax asset as of March 31, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $1.6 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the three months ended March 31, 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 20 million rupees, or approximately $417,000. Management after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a liability as of March 31, 2002. If the Company is not successful with its appeal, which was filed in 2001, a future charge of approximately $417,000 would be recorded and reflected in the Company's consolidated statement of operations.

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

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India and Jamaica. The Indian headquarters are located in Hyderabad, India.

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


     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The following discussion compares the segment results for the three months ended March 31, 2002 and the three months ended March 31, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                     THREE MONTHS ENDED MARCH 31
                          ----------------------------------------------------
                                   2002                        2001
                          -----------------------     ------------------------
                                    PERCENTAGE OF                PERCENTAGE OF
                          DOLLARS       TOTAL         DOLLARS        TOTAL
                          -------   -------------     -------    -------------

United States...........  $17,469       71.0%         $19,996         64.9%
Asia-Pacific............    2,501       10.2            3,703         12.1
Europe..................    1,585        6.4            3,886         12.6
India...................    3,054       12.4            3,204         10.4
                          -------      -----          -------        -----
Total...................  $24,609      100.0%         $30,789        100.0%
                          =======      =====          =======        =====

     US revenue decreased by 12.6%, or $2.5 million, from $20.0 million for the three months ended March 31, 2001, to $17.5 million for the three months ended March 31, 2002. The decrease was attributable primarily to the continued weakness in the US economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the US, as customers delayed and/or decreased the scope of IT projects, and as the US experienced competitive pricing pressures in the provision of consulting services.

     APAC revenue decreased by 32.5%, or $1.2 million, from $3.7 million for the three months ended March 31, 2001, to $2.5 million for the three months ended March 31, 2002. The decrease was due primarily to challenging economic conditions throughout the Asia-Pacific region, including New Zealand (a decrease of $567,000), Japan (a decrease of $373,000), Indonesia (a decrease of $117,000), Australia (a decrease of $89,000) and Singapore (a decrease of $56,000).

     Europe revenue decreased by 59.2%, or $2.3 million, from $3.9 million for the three months ended March 31, 2001, to $1.6 million for the three months ended March 31, 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $2.2 million), while the consolidated Nordic operations (Denmark and Sweden) decreased slightly (a decrease of $109,000). The UK operations were negatively impacted by the competitive economic conditions and the resulting impact on the IT services market, particularly the SAP market. As a result, the Company executed a plan to reorganize and downsize the Company's operations in the UK during late 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market.

     India revenue decreased by 4.7%, or $150,000, from $3.2 million for the three months ended March 31, 2001, to $3.1 million for the three months ended March 31, 2002. The decrease was attributable primarily to continued weakness in the global economy, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                   2002                2001
                                                 -------             -------
United States.........................           $   115             $   (10)
Asia-Pacific..........................              (199)               (269)
Europe................................              (189)               (733)
India.................................               483               1,114
                                                 -------             -------
Total.................................           $   210             $   102
                                                 =======             =======

     US operating income increased by $125,000, from an operating loss of $10,000 for the three months ended March 31, 2001, to operating income of $115,000 for the three months ended March 31, 2002. The increase in operating income was attributable primarily to the further containment of discretionary expenditures, such as employee bonuses and travel and entertainment expenses.

     APAC operating loss declined by $70,000, from an operating loss of $269,000 for the three months ended March 31, 2001, to an operating loss of $199,000 for the three months ended March 31, 2002. The improvement was attributable primarily to the operating performance in Japan (an improvement of $134,000) and Indonesia (an improvement of $60,000), as both countries realized an improvement in gross profit margins as consultant utilization improved. The improvement was partially offset by a decline in operating income in New Zealand (a decrease of $94,000) and Singapore (a decrease of $23,000), as gross margins declined as a result of local market conditions.

     Europe operating loss declined by $544,000, from an operating loss of $733,000 for the three months ended March 31, 2001, to an operating loss of $189,000 for the three months ended March 31, 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $630,000, while the Nordic operations declined by $86,000. The improvement in the UK operating performance resulted primarily from the restructuring program initiated in the UK during late 2001. As noted above, the UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by 56.6%, or $631,000, from $1.1 million for the three months ended March 31, 2001, to $483,000 for the three months ended March 31, 2002. The decrease was attributable primarily to continued weakness in the global economy, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.0 million at March 31, 2002 and $2.1 million at December 31, 2001. The Company had working capital of $17.8 million at each of March 31, 2002 and December 31, 2001.

     Cash provided by operating activities was $123,000 for the three months ended March 31, 2002, resulting primarily from depreciation and amortization of $968,000, the provision for doubtful accounts of $210,000, a decrease in unbilled services of $563,000 and an increase in accounts payable of $602,000. These amounts were partially offset by increases in accounts receivable of $345,000 and other current assets of $466,000 and decreases in accrued restructuring charges of $431,000 and deferred revenue of $955,000. The changes in accounts receivable, unbilled services, other current assets, accounts payable and deferred revenue result primarily from timing differences. The decrease in accrued restructuring charges results from the payment of severance and related costs and exit costs. Cash provided by operating activities during the three months ended March 31, 2001 was $2.6 million.

     The Company invested $355,000 and $1.9 million in computer equipment, internal-use computer software and office furniture and fixtures during the three months ended March 31, 2002 and 2001, respectively. The decrease results from concerted efforts by management to closely monitor and curtail capital expenditures.

     In conjunction with the strategic decision to focus on the emerging ASP market, the Company invested $2.7 million in purchased computer software licenses during the three months ended March 31, 2001. The computer software was to be re-sold to customers as part of the

Company's ASPPlus solutions and services. However, during the three months ended December 31, 2001, the Company recorded a write-down of the purchased computer software, as management believed the recoverability of the value of the assets acquired for use in the ASP service offering was unlikely given current and future expected market conditions.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2002, the Company had outstanding borrowings under the credit facility of $4.7 million. The Company estimates undrawn availability under the credit facility to be $6.7 million as of March 31, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4.1 million.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, and (3) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA. The Company was in compliance with all covenants as of March 31, 2002.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.0 million as of each of March 31, 2002 and December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3.0 million payment from SeraNova.

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

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. Although the Company believes that it is entitled to the entire $10.1 million balance, there can be no assurance that SeraNova and/or Silverline will pay the entire balance due the Company. In the event the Company accepts a payment in less than full satisfaction of the $10.1 million due, the Company will record a charge against earnings for such difference. The Company has not recorded a reserve against the remaining balance of $10.1 million under the Note as of December 31, 2001, as the amount of loss, if any, cannot be reasonably estimated. The Company believes that SeraNova and/or Silverline have the ability to pay the entire balance due. The resolution of this uncertainty could materially impact the Company's consolidated financial position and results of operations. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million (see Part II, Item 1, Legal Proceedings). The parties are currently proceeding with the discovery process. The Company believes that there is no basis to support such amounts claimed by SeraNova.

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

NASDAQ NATIONAL MARKET

     On April 4, 2002, the Company received a letter from the Nasdaq Stock Market ("Nasdaq") advising the Company that it failed to meet Nasdaq requirements for continued listing as the closing "bid" price of the Company's common stock was less than $1.00 for 30 trading days. On May 13, 2002, the Company received a letter from Nasdaq advising the Company that it had regained compliance with the continued listing requirements.

     In the future, should the Company fail to maintain a minimum closing bid price of $1.00 for a period of 30 consecutive trading days, it would once again be subject to notification by Nasdaq that it failed to meet Nasdaq requirements for continued listing. Upon such notice, the Company would have 90 days from the notice date to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum of 10 consecutive trading days during the 90-day compliance period. A delisting from the Nasdaq National Market could severely and adversely affect the market liquidity of the Company's Common Stock.

COMMITMENTS

     During late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova and Silverline Technologies. The demand for arbitration seeks reimbursement from SeraNova and/or Silverline Technologies for all rent payments made by the Company on behalf of SeraNova and for jurisdiction over further payment defaults by SeraNova and/or Silverline Technologies to the Company and its landlords

(see Part II, Item 1, Legal Proceedings). The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations. The Company also believes it has sufficient funds to pay the outstanding lease obligations on behalf of SeraNova for the shared office space for at least the next 12 months.

PENDING ACCOUNTING PRONOUNCEMENT

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

EUROPEAN MONETARY UNION (EMU)

     The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company's European sales and operations offices affected by the euro conversion have addressed the systems issues raised by the euro currency conversion and are cognizant of the business implications of converting to a common currency. The Company is still evaluating the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates and the potential actions that may or may not be taken by the Company's competitors and suppliers.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues, sales or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company's revenues, sales and results of operations in the future. If there were a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the results of the Company's European and/or Asian operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. A hearing date for such partial summary judgment motion has not yet been scheduled by the court. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

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

ITEM 5.   OTHER INFORMATION

     On May 2, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission and issued a press release announcing that the Company had rescheduled its Annual Meeting of Shareholders (the "Annual Meeting") for Tuesday, July 2, 2002. Shareholders of the Company were instructed that shareholder proposals must be submitted to the Company at its offices at 499 Thornall Street, Edison, New Jersey 08837, within a reasonable time before the Company began to print and mail its proxy materials in order to be considered for inclusion in the Company's proxy materials for presentation at the Annual Meeting. Shareholders were further advised that the Company anticipated mailing its proxy materials on or about Friday, June 7, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          On January 14, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the registrant will take approximately $13.4 million in restructuring and other special charges in the fourth quarter of 2001.

          On April 12, 2002, subsequent to the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the scheduling of the registrant's Annual Meeting of Shareholders.

          On May 2, 2002, subsequent to the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the rescheduling of the registrant's Annual Meeting of Shareholders.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Intelligroup, Inc.


DATE: May 15, 2002                By: /s/ Nagarjun Valluripalli
                                     ------------------------------------------
                                     Nagarjun Valluripalli,
                                     Chairman of the Board, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)


DATE: May 15, 2002                By: /s/ Nicholas Visco
                                     ------------------------------------------
                                     Nicholas Visco,
                                     Senior Vice President-Finance and
                                     Administration and Chief Financial Officer
                                     Principal Financial and Accounting Officer)