Form 10-Q
period 2002-06-30
INTELLIGROUP INC
filed 2002-08-14
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           Commission File No. 0-20943

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

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of August 14, 2002:

             Class                                       Number of Shares
             -----                                       ----------------
  Common Stock, $.01 par value                               16,630,125

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements............................    1

             Consolidated Balance Sheets as of June 30, 2002 (unaudited)
             and December 31, 2001........................................    2

             Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three Months and Six Months Ended
             June 30, 2002and 2001 (unaudited)............................    3

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2002 and 2001 (unaudited).....................    4

             Notes to Consolidated Financial Statements (unaudited).......    5

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................   14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   34

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings............................................   35

    Item 4.  Submission of Matters to a Vote of Security Holders..........   37

    Item 5.  Other Information............................................   37

    Item 6.  Exhibits and Reports on Form 8-K.............................   38

SIGNATURES................................................................   40

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                   JUNE 30,         DECEMBER 31,
                                                                     2002               2001
                                                                ------------       -------------
                          ASSETS                                 (UNAUDITED)
Current Assets:
  Cash and cash equivalents..............................       $   1,375,000      $   2,138,000
  Accounts receivable, less allowance for doubtful
     accounts of $1,645,000 and $2,073,000 at June 30,
     2002 and December 31, 2001, respectively............          17,173,000         13,519,000
  Unbilled services......................................           4,673,000          7,536,000
  Prepaid income taxes...................................             463,000            342,000
  Deferred tax assets....................................           1,736,000          1,736,000
  Other current assets...................................           2,620,000          3,548,000
  Note receivable - SeraNova.............................           4,000,000          9,140,000
                                                                -------------      -------------

        Total current assets.............................          32,040,000         37,959,000
  Property and equipment, net............................           7,178,000          8,099,000
  Other assets...........................................           1,003,000          1,036,000
                                                                -------------      -------------
                                                                $  40,221,000      $  47,094,000
                                                                =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................       $   3,796,000      $   3,548,000
  Accrued payroll and related taxes......................           6,200,000          5,465,000
  Accrued expenses and other liabilities.................           4,603,000          4,414,000
  Deferred revenue.......................................             854,000          1,211,000
  Income taxes payable...................................             586,000            427,000
  Current portion of long term debt and obligations
     under capital leases................................           4,570,000          4,712,000
                                                                -------------      -------------

         Total current liabilities.......................          20,609,000         19,777,000

Deferred tax liabilities.................................             154,000            164,000
                                                                -------------      -------------
Obligations under capital leases, less current portion...             156,000            371,000
                                                                -------------      -------------
Other long-term liabilities..............................           1,082,000                 --
                                                                -------------      -------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued or outstanding..............                  --                 --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 16,630,125 shares issued and
     outstanding at June 30, 2002 and December 31, 2001..             166,000            166,000
  Additional paid-in capital.............................          41,366,000         41,366,000
  Accumulated deficit....................................         (19,234,000)       (10,685,000)
  Currency translation adjustments.......................          (4,078,000)        (4,065,000)
                                                                -------------      -------------
        Total shareholders' equity ......................          18,220,000         26,782,000
                                                                -------------      -------------
                                                                $  40,221,000      $  47,094,000
                                                                =============      =============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE
               MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------      ----------------------------------
                                                           2002                2001                 2002               2001
                                                     ---------------    ----------------      --------------     ---------------

Revenue..........................................     $  26,476,000      $   28,734,000       $   51,085,000      $   59,523,000
Cost of sales....................................        18,212,000          19,347,000           35,400,000          40,971,000
                                                      -------------      --------------       --------------      --------------
     Gross profit................................         8,264,000           9,387,000           15,685,000          18,552,000
                                                      -------------      --------------       --------------      --------------
Selling, general and administrative expenses.....         7,042,000           8,061,000           13,546,000          16,179,000
Depreciation and amortization....................           676,000             917,000            1,383,000           1,862,000
SeraNova receivable impairment and other charges.         8,362,000                  --            8,362,000                  --
Proxy contest charges............................           464,000                  --              464,000                  --
                                                      -------------      --------------       --------------      --------------
     Total operating expenses....................        16,544,000           8,978,000           23,755,000          18,041,000
                                                      -------------      --------------       --------------      --------------
     Operating (loss) income.....................        (8,280,000)            409,000           (8,070,000)            511,000
Other expense, net...............................           (70,000)           (132,000)            (138,000)            (11,000)
                                                      -------------      --------------       --------------      --------------
(Loss) income before provision for income taxes..        (8,350,000)            277,000           (8,208,000)            500,000
Provision for income taxes.......................           210,000              98,000              341,000             133,000
                                                      -------------      --------------       --------------      --------------
Net (loss) income................................     $  (8,560,000)     $      179,000       $   (8,549,000)     $      367,000
                                                      =============      ==============       ==============      ==============

Earnings per share:
     Basic earnings per share:
       Net (loss) income per share...............     $       (0.51)     $         0.01       $        (0.51)     $         0.02
                                                      =============      ==============       ==============      ==============
       Weighted average number of
       Common shares - Basic.....................        16,630,000          16,630,000           16,630,000          16,630,000
                                                      =============      ==============       ==============      ==============

     Diluted earnings per share:
       Net (loss) income per share...............     $       (0.51)     $         0.01       $        (0.51)     $         0.02
                                                      =============      ==============       ==============      ==============
       Weighted average number of
       Common shares - Diluted...................        16,630,000          16,631,000           16,630,000          16,649,000
                                                      =============      ==============       ==============      ==============

Comprehensive Income (Loss)
Net (loss) income................................     $  (8,560,000)     $      179,000       $   (8,549,000)     $      367,000
Other comprehensive income (loss) -
       Currency translation adjustments..........           412,000             565,000              (13,000)           (921,000)
                                                      -------------      --------------       --------------      --------------
Comprehensive (loss) income .....................     $  (8,148,000)     $      744,000       $   (8,562,000)     $     (554,000)
                                                      =============      ==============       ==============      ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six
                       Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  2002                 2001
                                                                             -------------        -------------
Cash flows from operating activities:
   Net (loss) income....................................................     $  (8,549,000)       $     367,000
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization....................................         1,826,000            2,270,000
       Provision for doubtful accounts..................................           247,000            1,042,000
       SeraNova receivable impairment and other charges.................         8,362,000                   --
       Deferred income taxes............................................           (10,000)                  --
   Changes in operating assets and liabilities:
     Accounts receivable................................................        (3,901,000)           2,991,000
     Unbilled services..................................................         2,863,000              (54,000)
     Other current assets...............................................          (477,000)            (136,000)
     Other assets.......................................................            33,000              666,000
     Accounts payable...................................................           248,000           (2,169,000)
     Accrued payroll and related taxes..................................           735,000             (899,000)
     Accrued expenses and other liabilities.............................          (213,000)            (604,000)
     Accrued restructuring charges......................................          (454,000)            (117,000)
     Deferred revenue...................................................          (357,000)             (27,000)
     Income taxes payable...............................................           159,000               (2,000)
                                                                             -------------        -------------
   Net cash provided by operating activities............................           512,000            3,328,000
                                                                             -------------        -------------

Cash flows from investing activities:
     Purchase of equipment .............................................          (905,000)          (2,651,000)
     Purchase of software licenses......................................                --           (2,678,000)
                                                                             -------------        -------------
   Net cash used in investing activities................................          (905,000)          (5,329,000)
                                                                             -------------        -------------

Cash flows from financing activities:
   Principal payments under capital leases..............................          (334,000)            (279,000)
   Other borrowings (repayments)........................................             3,000              (89,000)
   Net change in line of credit borrowings..............................           (26,000)           1,427,000
   Repayment of note receivable-SeraNova subsequent to spin-off date....                --            2,060,000
                                                                             -------------        -------------
     Net cash (used in) provided by financing activities................          (357,000)           3,119,000
                                                                             -------------        -------------
     Effect of foreign currency exchange rate changes on cash...........           (13,000)            (921,000)
                                                                             -------------        -------------
Net (decrease) increase in cash and cash equivalents ...................          (763,000)             197,000
Cash and cash equivalents at beginning of period........................         2,138,000            1,327,000
                                                                             -------------        -------------
Cash and cash equivalents at end of period..............................     $   1,375,000        $   1,524,000
                                                                             =============        =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes...........................................     $     572,000        $     426,000
                                                                             =============        =============
   Cash paid for interest...............................................     $     201,000        $     430,000
                                                                             =============        =============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, which were included as part of the Company's Form 10-K.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $542,000 and $707,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,039,000 and $1,459,000 for the six months ended June 30, 2002 and 2001, respectively.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                            2002           2001           2002           2001
                                            ----           ----           ----           ----

Weighted average number of common
shares...............................     16,630,000     16,630,000     16,630,000    16,630,000

Common share equivalents of
outstanding stock options............             --          1,000             --        19,000
                                          ----------     -----------    ----------    ----------
Weighted average number of common
shares assuming dilution.............     16,630,000     16,631,000     16,630,000    16,649,000
                                          ==========     ==========     ==========    ==========

     Stock options, which would be antidilutive (2,747,000 and 2,929,000 as of June 30, 2002 and 2001, respectively), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2002, the Company had outstanding borrowings under the credit facility of $4,040,000. The Company estimates undrawn availability under the credit facility to be $8,375,000 as of June 30, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4,066,000.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10,833,000 of the note due from SeraNova, and
(4) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA.

     As a result of the charges incurred for the proxy contest during the quarter ended June 30, 2002, the Company was not in compliance with the EBITDA covenant as of June 30, 2002. The Company is currently negotiating with the Bank and expects to receive a waiver of the covenant default existing as of June 30, 2002. There can be no assurance, however, that the Company will be able to obtain a waiver and appropriate amendment to the agreement on terms acceptable to the Company.

     Interest expense on debt and obligations under capital leases approximated $201,000 and $430,000 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 4 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova, Inc. ("SeraNova") and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $940,000 as of June 30, 2002 and December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001.

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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. SeraNova then filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000.

     In addition, during late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (see Part II,
Item 1, Legal Proceedings). The demand for arbitration, which sought damages, alleged among other things that SeraNova, Silverline and/or Silverline Technologies, Inc. failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905.26 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group") jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905.26 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     Although the Company has aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believes that the current liquidity issues plaguing the SeraNova Group requires a reassessment of the realizability of these outstanding amounts. During this time, the Company has also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution has been reached, the Company believes that the substance of these discussions provides a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during the quarter ended June 30, 2002:

                                          WRITE-DOWN      WRITE-OFF       ASSUMPTION
                                            OF NOTE        OF OTHER       OF CERTAIN
                                          RECEIVABLE     RECEIVABLES -       LEASE           OTHER
                                          - SERANOVA       SERANOVA       OBLIGATIONS       CHARGES          TOTAL
                                        -----------------------------------------------------------------------------

Charges to operations during 2002...    $   5,140,000   $  1,257,000     $  1,501,000    $    464,000    $  8,362,000
Costs paid during 2002..............               --             --               --        (118,000)       (118,000)
Non-cash items......................       (5,140,000)    (1,257,000)              --              --      (6,397,000)
                                        -------------   ------------     ------------    ------------    ------------
Accrued costs as of June 30, 2002...    $          --   $         --     $  1,501,000    $    346,000    $  1,847,000
                                        =============   ============     ============    ============    ============

     The Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. The Company also recorded a $1,257,000 charge to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company recorded a liability of $1,501,000 for certain lease exit costs, $1,082,000 of which is included in other long-term liabilities, as of June 30, 2002. Such liability represents primarily obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received.

     If the Company were to collect less than $4,000,000 on the Note recorded as of June 30, 2002, or incur additional obligations or costs, the SeraNova receivable impairment and/or charges would be increased in future periods.

NOTE 5 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with the Company's plan to reduce costs and improve operating efficiencies, the Company incurred a charge of $5,628,000 related to restructuring initiatives during the year ended December 31, 1999. The restructuring charge included settlement of the former chief executive officer's employment agreement and additional severance payment, expenses associated with the termination of certain employees in the United States and United Kingdom, the closing of certain satellite offices in the United States and an additional office in Belgium, and costs to exit certain contractual obligations.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                                 SEVERANCE AND        ASSET
                                                 RELATED COSTS     IMPAIRMENTS        EXIT COSTS          TOTAL
                                                -------------------------------------------------------------------

Charges to operations during 1999.........       $   5,027,000     $         --      $    601,000     $  5,628,000
Costs paid during 1999....................          (4,162,000)              --          (517,000)      (4,679,000)
                                                 -------------     ------------      ------------     ------------
Accrued costs as of December 31, 1999.....             865,000               --            84,000          949,000

Costs paid during 2000....................            (608,000)              --                --         (608,000)
                                                 -------------     ------------      ------------     ------------
Accrued costs as of December 31, 2000.....             257,000               --            84,000          341,000

Charges to operations during 2001.........             530,000       10,999,000         1,732,000       13,261,000
Costs paid during 2001....................            (402,000)              --          (172,000)        (574,000)
Non-cash utilization during 2001..........                  --      (10,999,000)       (1,177,000)     (12,176,000)
                                                 -------------      -----------      ------------     ------------
Accrued costs as of December 31, 2001.....             385,000               --           467,000          852,000

Costs paid during 2002....................            (218,000)              --          (236,000)        (454,000)
                                                 -------------     ------------      ------------     ------------
Accrued costs as of June 30, 2002.........       $     167,000     $         --      $    231,000     $    398,000
                                                 =============     ============      ============     ============

     The Company expects to pay out the remaining costs above within the next 12 months.

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

     Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the three months and six months ended June 30, 2002 and 2001.

                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA              TOTAL
                                    -------------    ------------        ------            -----              -----
THREE MONTHS ENDED
------------------
JUNE 30, 2002
-------------
Revenue.......................      $ 19,269,000     $  2,220,000     $  1,444,000       $3,543,000       $  26,476,000
Depreciation & amortization...           450,000           56,000           58,000          112,000             676,000(1)
Operating income (loss).......        (8,150,000)        (640,000)        (352,000)         862,000          (8,280,000)(2)
Total assets..................        28,463,000        4,276,000        1,738,000        5,744,000          40,221,000

THREE MONTHS ENDED
------------------
JUNE 30, 2001
-------------
Revenue.......................      $ 18,982,000     $  3,406,000     $  2,745,000       $3,601,000       $  28,734,000
Depreciation & amortization...           536,000           85,000          182,000          114,000             917,000(3)
Operating income (loss).......            30,000          375,000       (1,173,000)       1,177,000             409,000
Total assets..................        45,799,000        6,282,000        7,663,000        4,311,000          64,055,000

SIX MONTHS ENDED
----------------
JUNE 30, 2002
-------------
Revenue.......................      $ 36,738,000     $  4,721,000     $  3,029,000       $6,597,000       $  51,085,000
Depreciation & amortization...           924,000           83,000          115,000          261,000           1,383,000(1)
Operating income (loss).......        (8,035,000)        (839,000)        (541,000)       1,345,000          (8,070,000)(2)

SIX MONTHS ENDED
----------------
JUNE 30, 2001
-------------
Revenue.......................      $ 38,977,000     $  7,109,000     $  6,632,000       $6,805,000       $  59,523,000
Depreciation & amortization...         1,074,000          169,000          365,000          254,000           1,862,000(3)
Operating income (loss).......            20,000          106,000       (1,906,000)       2,291,000             511,000

-------------
     (1) Excludes $182,000 and $443,000 of depreciation and amortization included in cost of sales for the three months and six months ended June 30, 2002.
     (2) Includes $8.4 million of SeraNova receivable impairment and other charges and $464,000 of proxy contest charges for the three months and six months ended June 30, 2002.
     (3) Excludes $215,000 and $408,000 of depreciation and amortization included in cost of sales for the three months and six months ended June 30, 2001.

     Included above are application management and support revenues of $6,529,000 and $6,107,000 for the three months ended June 30, 2002 and 2001, respectively. The application management and support revenues for the six months ended June 30, 2002 and 2001 are $12,946,000 and $11,210,000, respectively.
Other information related to the application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENT

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2001, revenues derived from projects under fixed price contracts represented approximately 17% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 24% of the Company's total revenue during the six months ended June 30, 2002. No single fixed price project was in excess of 10% of revenue during 2001 or during the six months ended June 30, 2002. The Company believes that, as it pursues its strategy of providing Application Management Services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company's ten largest customers accounted for, in the aggregate, approximately 39% and 33% of revenue, respectively. For the six months ended June 30, 2002, one customer accounted for approximately 10% of revenue. For the year ended December 31, 2001, no single customer accounted for more than 10% of revenue. For the six months ended June 30, 2002 and the year ended December 31, 2001, 36% and 42%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the six months ended June 30, 2002 and the year ended December 31, 2001, approximately 66% and 69%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For the six months ended June 30, 2002 and the year ended December 31, 2001, approximately 20% and 17%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For the six months ended June 30, 2002 and the year ended December 31, 2001, approximately 8% and 9%, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia) and Foster City (California). The Company also maintains offices in Europe (Denmark, Sweden and the United Kingdom), and Asia-Pacific (Australia, Hong Kong, India, Indonesia, Japan, New Zealand, and Singapore). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

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

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                    PERCENTAGE OF REVENUE
                                                ---------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                ---------------------------           -------------------------
                                                 2002                2001              2002               2001
                                                 ----                ----              ----               ----

Revenue....................................      100.0%              100.0%            100.0%             100.0%
Cost of sales..............................       68.8                67.3              69.3               68.8
                                                ------              ------            ------             ------
     Gross profit..........................       31.2                32.7              30.7               31.2
Selling, general and administrative
   expenses................................       26.6                28.0              26.5               27.2
Depreciation and amortization expenses.....        2.5                 3.2               2.7                3.1
SeraNova settlement and related charges....       31.6                  --              16.4                 --
Proxy contest charges......................        1.8                  --               0.9                 --
                                                ------              ------            ------             ------
     Total operating expenses..............       62.5                31.2              46.5               30.3
                                                ------              ------            ------             ------
     Operating (loss) income...............      (31.3)                1.5             (15.8)               0.9
Other expense, net.........................       (0.2)               (0.5)             (0.3)              (0.0)
                                                ------              ------            ------             ------
(Loss) income before provision for
     income taxes..........................      (31.5)                1.0             (16.1)               0.9
Provision for income taxes.................        0.8                 0.4               0.6                0.3
                                                ------              ------            ------             ------
Net (loss) income..........................      (32.3)%               0.6%            (16.7)%              0.6%
                                                ======              ======            ======             ======

     Three  Months  Ended June 30, 2002  Compared to Three Months Ended June 30,
2001

     The following discussion compares the consolidated results for the three months ended June 30, 2002 and the three months ended June 30, 2001.

     Revenue. Total revenue decreased by 7.9%, or $2.2 million, from $28.7 million for the three months ended June 30, 2001, to $26.5 million for the three months ended June 30, 2002. This decrease was attributable primarily to the continued weakness in the global economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the Company, as customers delayed and/or decreased the scope of IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $542,000 and $707,000 for the three months ended June 30, 2002 and 2001, respectively.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales decreased by 5.9%, or $1.1 million, from $19.3 million for the three months ended June 30, 2001, to $18.2 million for the three months ended June 30, 2002. The Company's gross profit decreased by 12.0%, or $1.1 million, from $9.4 million for the three months ended June 30, 2001, to $8.3 million for the three months ended June 30, 2002. This decrease was attributable primarily to lower revenues. Gross margin decreased to 31.2% for the three months ended June 30, 2002, from 32.7% for the three months ended June 30, 2001. The decrease in gross margin results from an increase in non-billable consultant time and other related costs, primarily in Europe and Asia Pacific.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 12.6% or $1.0 million, to $7.0 million for the three months ended June 30, 2002, from $8.1 million for the three months ended June 30, 2001, and decreased as a percentage of revenue to 26.6% from 28.0%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the further containment of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

     Depreciation and amortization. Depreciation and amortization expenses decreased 26.3% to $676,000 for the three months ended June 30, 2002, compared to $917,000 for the three months ended June 30, 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     SeraNova receivable impairment and other charges. During the three months ended June 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova, Inc. ("SeraNova") and certain other related issues. Although the Company has aggressively pursued its various legal options to obtain payment from SeraNova, Silverline Technologies Inc. and Silverline Technologies Ltd. (collectively the "SeraNova Group") on the Note and outstanding lease obligations, the Company believes that the current liquidity issues plaguing the SeraNova Group requires a reassessment of the realizability of these outstanding amounts. During this time, the Company has also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution has been reached, the Company believes that the substance of these discussions provides a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company has recognized an impairment charge in the amount of $5.1 million related to the note. In addition, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. The Company also recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     Proxy contest charges. During the three months ended June 30, 2002, the Company incurred approximately $464,000 in charges associated with the proxy contest. The charges resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The charges included legal fees of approximately $324,000, proxy solicitation services of approximately $100,000, and printing, mailing and other costs of approximately $40,000.

     Other expense, net. The Company earned $26,000 in interest income during the three months ended June 30, 2002, compared with $75,000 during the three months ended June 30, 2001. The decrease in interest income is related primarily to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part II, Item 1, Legal Proceedings). The Company incurred $96,000 and $207,000 in interest expense during the three months ended June 30, 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities. The decrease in interest expense results from a combination of lower outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings during the three months ended June 30, 2002.

     Provision for income taxes. The Company's effective rate was 2.5% and 35.4% for the three months ended June 30, 2002 and 2001, respectively. The tax rate for the three months ended June 30, 2002 and 2001, results from the valuation allowances provided for the losses generated in the United States, Europe and Asia-Pacific. The Company's net deferred tax asset as of June 30, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.7 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the three months ended June 30, 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 25 million rupees, or approximately $520,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of June 30, 2002. If the Company were not successful with its appeal, which was filed in 2001, a future charge of approximately $520,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     The following discussion compares the consolidated results for the six months ended June 30, 2002 and the six months ended June 30, 2001.

     Revenue. Total revenue decreased by 14.2%, or $8.4 million, from $59.5 million for the six months ended June 30, 2001, to $51.1 million for the six months ended June 30, 2002. This decrease was attributable primarily to the continued weakness in the global economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the Company, as customers delayed and/or decreased the scope of IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $1.0 million and $1.5 million for the six months ended June 30, 2002 and 2001, respectively.

     Gross profit. The Company's cost of sales decreased by 13.6%, or $5.6 million, from $41.0 million for the six months ended June 30, 2001, to $35.4 million for the six months ended June 30, 2002. The Company's gross profit decreased by 15.5%, or $2.9 million, from $18.6 million for the six months ended June 30, 2001, to $15.7 million for the six months ended June 30, 2002. This decrease was attributable primarily to lower revenues. Gross margin decreased slightly to 30.7% for the six months ended June 30, 2002, from 31.2% for the six months ended June 30, 2001. The decrease in gross margin results from an increase in non-billable consultant time and other related costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 16.2%, or $2.6 million, to $13.6 million for the six months ended June 30, 2002, from $16.2 million for the six months ended June 30, 2001, and decreased as a percentage of revenue to 26.5% from 27.2%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the further containment of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

     SeraNova receivable impairment and other charges. During the six months ended June 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova, and certain other related issues. Although the Company has aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believes that the current liquidity issues plaguing the SeraNova Group requires a reassessment of the realizability of these outstanding amounts. During this time, the Company has also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution has been reached, the Company believes that the substance of these discussions provides a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company has recognized an impairment charge in the amount of $5.1 million related to the note. In addition, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. The Company also recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     Proxy contest charges. During the six months ended June 30, 2002, the Company incurred approximately $464,000 in charges associated with the proxy contest. The charges resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The charges included legal fees of approximately $324,000, proxy solicitation services of approximately $100,000, and printing, mailing and other costs of approximately $40,000.

     Depreciation and amortization. Depreciation and amortization expenses decreased 25.7% to $1.4 for the six months ended June 30, 2002, compared to $1.9 million for the six months ended June 30, 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     Other expense, net. The Company earned $63,000 in interest income during the six months ended June 30, 2002, compared with $419,000 during the six months ended June 30, 2001. The decrease in interest income is related primarily to the Company not recording accrued interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part II, Item 1, Legal Proceedings). The Company incurred $201,000 and $430,000 in interest expense during the six months ended June 30, 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities. The decrease in interest expense results from a combination of lower outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings during the six months ended June 30, 2002.

     Provision for income taxes. The Company's effective rate was 4.1% and 26.6% for the six months ended June 30, 2002 and 2001, respectively. The tax rate for the six months ended June 30, 2002 and 2001, results from the valuation allowances provided for the losses generated in the United States, Europe and Asia-Pacific. The Company's net deferred tax asset as of June 30, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.7 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. For the six months ended June 30, 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 25 million rupees, or approximately $520,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of June 30, 2002. If the Company were not successful with its appeal, which was filed in 2001, a future charge of approximately $520,000 would be recorded and reflected in the Company's consolidated statement of operations.

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

     Three  months  Ended June 30, 2002  Compared to Three months Ended June 30,
2001

     The following discussion compares the segment results for the three months ended June 30, 2002 and the three months ended June 30, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                     THREE MONTHS ENDED JUNE 30
                        ------------------------------------------------------
                                 2002                         2001
                        -------------------------    -------------------------
                                    PERCENTAGE OF                PERCENTAGE OF
                         DOLLARS        TOTAL        DOLLARS         TOTAL
                        --------    -------------    -------     -------------
United States........   $19,269          72.8%       $18,982           66.1%
Asia-Pacific.........     2,220           8.4          3,406           11.8
Europe...............     1,444           5.5          2,745            9.6
India................     3,543          13.3          3,601           12.5
                        -------         ------       -------          ------
Total................   $26,476         100.0%       $28,734          100.0%
                        =======         ======       =======          ======

     US revenue increased by 1.5%, or $287,000, from $19.0 million for the three months ended June 30, 2001, to $19.3 million for the three months ended June 30, 2002. The increase was attributable primarily to the operating performance of Empower, Inc.

     APAC revenue decreased by 34.8% or $1.2 million, from $3.4 million for the three months ended June 30, 2001, to $2.2 million for the three months ended June 30, 2002. The decrease was due primarily to challenging economic conditions throughout the Asia-Pacific region, including Japan (a decrease of $762,000), Australia (a decrease of $220,000), Indonesia (a decrease of $125,000) and Singapore (a decrease of $116,000).

     Europe revenue decreased by 47.4%, or $1.3 million, from $2.7 million for the three months ended June 30, 2001, to $1.4 million for the three months ended June 30, 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $1.2 million), while the consolidated Nordic operations (Denmark and Sweden) decreased slightly (a decrease of $130,000). As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market.

     India revenue decreased by 1.6%, or $58,000, from $3.6 million for the three months ended June 30, 2001, to $3.5 million for the three months ended June 30, 2002. The slight decrease was attributable primarily to the weakness in the global economy, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                 THREE MONTHS ENDED JUNE 30
                                               ----------------------------
                                                  2002               2001
                                               ---------          ---------

United States.......................            $(8,150)           $    30
Asia-Pacific........................               (640)               375
Europe..............................               (352)            (1,173)
India...............................                862              1,177
                                               ---------          ---------
Total...............................            $(8,280)           $   409
                                               =========          =========

     US operating performance decreased by $8.2 million, from operating income of $30,000 for the three months ended June 30, 2001, to an operating loss of $8.2 million for the three months ended June 30, 2002. The significant decline in operating performance was a result of the charges associated with the SeraNova receivable impairment and other charges and the proxy contest ("Special Charges"). Excluding these Special Charges, the US operating income for the three months ended June 30, 2002 was $676,000, or an increase of $646,000, compared to the same period of the prior year. The increase in operating income was attributable primarily to the aforementioned growth in revenue as well as further containment of discretionary expenditures, such as employee bonuses and travel and entertainment expenses.

     APAC operating performance decreased by $1.0 million, from operating income of $375,000 for the three months ended June 30, 2001, to an operating loss of $640,000 for the three months ended June 30, 2002. The decrease was attributable primarily to the operating performance in Japan (a decrease of $602,000), Australia (a decrease of $194,000) and Singapore (a decrease of $222,000), as gross margins declined as a result of local market conditions.

     Europe operating performance improved by $821,000, from an operating loss of $1.2 million for the three months ended June 30, 2001, to an operating loss of $352,000 for the three months ended June 30, 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $1.0 million, while the Nordic operations declined by $218,000. The improvement in the UK operating performance resulted primarily from the restructuring program initiated in the UK during late 2001. As noted above, the UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by 26.8%, or $315,000, from $1.2 million for the three months ended June 30, 2001, to $862,000 for the three months ended June 30, 2002. The decrease was attributable primarily to an increase non-billable consultant time and other related costs.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     The following discussion compares the segment results for the six months ended June 30, 2002 and the six months ended June 30, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                      SIX MONTHS ENDED JUNE 30
                        ------------------------------------------------------
                                 2002                         2001
                        -------------------------    -------------------------
                                    PERCENTAGE OF                PERCENTAGE OF
                         DOLLARS        TOTAL        DOLLARS         TOTAL
                         -------    -------------    -------     -------------
United States.........   $36,738         71.9%       $38,977          65.5%
Asia-Pacific..........     4,721          9.3          7,109          11.9
Europe................     3,029          5.9          6,632          11.2
India.................     6,597         12.9          6,805          11.4
                         -------       -------       -------        -------
Total.................   $51,085        100.0%       $59,523         100.0%
                         =======       =======       =======        =======

     US revenue decreased by 5.7%, or $2.2 million, from $39.0 million for the six months ended June 30, 2001, to $36.7 million for the six months ended June 30, 2002. The decrease was attributable primarily to the weakness in the US economy and the resulting impact on the IT services market.

     APAC revenue decreased by 33.6%, or $2.4 million, from $7.1 million for the six months ended June 30, 2001, to $4.7 million for the six months ended June 30, 2002. The decrease was due primarily to challenging economic conditions throughout the Asia-Pacific region, including Japan (a decrease of $1.1 million), New Zealand (a decrease of $530,000), Australia (a decrease of $309,000), Indonesia (a decrease of $241,000) and Singapore (a decrease of $173,000).

     Europe revenue decreased by 54.3% or $3.6 million, from $6.6 million for the six months ended June 30, 2001, to $3.0 million for the six months ended
June 30, 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $3.4 million), while the consolidated Nordic operations (Denmark and Sweden) decreased slightly (a decrease of $238,000). As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market.

     India revenue decreased by 3.1%, or $208,000, from $6.8 million for the six months ended June 30, 2001, to $6.6 million for the six months ended June 30, 2002. The decrease was attributable primarily to weakness in the global economy, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                SIX MONTHS ENDED JUNE 30
                                              -----------------------------
                                                2002                  2001
                                              --------              --------

United States.......................          $(8,035)              $    20
Asia-Pacific........................             (839)                  106
Europe..............................             (541)               (1,906)
India...............................            1,345                 2,291
                                              --------              --------
Total...............................          $(8,070)              $   511
                                              ========              ========

     US operating performance decreased by $8.1 million, from operating income of $20,000 for the six months ended June 30, 2001, to an operating loss of $8.0 million for the six months ended June 30, 2002. The significant decline in operating performance was a result of the charges associated with the SeraNova receivable impairment and other charges and the proxy contest ("Special Charges"). Excluding these Special Charges, the US operating income for the six months ended June 30, 2002 was $791,000, or an increase of $771,000, compared to the same period of the prior year. The increase in operating income resulted primarily from the containment of discretionary expenditures, such as employee bonuses and travel and entertainment expenses.

     APAC operating performance declined by $945,000, from operating income of $106,000 for the six months ended June 30, 2001, to an operating loss of $839,000 for the six months ended June 30, 2002. The decrease was attributable primarily to the operating performance in Japan (a decrease of $468,000), Singapore (a decrease of $245,000) and Australia (a decrease of $200,000), as gross margins declined as a result of local market conditions.

     Europe operating performance improved by $1.4 million, from an operating loss of $1.9 million for the six months ended June 30, 2001, to an operating loss of $541,000 for the six months ended June 30, 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $1.7 million, while the Nordic operations declined by $304,000. The improvement in the UK operating performance resulted primarily from the restructuring program initiated in the UK during late 2001. As noted above, the UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by 41.3%, or $946,000, from $2.3 million for the six months ended June 30, 2001, to $1.3 million for the six months ended June 30, 2002. The decrease was attributable to a decline in revenues (as a result of the weakness in the global economy) and a decline in gross margins (as a result of an increase in non-billable consultant time and other related costs).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.4 million at June 30, 2002 and $2.1 million at December 31, 2001. The Company had working capital of $11.4 million at June 30, 2002 and $18.2 million at December 31, 2001.

     Cash provided by operating activities was $512,000 for the six months ended June 30, 2002, resulting primarily from the net loss being offset by depreciation and amortization of $1.8 million, the provision for doubtful accounts of $247,000, the SeraNova receivable impairment and other charges of $8.4 million, a decrease in unbilled services of $2.9 million, and increases in accounts payable of $248,000, accrued payroll and related taxes of $735,000 and income taxes payable of $159,000. These amounts were partially offset by increases in accounts receivable of $3.9 million and other current assets of $477,000 and decreases in accrued expenses and other liabilities of $213,000, accrued restructuring charges of $454,000 and deferred revenue of $357,000. The changes in accounts receivable, unbilled services, other current assets, accounts payable, accrued payroll and related taxes, accrued expenses and other liabilities, deferred revenue and income taxes payable result primarily from timing differences. The decrease in accrued restructuring charges results from the payment of severance and related costs and exit costs. Cash provided by operating activities during the six months ended June 30, 2001 was $3.3 million.

     The Company invested $905,000 and $2.7 million in computer equipment, internal-use computer software and office furniture and fixtures during the six months ended June 30, 2002 and 2001, respectively. The decrease results from concerted efforts by management to closely monitor and curtail capital expenditures.

     In conjunction with the strategic decision to focus on the emerging ASP market, the Company invested $2.7 million in purchased computer software licenses during the six months ended June 30, 2001. The computer software was to be re-sold to customers as part of the Company's ASPPlus solutions and services. However, during the three months ended December 31, 2001, the Company recorded a write-down of the purchased computer software, as management believed the recoverability of the value of the assets acquired for use in the ASP service offering was unlikely given current and future expected market conditions.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2002, the Company had outstanding borrowings under the credit facility of $4.0 million. The Company estimates undrawn availability under the credit facility to be $8.4 million as of

June 30, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4.1 million.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10.8 million of the note due from SeraNova, and (4) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA.

     As a result of the charges incurred for the proxy contest during the quarter ended June 30, 2002, the Company was not in compliance with the EBITDA covenant as of June 30, 2002. The Company is currently negotiating with the Bank and expects to receive a waiver of the covenant default existing as of June 30, 2002. There can be no assurance, however, that the Company will be able to obtain a waiver and appropriate amendment to the agreement on terms acceptable to the Company.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company has recorded total accrued interest of $1.0 million as of each of June 30, 2002 and December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3.0 million payment from SeraNova.

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

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. SeraNova then filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million.

     In addition, during late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (see Part II,
Item 1, Legal Proceedings). The demand for arbitration, which sought damages, alleged among other things that SeraNova, Silverline and/or Silverline Technologies, Inc. failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905.26 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group") jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905.26 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     Although the Company has aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believes that the current liquidity issues plaguing the SeraNova Group requires a reassessment of the realizability of these outstanding amounts. During this time, the Company has also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution has been reached, the Company believes that the substance of these discussions provides a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during the quarter ended June 30, 2002:

                                          WRITE-DOWN      WRITE-OFF       ASSUMPTION
                                            OF NOTE        OF OTHER       OF CERTAIN
                                          RECEIVABLE     RECEIVABLES -       LEASE           OTHER
                                          - SERANOVA       SERANOVA       OBLIGATIONS       CHARGES          TOTAL
                                        -----------------------------------------------------------------------------

Charges to operations during 2002...    $   5,140,000   $  1,257,000     $  1,501,000    $    464,000    $  8,362,000
Costs paid during 2002..............               --             --               --        (118,000)       (118,000)
Non-cash items......................       (5,140,000)    (1,257,000)              --              --      (6,397,000)
                                        -------------   ------------     ------------    ------------    ------------
Accrued costs as of June 30, 2002...    $          --   $         --     $  1,501,000    $    346,000    $  1,847,000
                                        =============   ============     ============    ============    ============

     The Company recorded a $5.1 million charge to write-down the carrying value of the Note to $4.0 million. The Company also recorded a $1.3 million charge to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company recorded a liability of $1.5 million for certain lease exit costs, $1.1 million of which is included in other long-term liabilities, as of June 30, 2002. Such liability represents primarily obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received.

     If the Company were to collect less than $4.0 million on the Note recorded as of June 30, 2002, or incur additional obligations or costs, the SeraNova receivable impairment and/or charges would be increased in future periods.

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

COMMITMENTS

     During late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group (see Part II, Item 1, Legal Proceedings). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905.26 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905.26 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENT

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. The court heard argument on the motion for partial summary judgment on July 30, 2002 and reserved its decision. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties are currently proceeding with the discovery process. A non-binding arbitration proceeding is scheduled for September 4, 2002. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to
SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     On March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that respondents failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on behalf of the respondents. An arbitration hearing was held on June 25 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905.26 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905.26 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, which seeks damages in excess of $400,000, alleges among other things that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company and that Mr. Pandey has been unjustly enriched in an amount of $350,000 from the Company. Mr. Pandey has not yet filed an Answer to the Company's complaint. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have not yet filed an Answer to the complaint. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual  Meeting of  Shareholders  of the  Company  was held on July 16,
2002.

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 13,837,314 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for Director were as follows:

        Common Stock Nominees                   For                 Withheld
        ---------------------                   ---                 --------
        Nagarjun Valluripalli                 7,178,024                 6,655
        Klaus P. Besier                       7,174,024                10,655
        Dennis McIntosh                       7,176,774                 7,905
        Alexander Graham Wilson               7,178,774                 5,905
        Prabhas Panigrahi                     7,177,024                 7,655
        Nick Di Iorio                         7,177,024                 7,655

        Ashok Pandey                          6,641,469                11,166
        Wendy Rayner                          6,641,469                11,166
        Stephen Savitt                        6,641,469                11,166
        John Supplee                          6,641,469                11,166
        Tarun Chandra                         6,641,469                11,166
        Yoshikazu "Jin" Nakamura              6,641,469                11,166

     Accordingly, Nagarjun Valluripalli, Klaus P. Besier, Dennis McIntosh, Alexander Graham Wilson, Prabhas Panigrahi and Nic Di Iorio were duly elected as Directors of the Company.

ITEM 5.  OTHER INFORMATION

     On May 22, 2002, Rajkumar Koneru resigned as a Director of the Company. Mr. Koneru had served as a Director of the Company since 1994. Mr. Koneru forwarded a letter to the Company stating that his resignation was a result of (i) his disagreement with the strategic direction of the Company, and (ii) the Board and management's failure to inform Mr. Koneru of certain events and decisions made by the Board and management of the Company which made Mr. Koneru uncomfortable while representing the interests of all shareholders of the Company. The Company disagreed with Mr. Koneru's assertion that he had not been informed on a timely basis of certain events and decisions made by the Board and management of the Company. Additionally, Mr. Koneru had not presented to the Board any plans relating to the strategic direction of the Company.

     On June 3, 2002, Gregory S. Dimit resigned as a Director of the Company for personal reasons. Mr. Dimit had served as a Director of the Company since 2001.

     On June 6, 2002, the Company's Board of Directors appointed each of Prabhas Panigrahi and Alexander Graham Wilson to the Company's Board of Directors.

     In June 2002, after a review of the recent events concerning Arthur Andersen LLP ("Andersen"), the Company's Board of Directors delegated to its Audit Committee the responsibility to work with the Company's management to review the qualification of the major national accounting firms to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. On July 25, 2002, the Company dismissed Andersen, as the Company's auditors. Andersen's reports on the Company's consolidated financial statements for each of the years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principals. During the years ended December 31, 2001 and 2000 and the subsequent interim period through July 25, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years. Further, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     On July 25, 2002, the Company's Board of Directors, upon the recommendation of its Audit Committee, engaged Deloitte & Touche LLP as the Company's new independent auditors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               10.1 Employment  Agreement dated June 3, 2002 between the Company and Nagarjun Valluripalli.

               99.1 Certification pursuant to 18 U.S.C Section 1350.

         (b)   Reports on Form 8-K.

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

               On May 23, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to resignation of Rajkumar Koneru as a Director of the Company. Mr. Koneru had served as a Director of the Company since 1994.

               On July 2, 2002, subsequent to the quarter ended June 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the

               Company's adjournment of its Annual Meeting from Tuesday, July 2, 2002 to Tuesday, July 16, 2002.

               On August 1, 2002, subsequent to the quarter ended June 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's dismissal of Arthur Andersen LLP as the Company's auditor and its engagement of Deloitte & Touche LLP as the Company's new independent auditor.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Intelligroup, Inc.


DATE: August 14, 2002            By: /s/ Nagarjun Valluripalli
                                    --------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman of the Board, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


DATE: August 14, 2002            By: /s/ Nicholas Visco
                                    --------------------------------------------
                                    Nicholas Visco,
                                    Senior Vice President-Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)