Form 10-Q
period 2002-09-30
INTELLIGROUP INC
filed 2002-11-15
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                           Commission File No. 0-20943

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of November 13, 2002:

          Class                                         Number of Shares
          -----                                         ----------------

Common Stock, $.01 par value                               16,630,125

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (unaudited)...............     1

             Consolidated Balance Sheets as of September 30, 2002
             and December 31, 2001.......................................     2

             Consolidated Statements of Operations and Comprehensive Income(Loss) for the Three Months and Nine Months Ended
             September 30, 2002 and 2001.................................     3

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2002 and 2001....................     4

             Notes to Consolidated Financial Statements..................     5

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............    15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    37

    Item 4.  Controls and Procedures.....................................    37

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................    38

    Item 4.  Submission of Matters to a Vote of Security Holders.........    41

    Item 5.  Other Information...........................................    41

    Item 6.  Exhibits and Reports on Form 8-K............................    42

SIGNATURES...............................................................    43

CERTIFICATIONS...........................................................    44

                          PART I. FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2002                   2001
                                ASSETS
Current Assets:
   Cash and cash equivalents.......................................        $     1,980,000       $     2,138,000
   Accounts receivable, less allowance for doubtful accounts of
       $1,361,000 and $2,073,000 at September 30, 2002 and
       December 31, 2001, respectively.............................             16,087,000            13,519,000
   Unbilled services...............................................              7,992,000             7,536,000
   Prepaid income taxes............................................                462,000               342,000
   Deferred tax assets.............................................              1,736,000             1,736,000
   Other current assets............................................              1,999,000             3,548,000
   Note receivable - SeraNova......................................              4,000,000             9,140,000
                                                                           ---------------       ---------------

         Total current assets......................................             34,256,000            37,959,000
   Property and equipment, net.....................................              6,619,000             8,099,000
   Other assets....................................................              1,141,000             1,036,000
                                                                           ---------------       ---------------
                                                                           $    42,016,000       $    47,094,000
                                                                           ===============       ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................................        $     4,213,000       $     3,548,000
   Accrued payroll and related taxes...............................              6,863,000             5,465,000
   Accrued expenses and other liabilities..........................              4,106,000             4,414,000
   Deferred revenue................................................              1,228,000             1,211,000
   Income taxes payable............................................                488,000               427,000
   Current portion of long term debt and obligations under
       capital leases..............................................              5,543,000             4,712,000
                                                                           ---------------       ---------------

           Total current liabilities...............................             22,441,000            19,777,000
Deferred tax liabilities...........................................                167,000               164,000
                                                                           ---------------       ----------------
Obligations under capital leases, less current portion.............                 67,000               371,000
                                                                           ---------------       ---------------
Other long-term liabilities........................................              1,029,000                    --
                                                                           ---------------       ---------------

Commitments and contingencies
Shareholders' Equity
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
       none issued or outstanding..................................                     --                    --
   Common stock, $.01 par value, 25,000,000 shares authorized,
       16,630,125 shares issued and outstanding at September 30,
       2002 and December 31, 2001..................................                166,000               166,000
   Additional paid-in capital......................................             41,366,000            41,366,000
   Accumulated deficit.............................................            (19,222,000)          (10,685,000)
   Accumulated other comprehensive loss............................             (3,998,000)           (4,065,000)
                                                                           ---------------       ---------------
         Total shareholders' equity ...............................             18,312,000            26,782,000
                                                                           ---------------       ---------------
                                                                           $    42,016,000       $    47,094,000
                                                                           ===============       ===============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                THREE MONTHS                        NINE MONTHS ENDED
                                                                ------------                        -----------------
                                                            ENDED SEPTEMBER 30,                       SEPTEMBER 30,
                                                            -------------------                       -------------
                                                          2002                2001               2002               2001
                                                      -------------      --------------     --------------      --------------

Revenue..........................................     $  28,358,000      $   25,538,000     $   79,443,000      $   85,061,000
Cost of sales....................................        20,003,000          16,897,000         55,402,000          57,868,000
                                                      -------------      --------------     --------------      --------------
     Gross profit................................         8,355,000           8,641,000         24,041,000          27,193,000
                                                      -------------      --------------     --------------      --------------
Selling, general and administrative expenses.....         6,960,000           7,125,000         20,506,000          23,305,000
Depreciation and amortization....................           643,000             992,000          2,026,000           2,854,000
SeraNova receivable impairment and other
  charges........................................                --                  --          8,362,000                  --
Proxy contest charges............................           412,000                  --            876,000                  --
                                                      -------------      --------------     --------------      --------------
     Total operating expenses....................         8,015,000           8,117,000         31,770,000          26,159,000
                                                      -------------      --------------     --------------      --------------
     Operating income (loss).....................           340,000             524,000         (7,729,000)          1,034,000
Interest income..................................             6,000              60,000             26,000             536,000
Interest expense.................................           (97,000)           (151,000)          (297,000)           (581,000)
Other (expense) income...........................           (76,000)             60,000            (36,000)              3,000
                                                      -------------      --------------     --------------      --------------
Income (loss) before provision for income taxes..           173,000             493,000         (8,036,000)            992,000
Provision for income taxes.......................           160,000             347,000            501,000             480,000
                                                      -------------      --------------     --------------      --------------
Net income (loss)................................     $      13,000      $      146,000     $   (8,537,000)     $      512,000
                                                      =============      ==============     ==============      ==============

Earnings per share:
     Basic earnings per share:
       Net income (loss) per share...............     $        0.00      $        0.01      $       (0.51)      $        0.03
                                                      =============      =============      =============       =============
       Weighted average number of
       common shares - Basic.....................        16,630,000          16,630,000         16,630,000          16,630,000
                                                      =============      ==============     ==============      ==============

     Diluted earnings per share:
       Net income (loss) per share...............     $        0.00      $        0.01      $       (0.51)      $        0.03
                                                      =============      =============      =============       =============
       Weighted average number of
       common shares - Diluted...................        16,633,000          16,630,000         16,630,000          16,631,000
                                                      =============      ==============     ==============      ==============

Comprehensive Income (Loss)
---------------------------
Net income (loss)................................     $      13,000      $      146,000     $   (8,537,000)     $      512,000
Other comprehensive income (loss) -
       Currency translation adjustments..........            80,000              73,000             67,000            (848,000)
                                                      -------------      --------------     --------------      --------------
Comprehensive income (loss)......................     $      93,000      $      219,000     $   (8,470,000)     $     (336,000)
                                                      =============      ==============     ==============      ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2002               2001
                                                                             -------------        ------------
Cash flows from operating activities:
   Net (loss) income....................................................     $  (8,537,000)       $    512,000
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization....................................         2,664,000           3,480,000
       Provision for doubtful accounts..................................           342,000           1,423,000
       SeraNova receivable impairment and other charges.................         8,362,000                  --
       Deferred income taxes............................................             3,000             147,000
   Changes in operating assets and liabilities:
     Accounts receivable................................................        (2,910,000)          3,996,000
     Unbilled services..................................................          (456,000)             77,000
     Other current assets...............................................           145,000            (657,000)
     Other assets.......................................................          (105,000)            376,000
     Accounts payable...................................................           665,000          (2,455,000)
     Accrued payroll and related taxes..................................         1,398,000            (898,000)
     Accrued expenses and other liabilities.............................          (688,000)           (794,000)
     Accrued restructuring charges......................................          (529,000)           (277,000)
     Deferred revenue...................................................            17,000            (257,000)
     Income taxes payable...............................................            61,000               8,000
                                                                             -------------        ------------
   Net cash provided by operating activities............................           432,000           4,681,000
                                                                             -------------        ------------

Cash flows from investing activities:
     Purchase of equipment .............................................        (1,184,000)         (2,996,000)
     Purchase of software licenses......................................                --          (2,678,000)
                                                                             -------------        ------------
   Net cash used in investing activities................................        (1,184,000)         (5,674,000)
                                                                             -------------        ------------

Cash flows from financing activities:
   Principal payments under capital leases..............................          (509,000)           (434,000)
   Other borrowings (repayments)........................................             3,000             (90,000)
   Net change in line of credit borrowings..............................         1,033,000             892,000
   Repayment of note receivable-SeraNova subsequent to spin-off date....                --           2,060,000
                                                                             -------------        ------------
     Net cash provided by financing activities..........................           527,000           2,428,000
                                                                             -------------        ------------
     Effect of foreign currency exchange rate changes on cash...........            67,000            (848,000)
                                                                             -------------        ------------
Net (decrease) increase in cash and cash equivalents ...................          (158,000)            587,000
Cash and cash equivalents at beginning of period........................         2,138,000           1,327,000
                                                                             -------------        ------------
Cash and cash equivalents at end of period..............................     $   1,980,000        $  1,914,000
                                                                             =============        ============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes...........................................     $     864,000        $  1,081,000
                                                                             =============        ============
   Cash paid for interest...............................................     $     297,000        $    581,000
                                                                             =============        ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's most recent annual financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $696,000 and $426,000 for the three months ended September 30, 2002 and 2001, respectively, and $1,735,000 and $1,885,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

     The  results  of  operations  for  interim   periods  are  not  necessarily
indicative of those that may be achieved for a full fiscal year.

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

     A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                            Three Months Ended              Nine Months Ended
                                            ------------------              -----------------
                                               September 30,                  September 30,
                                               -------------                  -------------
                                           2002            2001            2002           2001
                                           ----            ----            ----           ----
Weighted average number of
common shares........................   16,630,000      16,630,000      16,630,000     16,630,000

Common share equivalents of
outstanding stock options............        3,000              --              --          1,000
                                        ----------      ----------      ----------     ----------

Weighted average number of common
shares assuming dilution.............   16,633,000      16,630,000      16,630,000     16,631,000
                                        ==========      ==========      ==========     ==========

     Stock options, which would be antidilutive (2,419,000 and 3,062,000 as of September 30, 2002 and 2001, respectively), have been excluded from the calculations of diluted shares outstanding and diluted earnings per share.

NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of September 30, 2002, the Company had outstanding borrowings under the credit facility of $5,099,000. The Company estimates undrawn availability under the credit facility to be $7,611,000 as of September 30, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4,066,000.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10,833,000 of the note due from SeraNova, and
(4) a new financial covenant requiring that the Company generate EBITDA of at least 90% of the prior year's EBITDA.

     During each of the quarters ended June 30, 2002 and September 30, 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. The Company is currently negotiating with the Bank and expects to receive a waiver of the covenant defaults existing as of June 30, 2002 and September 30, 2002. There can be no assurance, however, that the Company will be able to obtain a waiver and appropriate amendment to the agreement on terms acceptable to the Company.

     Interest expense on debt and obligations under capital leases approximated $297,000 and $581,000 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 4 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova, Inc. ("SeraNova") and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company had recorded total accrued interest of $940,000 as of December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. A payment of $3,000,000 was made on September 29, 2000 with the balance being due on July 31, 2001.

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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. SeraNova then filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and a trial is scheduled for December 16, 2002. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     In addition, during late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. Accordingly, the Company filed a second demand for $300,000 in damages for rents and other fees due and owing for the months of June through September 2002. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. A trial was held over several days in September 2002. On October 3, 2002, the Court confirmed the $624,000 award, jointly and severally as to all the defendants, and issued a writ of execution against the defendant's assets. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company is continuing to pursue its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations. At the same time, the Company has also been actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts as of June 30, 2002. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during the quarter ended June 30, 2002:

                                         WRITE-DOWN       WRITE-OFF       ASSUMPTION
                                           OF NOTE         OF OTHER       OF  CERTAIN
                                         RECEIVABLE     RECEIVABLES -       LEASE           OTHER
                                         - SERANOVA        SERANOVA       OBLIGATIONS       CHARGES         TOTAL
                                        ----------------------------------------------------------------------------

Charges to operations during 2002...    $  5,140,000    $  1,257,000     $  1,501,000    $   464,000    $  8,362,000
Costs paid during 2002..............              --              --         (205,000)      (202,000)       (407,000)
Non-cash items......................      (5,140,000)     (1,257,000)              --             --      (6,397,000)
                                        ------------    ------------     ------------    -----------    ------------
Accrued costs as of September 30,
2002................................    $         --    $         --     $  1,296,000    $   262,000    $  1,558,000
                                        ============    ============     ============    ===========    ============

     At June 30, 2002, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. The Company also recorded a $1,257,000 charge to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company had recorded a liability of $1,501,000 for certain lease exit costs as of June 30, 2002. Such liability represents primarily obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of September 30, 2002, $1,296,000 of the liability remains outstanding, of which $1,029,000 is included in other long-term liabilities.

     At September 30, 2002, the Company re-evaluated the realizability of the carrying value of the Note, as well as any required change to the obligations associated with the office space costs. Based upon the current status of the negotiations with the SeraNova Group, the Company determined that no change to the carrying value of the Note or the recorded liability was appropriate as of September 30, 2002. However, if the Company were to collect less than $4,000,000 on the Note recorded as of September 30, 2002, or incur additional obligations or costs, the SeraNova receivable write-down and/or charges would be increased in future periods.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                                Severance and          Asset
                                                Related Costs       Impairments        Exit Costs          Total
                                               ---------------------------------------------------------------------
Charges to operations during 1999.........      $   5,027,000      $         --      $      601,000     $  5,628,000
Costs paid during 1999....................         (4,162,000)               --            (517,000)      (4,679,000)
                                                -------------      ------------      --------------     ------------
Accrued costs as of December 31, 1999.....            865,000                --              84,000          949,000

Costs paid during 2000....................           (608,000)               --                  --         (608,000)
                                                -------------      ------------      --------------     ------------
Accrued costs as of December 31, 2000.....            257,000                --              84,000          341,000

Charges to operations during 2001.........            530,000        10,999,000           1,732,000       13,261,000
Costs paid during 2001....................           (402,000)               --            (172,000)        (574,000)
Non-cash utilization during 2001..........                 --       (10,999,000)         (1,177,000)     (12,176,000)
                                                -------------      ------------      --------------     ------------
Accrued costs as of December 31, 2001.....            385,000                --             467,000          852,000

Costs paid during 2002....................           (268,000)               --            (261,000)        (529,000)
                                                -------------      ------------      --------------     ------------
Accrued costs as of September 30, 2002....      $     117,000      $         --      $      206,000     $    323,000
                                                =============      ============      ==============     ============

     The Company expects to pay out the remaining costs above within the next 9 months.

NOTE 6 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology solutions and services. The Company has four reportable operating segments, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States, Puerto Rico, South America and
          Canada. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o Asia-Pacific ("APAC") - includes the operations of the Company in Australia, Hong Kong, Indonesia, Japan, New Zealand and Singapore. The APAC headquarters are located in Wellington, New Zealand;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India.

     Each of the operating segments has a Managing Director, or equivalent position, which reports directly to the Chief Executive Officer (CEO). Currently, the CEO and President is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker
(CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

     Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the three months and nine months ended September 30, 2002 and 2001.

                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA              TOTAL
                                    -------------    ------------        ------            -----              -----
Three Months Ended
------------------
September 30, 2002
------------------
Revenue.......................      $ 21,121,000     $  2,470,000     $  1,419,000      $ 3,348,000       $ 28,358,000
Depreciation & amortization...           434,000           43,000           48,000          118,000            643,000  (1)
Operating income (loss).......           771,000         (423,000)        (389,000)         381,000            340,000  (2)
Total assets..................        29,150,000        4,052,000        1,817,000        6,997,000         42,016,000

Three Months Ended
------------------
September 30, 2001
------------------
Revenue.......................      $ 17,516,000     $  3,117,000     $  2,076,000       $2,829,000       $ 25,538,000
Depreciation & amortization...           556,000           67,000          199,000          170,000            992,000  (3)
Operating income (loss).......           796,000          237,000         (972,000)         463,000            524,000
Total assets..................        43,783,000        5,943,000        7,307,000        5,841,000         62,874,000

Nine Months Ended
-----------------
September 30, 2002
------------------
Revenue.......................      $ 57,859,000     $  7,191,000     $  4,448,000       $9,945,000       $ 79,443,000
Depreciation & amortization...         1,359,000          126,000          163,000          378,000          2,026,000  (1)
Operating income (loss).......        (7,263,000)      (1,262,000)        (930,000)       1,726,000         (7,729,000) (4)

Nine Months Ended
-----------------
September 30, 2001
------------------
Revenue.......................      $ 56,493,000     $ 10,226,000     $  8,708,000       $9,634,000       $ 85,061,000
Depreciation & amortization...         1,630,000          236,000          564,000          424,000          2,854,000  (3)
Operating income (loss).......           815,000          343,000       (2,878,000)       2,754,000          1,034,000

-------------

     (1) Excludes $195,000 and $638,000 of depreciation and amortization included in cost of sales for the three months and nine months ended September 30, 2002, respectively.
     (2) Includes $412,000 of proxy contest charges for the three months ended September 30, 2002.
     (3) Excludes $217,000 and $626,000 of depreciation and amortization included in cost of sales for the three months and nine months ended September 30, 2001, respectively.
     (4) Includes $8,362,000 of SeraNova receivable impairment and other charges and $876,000 of proxy contest charges for the nine months ended September 30, 2002.

     Included above are application management and support revenues of $7,424,000 and $6,568,000 for the three months ended September 30, 2002 and 2001, respectively. The application management and support revenues for the nine months ended September 30, 2002 and 2001 are $20,370,000 and $17,779,000,
respectively. Other information related to the application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 7 - CONTINGENCIES

Tax-Free Spin-off of SeraNova

     On July 5, 2000, the Company distributed SeraNova common stock to shareholders in a transaction that was intended to be a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code ("Section 355"). If the distribution qualifies as a tax-free spin-off, neither the Company nor the
Company's shareholders recognize any gain or income in connection with the transaction. However, Section 355 provides that the Company may be required to recognize a gain on the transaction if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 ("Tax Sharing Agreement"), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event.

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

Tax Contingency in India

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 25 million rupees, or approximately $520,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $520,000 would be recorded and reflected in the Company's consolidated statement of operations.

Legal

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. The court heard argument on the motion for partial summary judgment on July 30, 2002. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     The Company is engaged in other legal and administrative proceedings. Except for the litigation related to the SeraNova Note (See Note 4), management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

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

     During the second half of 2000, finding that the market for ASP services had not developed and grown as projected by market analysts, the Company significantly reduced its investment in the ASP business model. Expenditures for marketing and direct selling initiatives were significantly decreased, as were the infrastructure and personnel that supported the Company's ASP services. The Company renewed its focus and efforts on pursuing shorter-term success opportunities of implementing and enhancing application solutions based on SAP, Oracle and PeopleSoft products (referred to as professional consulting services or "PCS"). At the same time, the Company redirected some of its ASP infrastructure and personnel towards Application Management Services ("AMS").

     A key to the renewed focus around PCS and AMS is the Company's two offshore development facilities located in Hyderabad, India. The Company's offshore Advanced Development Center ("ADC") allows the Company to provide cost-effective, timely and high-quality PCS services to customers throughout the world. The ADC delivers rapid, 24 by 7 development services, by utilizing functional and technical consultants, in conjunction with on-site consultants at customer locations, to provide customers with savings in development and implementation costs and faster time to project completion.

     The Company's offshore Global Support Center ("GSC") helps to provide responsive global AMS support to customers through delivery teams that work around-the-clock. The GSC keeps customers' critical applications, systems and infrastructure stable, current and optimized through efficient and cost-effective user, technical and operations support.

     In late 2000, the Company introduced Power Up Services. The Company's Power Up Services include the proprietary Uptimizer(SM) and HotPac Analyzer(SM) services. These services assist the Company's SAP customers in cost-effectively sizing and analyzing upgrade projects, and efficiently evaluating and testing Support Packages.

     In 2001, the Company developed Pharma Express and Contractor Express. Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express assists engineering and construction companies in improving operational efficiency and controlling project schedules and costs.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2001, revenues derived from projects under fixed price contracts represented approximately 17% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 23% of the Company's total revenue during the nine months ended September 30, 2002. No single fixed price project was in excess of 10% of revenue during 2001 or during the nine months ended September 30, 2002. The Company believes that, as it pursues its strategy of providing Application Management Services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company's ten largest customers accounted for, in the aggregate, approximately 38% and 33% of revenue, respectively. For the nine months ended September 30, 2002, one customer accounted for approximately 10% of revenue. For the year ended December 31, 2001, no single customer accounted for more than 10% of revenue. For the nine months ended September 30, 2002 and the year ended December 31, 2001, 36% and 42%, respectively, of the Company's revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the nine months ended September 30, 2002 and the year ended December 31, 2001, approximately 61% and 69%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For the nine months ended September 30, 2002 and the year ended December 31, 2001, approximately 23% and 17%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For each of the nine months ended September 30, 2002 and the year ended December 31, 2001, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits, payroll-related expenses, immigration costs and consultant travel and entertainment expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently maintains its headquarters in Edison (New Jersey), and a branch office in Atlanta (Georgia). The Company also maintains offices in Europe (Denmark, Sweden and the United Kingdom), and Asia-Pacific (Australia, India, Japan, New Zealand, and Singapore). The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                        PERCENTAGE OF REVENUE
                                                    ---------------------------------------------------------------
                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    -------------------------             -------------------------
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                    -------------------------             -------------------------
                                                     2002               2001               2002               2001
                                                     ----               ----               ----               ----

Revenue....................................          100.0%             100.0%             100.0%             100.0%
Cost of sales..............................           70.5               66.2               69.7               68.0
                                                    ------             ------             ------             ------
     Gross profit..........................           29.5               33.8               30.3               32.0
Selling, general and administrative
   expenses................................           24.5               27.9               25.8               27.4
Depreciation and amortization expenses.....            2.3                3.9                2.6                3.4
SeraNova settlement and related charges....             --                 --               10.5                 --
Proxy contest charges......................            1.5                 --                1.1                 --
                                                    ------             ------             ------             ------
     Total operating expenses..............           28.3               31.8               40.0               30.8
                                                    ------             ------             ------             ------
     Operating income (loss)...............            1.2                2.0               (9.7)               1.2
Other expense, net.........................           (0.6)              (0.1)              (0.4)               0.0
                                                    ------             ------             ------             ------
Income (loss) before provision for income
    taxes..................................            0.6                1.9              (10.1)               1.2
Provision for income taxes.................            0.6                1.3                0.6                0.6
                                                    ------             ------             ------             ------
Net income (loss)..........................            0.0%               0.6%             (10.7)%              0.6%
                                                    ======             ======             ======             ======

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     The following discussion compares the consolidated results for the three months ended September 30, 2002 and the three months ended September 30, 2001.

     Revenue. Total revenue increased by 11.0%, or $2.9 million, from $25.5 million for the three months ended September 30, 2001, to $28.4 million for the three months ended September 30, 2002. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $3.6 million) and India (an increase of $519,000), offset by a decline in revenue generated in Europe and Asia-Pacific (decreases of $657,000 and $647,000, respectively). The revenue growth in the United States and India results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services. The majority of the revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominately with the United States. The decline in Europe and Asia-Pacific reflects the continuing uncertain and weakened local economic climate, as customers delayed, decreased or canceled IT projects.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $696,000 and $426,000 for the three months ended September 30, 2002 and 2001, respectively.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 18.4%, or $3.1 million, from $16.9 million for the three months ended September 30, 2001, to $20.0 million for the three months ended September 30, 2002. The Company's gross profit decreased by 3.3%, or $286,000, from $8.6 million for the three months ended September 30, 2001, to $8.4 million for the three months ended September 30, 2002. Gross margin decreased to 29.5% for the three months ended September 30, 2002, from 33.8% for the three months ended September 30, 2001. The decrease in gross margin results from competitive pricing pressures experienced throughout the Company's global operations as well as an increase in non-billable consultant time and other related costs, primarily in Europe and Asia Pacific.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 2.3% or $165,000, to $7.0 million for the three months ended September 30, 2002, from $7.1 million for the three months ended September 30, 2001, and decreased as a percentage of revenue to 24.5% from 27.9%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the further containment of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

     Depreciation and amortization. Depreciation and amortization expenses decreased 35.2% to $643,000 for the three months ended September 30, 2002, compared to $992,000 for the three months ended September 30, 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     Proxy contest charges. During the three months ended September 30, 2002, the Company incurred $412,000 in charges associated with the proxy contest. The charges resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The charges included legal fees of $360,000, proxy solicitation services of $17,000, and printing, mailing and other costs of $35,000.

     Interest income. The Company earned $6,000 in interest income during the three months ended September 30, 2002, compared with $60,000 during the three months ended September 30, 2001. The Company discontinued accruing interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part II, Item 1, Legal Proceedings).

     Interest expense. The Company incurred $97,000 and $151,000 in interest expense during the three months ended September 30, 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The decrease in interest expense results from a combination of lower average outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings during the three months ended September 30, 2002.

     Other (expense) income. Other (expense) income results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $76,000 during the three months ended September 30, 2002, compared with other income of $60,000 during the three months ended September 30, 2001. The change results from foreign currency fluctuations.

     Provision for income taxes. The Company's effective rate was 92.5% and 70.4% for the three months ended September 30, 2002 and 2001, respectively. The tax rate for the three months ended September 30, 2002 and 2001, results from taxable income in certain countries and valuation allowances provided for the current year losses generated in Europe and Asia-Pacific. The Company's net deferred tax asset as of September 30, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.7 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. For the three months ended September 30, 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 25 million rupees, or approximately $520,000. Management, after consultation with its tax advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $520,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     The following discussion compares the consolidated results for the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

     Revenue. Total revenue decreased by 6.6%, or $5.7 million, from $85.1 million for the nine months ended September 30, 2001, to $79.4 million for the nine months ended September 30, 2002. This decrease was attributable primarily to the weakness in the global economy and the resulting impact on the IT services market. The effects of the uncertain and weakened economic climate impacted the Company, as customers delayed, decreased or canceled IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Most service companies, whose employees incur incidental expenses such as airfare, mileage, hotel and out-of-town meals while working on behalf of customers, previously reported reimbursable "out-of-pocket" expenses on a "net" basis in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF accounting guidance. The impact of this reclassification was an increase to both revenue and cost of sales of $1.7 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively.

     Gross profit. The Company's cost of sales decreased by 4.3%, or $2.5 million, from $57.9 million for the nine months ended September 30, 2001, to $55.4 million for the nine months ended September 30, 2002. The Company's gross profit decreased by 11.6%, or $3.2 million, from $27.2 million for the nine months ended September 30, 2001, to $24.0 million for the nine months ended September 30, 2002. This decrease was attributable primarily to lower revenues. Gross margin decreased to 30.3% for the nine months ended September 30, 2002, from 32.0% for the nine months ended September 30, 2001. The decrease in gross margin results from competitive pricing pressures experienced throughout the Company's global operations as well as an increase in non-billable consultant time and other related costs, primarily in Europe and Asia Pacific.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 12.0%, or $2.8 million, to $20.5 million for the nine months ended September 30, 2002, from $23.3 million for the nine months ended September 30, 2001, and decreased as a percentage of revenue to 25.8% from 27.4%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the Company's efforts to contain discretionary spending throughout the Company's operations, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

     SeraNova receivable impairment and other charges. During the nine months ended September 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova, and certain other related issues. The Company is continuing to pursue its various legal options to obtain payment from SeraNova, Silverline Technologies Limited and Silverline Technologies, Inc. (collectively, the "SeraNova Group") on the Note and outstanding lease obligations. At the same time, the Company has also been actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the note. In addition, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. The Company also recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     Proxy contest charges. During the nine months ended September 30, 2002, the Company incurred $876,000 in charges associated with the proxy contest. The charges resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The charges included legal fees of $684,000, proxy solicitation services of $117,000, and printing, mailing and other costs of $75,000.

     Depreciation and amortization. Depreciation and amortization expenses decreased 29.0% to $2.0 million for the nine months ended September 30, 2002, compared to $2.9 million for the nine months ended September 30, 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     Interest income. The Company earned $26,000 in interest income during the nine months ended September 30, 2002, compared with $536,000 during the nine months ended September 30, 2001. The Company discontinued accruing interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part II, Item 1, Legal Proceedings).

     Interest expense. The Company incurred $297,000 and $581,000 in interest expense during the nine months ended September 30, 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The decrease in interest expense results from a combination of lower outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings during the nine months ended September 30, 2002.

     Other (expense) income. Other (expense) income results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $36,000 during the nine months ended September 30, 2002, compared with other income of $3,000 during the nine months ended September 30, 2001. The change results from foreign currency fluctuations.

     Provision for income taxes. For the nine months ended September 30, 2002 despite a loss, a provision for income taxes of $501,000 was required due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's effective tax rate was 48.4% for the nine months ended September 30, 2001 and results from taxable income in certain countries and valuation allowances provided for the losses generated in the United States, Europe and Asia-Pacific. The Company's net deferred tax asset as of September 30, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.7 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax deduction incentive was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. For the nine months ended September 30, 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during the fiscal years ended March 31, 1998 and March 31, 1999. The assessment is for 25 million rupees, or approximately $520,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $520,000 would be recorded and reflected in the Company's consolidated statement of operations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The Company has four reportable operating segments, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States, Puerto Rico, South America and
          Canada. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o Asia-Pacific ("APAC") - includes the operations of the Company in Australia, Hong Kong, Indonesia, Japan, New Zealand and Singapore. The APAC headquarters are located in Wellington, New Zealand;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Norfolk, United Kingdom; and

     o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India.

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

     Three months Ended September 30, 2002 Compared to Three months Ended September 30, 2001

     The following discussion compares the segment results for the three months ended September 30, 2002 and the three months ended September 30, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                 2002                           2001
                                       -------------------------       -------------------------
                                                   PERCENTAGE OF                   PERCENTAGE OF
                                       DOLLARS         TOTAL           DOLLARS         TOTAL
                                       -------     -------------       -------     -------------
United States...................       $21,121          74.5%          $17,516          68.6%
Asia-Pacific....................         2,470           8.7             3,117          12.2
Europe..........................         1,419           5.0             2,076           8.1
India...........................         3,348          11.8             2,829          11.1
                                       -------         ------          -------         ------
Total...........................       $28,358         100.0%          $25,538         100.0%
                                       =======         ======          =======         ======

     US revenue increased by 20.6%, or $3.6 million, from $17.5 million for the three months ended September 30, 2001, to $21.1 million for the three months ended September 30, 2002. The increase was attributable primarily to increased demand for the majority of the Company's service offerings, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services.

     APAC revenue decreased by 20.8% or $647,000, from $3.1 million for the three months ended September 30, 2001, to $2.5 million for the three months ended September 30, 2002. The decrease was due primarily to challenging economic conditions in Japan (a decrease of $395,000) and Australia (a decrease of $268,000), while the rest of the Asia-Pacific region increased slightly (an increase of $16,000).

     Europe revenue decreased by 31.6%, or $657,000, from $2.1 million for the three months ended September 30, 2001, to $1.4 million for the three months ended September 30, 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $512,000), while the consolidated Nordic operations (Denmark and Sweden) decreased slightly (a decrease of $145,000). As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decrease in Nordic operations resulted primarily from challenging economic conditions in Sweden.

     India revenue increased by 18.3%, or $519,000, from $2.8 million for the three months ended September 30, 2001, to $3.3 million for the three months ended September 30, 2002. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                2002                  2001
                                             ----------            ----------

United States.......................          $   771               $   796
Asia-Pacific........................             (423)                  237
Europe..............................             (389)                 (972)
India...............................              381                   463
                                              -------               -------
Total...............................          $   340               $   524
                                              =======               =======

     US operating income decreased by $25,000, from $796,000 for the three months ended September 30, 2001, to $771,000 for the three months ended September 30, 2002. The decrease in operating income was attributable primarily to the $412,000 of charges associated with the proxy contest during the three months ended September 30, 2002. Excluding these proxy charges, the US operating income for the three months ended September 30, 2002 was $1.2 million, or an increase of $387,000, compared to the same period of 2001. The increase in operating income was attributable primarily to further containment of discretionary selling, general and administrative expenditures, such as employee bonuses and travel and entertainment expenses.

     APAC operating performance decreased by $660,000, from operating income of $237,000 for the three months ended September 30, 2001, to an operating loss of $423,000 for the three months ended September 30, 2002. The decrease was attributable primarily to the operating performance in Australia (a decrease of $190,000), Indonesia (a decrease of $173,000), Singapore (a decrease of $158,000), Japan (a decrease of $117,000), and New Zealand (a decrease of $22,000), as a result of local market conditions.

     Europe operating performance improved by $583,000, from an operating loss of $972,000 for the three months ended September 30, 2001, to an operating loss of $389,000 for the three months ended September 30, 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $745,000, while the Nordic operations declined by $162,000. The improvement in the UK operating performance resulted primarily from the restructuring program initiated in the UK during late 2001. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by $82,000, from $463,000 for the three months ended September 30, 2001, to $381,000 for the three months ended September 30, 2002. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

     Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

     The following discussion compares the segment results for the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                 2002                           2001
                                       -------------------------       -------------------------
                                                   PERCENTAGE OF                   PERCENTAGE OF
                                       DOLLARS         TOTAL           DOLLARS         TOTAL
                                       -------     -------------       -------     -------------
United States....................      $57,859          72.8%          $56,493          66.4%
Asia-Pacific.....................        7,191           9.1            10,226          12.0
Europe...........................        4,448           5.6             8,708          10.3
India............................        9,945          12.5             9,634          11.3
                                       -------         ------          -------         ------
Total............................      $79,443         100.0%          $85,061         100.0%
                                       =======         ======          =======         ======

     US revenue increased by 2.4%, or $1.4 million, from $56.5 million for the nine months ended September 30, 2001, to $57.9 million for the nine months ended September 30, 2002. Since the latter half of 2001, the Company had experienced challenging economic conditions that precluded many companies from spending resources on IT projects, which had adversely impacted the demand for the Company's services. Since mid-2002, the US has begun to experience an increase in demand for services, including its professional consulting and application management services.

     APAC revenue decreased by 29.7%, or $3.0 million, from $10.2 million for the nine months ended September 30, 2001, to $7.2 million for the nine months ended September 30, 2002. The decrease was due primarily to challenging economic conditions throughout the Asia-Pacific region, including Japan (a decrease of $1.5 million), Australia (a decrease of $578,000), New Zealand (a decrease of $488,000), Indonesia (a decrease of $307,000) and Singapore (a decrease of $133,000).

     Europe revenue decreased by 48.9% or $4.3 million, from $8.7 million for the nine months ended September 30, 2001, to $4.4 million for the nine months ended September 30, 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $3.9 million), while the consolidated Nordic operations (Denmark and Sweden) decreased slightly (a decrease of $384,000). As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decrease in Nordic operations resulted primarily from challenging economic conditions in Sweden.

     India revenue increased by 3.2%, or $311,000, from $9.6 million for the nine months ended September 30, 2001, to $9.9 million for the nine months ended September 30, 2002. The increase was attributable primarily to increased demand for services in the US over the past couple of quarters, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                2002                  2001
                                             ----------            ----------

United States.......................          $(7,263)              $   815
Asia-Pacific........................           (1,262)                  343
Europe..............................             (930)               (2,878)
India...............................            1,726                 2,754
                                              -------               -------
Total...............................          $(7,729)              $ 1,034
                                              =======               =======

     US operating performance decreased by $8.1 million, from operating income of $815,000 for the nine months ended September 30, 2001, to an operating loss of $7.3 million for the nine months ended September 30, 2002. The significant decline in operating performance was a result of the charges associated with the SeraNova receivable impairment and other charges and the proxy contest ("Special Charges"). Excluding these Special Charges, the US operating income for the nine months ended September 30, 2002 was $2.0 million, or an increase of $1.2 million, compared to the same period of the prior year. The increase in operating income resulted primarily from the containment of discretionary expenditures, such as employee bonuses, marketing and travel and entertainment expenses.

     APAC operating performance declined by $1.6 million, from operating income of $343,000 for the nine months ended September 30, 2001, to an operating loss of $1.3 million for the nine months ended September 30, 2002. The decrease was attributable primarily to the operating performance in Japan (a decrease of $585,000), Singapore (a decrease of $402,000) Australia (a decrease of $390,000), Indonesia (a decrease of $129,000) and New Zealand (a decrease of $99,000), as gross margins declined as a result of local market conditions.

     Europe operating performance improved by $1.9 million, from an operating loss of $2.9 million for the nine months ended September 30, 2001, to an operating loss of $930,000 for the nine months ended September 30, 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $2.4 million, while the Nordic operations declined by $466,000. The improvement in the UK operating performance resulted primarily from the restructuring program initiated in the UK during late 2001. As noted above, the UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by $1.1 million, from $2.8 million for the nine months ended September 30, 2001, to $1.7 million for the nine months ended September 30, 2002. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.0 million at September 30, 2002 and $2.1 million at December 31, 2001. The Company had working capital of $11.8 million at September 30, 2002 and $18.2 million at December 31, 2001.

     Cash provided by operating activities was $432,000 for the nine months ended September 30, 2002, resulting primarily from depreciation and amortization of $2.7 million, the provision for doubtful accounts of $342,000, the SeraNova receivable impairment and other charges of $8.4 million, a decrease in other current assets of $145,000 and increases in accounts payable of $665,000 and accrued payroll and related taxes of $1.4 million. These amounts were partially offset by the net loss, increases in accounts receivable of $2.9 million, unbilled services of $456,000 and other assets of $105,000 and decreases in accrued expenses and other liabilities of $688,000 and accrued restructuring charges of $529,000. The increases in accounts receivable and unbilled services result primarily from the growth in revenue during the three months ended September 30, 2002. The changes in other current assets, other assets, accounts payable, accrued payroll and related taxes and accrued expenses and other liabilities result primarily from timing differences. The decrease in accrued restructuring charges results from the payment of severance and related costs and exit costs. Cash provided by operating activities during the nine months ended September 30, 2001 was $4.7 million.

     The Company invested $1.2 million and $3.0 million in computer equipment, internal-use computer software and office furniture and fixtures during the nine months ended September 30, 2002 and 2001, respectively. The decrease results from concerted efforts by management to closely monitor and curtail capital expenditures.

     In conjunction with the strategic decision to focus on the emerging ASP market, the Company invested $2.7 million in purchased computer software licenses during the nine months ended September 30, 2001. The computer software was to be re-sold to customers as part of the Company's ASPPlus solutions and services. However, during the three months ended December 31, 2001, the Company recorded a write-down of the purchased computer software, as management believed the recoverability of the value of the assets acquired for use in the ASP service offering was unlikely given current and future expected market conditions.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of September 30, 2002, the Company had outstanding borrowings under the credit facility of $5.1 million. The Company estimates undrawn availability under the credit facility to be $7.6 million as of September 30, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4.1 million.

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

     As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10.8 million of the note due from SeraNova, and (4) a new financial covenant requiring that the Company EBITDA of at least 90% of the prior year's EBITDA.

     During each of the quarters ended June 30, 2002 and September 30, 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. The Company is currently negotiating with the Bank and expects to receive a waiver of the covenant defaults existing as of June 30, 2002 and September 30, 2002. There can be no assurance, however, that the Company will be able to obtain a waiver and appropriate amendment to the agreement on terms acceptable to the Company.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%. The Company had recorded total accrued interest of $1.0 million as of December 31, 2001. The Company has not recorded any accrued interest on the balance of the Note subsequent to the maturity date of July 31, 2001. On September 29, 2000, the Company received a $3.0 million payment from SeraNova.

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

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. SeraNova then filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. The parties have completed the discovery process and a trial is scheduled for December 16, 2002. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     In addition, during late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group (see Part II, Item 1, Legal Proceedings). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. Accordingly, the Company filed a second demand for $300,000 in damages for rents and other fees due and owing for the months of June through September 2002. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. A trial was held over several days in September 2002. On October 3, 2002, the Court confirmed the $624,000 award, jointly and severally as to all the defendants, and issued a writ of execution against the defendant's assets. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company is continuing to pursue its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations. At the same time, the Company has also been actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts as of June 30, 2002. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during the quarter ended June 30, 2002:

                                         WRITE-DOWN       WRITE-OFF       ASSUMPTION
                                           OF NOTE         OF OTHER       OF  CERTAIN
                                         RECEIVABLE     RECEIVABLES -       LEASE           OTHER
                                         - SERANOVA        SERANOVA       OBLIGATIONS       CHARGES         TOTAL
                                        ----------------------------------------------------------------------------

Charges to operations during 2002...    $  5,140,000    $  1,257,000     $  1,501,000    $   464,000    $  8,362,000
Costs paid during 2002..............              --              --         (205,000)      (202,000)       (407,000)
Non-cash items......................      (5,140,000)     (1,257,000)              --             --      (6,397,000)
                                        ------------    ------------     ------------    -----------    ------------
Accrued costs as of September 30,
2002................................    $         --    $         --     $  1,296,000    $   262,000    $  1,558,000
                                        ============    ============     ============    ===========    ============

     At June 30, 2002, the Company recorded a $5.1 million charge to write-down the carrying value of the Note to $4.0 million. The Company also recorded a $1.3 million to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company had recorded a liability of $1.5 million for certain lease exit costs as of June 30, 2002. Such liability represents primarily obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of September 30, 2002, $1.3 million of the liability remains outstanding, of which $1.0 million is included in other long-term liabilities.

     At September 30, 2002, the Company re-evaluated the realizability of the carrying value of the Note, as well as any required change to the obligations associated with the office space costs. Based upon the current status of the negotiations with the SeraNova Group, the Company determined that no change to the carrying value of the Note or the recorded liability was appropriate as of September 30, 2002. However, if the Company were to collect less than $4.0 million on the Note recorded as of September 30, 2002, or incur additional obligations or costs, the SeraNova receivable impairment and/or charges would be increased in future periods.

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

     On November 7, 2002, the Company received a letter from Nasdaq advising the Company that it has again failed to meet Nasdaq requirements for continued listing as the closing "bid" price of the Company's common stock was less than $1.00 for 30 trading days. The Company now has 90 days from the notice date (or until February 5, 2003) to regain compliance by having the bid price of the Company's Common Stock close at $1.00 or greater for a minimum of 10 consecutive trading days during the 90-day compliance period. A delisting from the Nasdaq National Market could severely and adversely affect the market liquidity of the Company's Common Stock.

COMMITMENTS

     During late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group (see Part II, Item 1, Legal Proceedings). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. Accordingly, the Company filed a second demand for $300,000 in damages for rents and other fees due and owing for the months of June through September 2002. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905 plus $7,100 in administrative fees,
(ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. A trial was held over several days in September 2002. On October 3, 2002, the Court confirmed the $624,000 award, jointly and severally as to all the defendants, and issued a writ of execution against the defendant's assets. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

EUROPEAN MONETARY UNION (EMU)

     The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company's European sales and operations offices have already addressed the systems issues raised by the euro currency conversion and are cognizant of the business implications of converting to a common currency. Since the Company currently only operates in certain European countries that do not participate in the EMU, the Company believes the conversion to the euro did not have a material financial impact on its operations in Europe. Should those countries in which the Company operates decide to join the EMU, the Company plans to re-evaluate the financial impact of the conversion to the euro on its operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.     CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the extent as SeraNova for false and misleading statements constituting securities laws violations. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. SeraNova filed its opposition to plaintiff's motion for partial summary judgment in February 2002. The court heard argument on the motion for partial summary judgment on July 30, 2002. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The Company denies the allegations made and intends to defend vigorously the claims made by the plaintiff. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon the Company's business, financial condition or results of operations.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and a trial is scheduled for December 16, 2002. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     On March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of Intelligroup and against the SeraNova Group jointly and severally. The award also includes a provision that jurisdiction is retained by the tribunal, and the Company may seek from the tribunal any additional rents and other fees due and owing on a quarterly basis. Accordingly, the Company filed a second demand for $300,000 in damages for rents and other fees due and owing for the months of June through September 2002. On August 12, 2002, an action was commenced in the Superior Court of New Jersey to confirm the award, seek a writ of execution against the SeraNova Group's assets, restrain the disposal of the SeraNova Group's assets, and enjoin the distribution of proceeds from any sale of the SeraNova Group's assets among other emergency relief. On August 13, 2002, the Court, among other things, (i) confirmed the award and entered judgment against SeraNova in the amount of $616,905 plus $7,100 in administrative fees, (ii) authorized the issuance of a writ of execution against SeraNova's bank accounts and other assets to satisfy the judgment, (iii) restrained the SeraNova Group from disposing of any assets, including funds in their bank accounts, (iv) authorized the attachment of all net proceeds from the sale of any assets of the SeraNova Group up to the amount of the arbitration award to be held in an interest bearing escrow account pending further court order and (v) scheduled a hearing for September 3, 2002 in order for the SeraNova Group to show cause why the relief granted by the Court to the Company against SeraNova should not be applied to the SeraNova Group jointly and severally. A trial was held over several days in September 2002. On October 3, 2002, the Court confirmed the $624,000 award, jointly and severally as to all the defendants, and issued a writ of execution against the defendant's assets. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, which seeks damages in excess of $400,000, alleges among other things that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company and that Mr. Pandey has been unjustly enriched in an amount of $350,000 from the Company. Mr. Pandey has filed an Answer to the Company's complaint denying the Company's claims. The parties are currently proceeding with the discovery process. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the Company's Annual Meeting of Shareholders (the "Annual Meeting"). On July 12, 2002, after reviewing actual evidence of record, and hearing argument from plaintiff's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27,

2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. On November 11, 2002, Pandey notified the Court of and served on the Company's counsel his cross motion seeking to file a second amended complaint seeking, among other things, a resolicitation of proxies to elect new directors to the Company's Board of Directors. The Company's motion and Pandey's cross motion are awaiting further briefing and a decision by the Court

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff indicated to the Court on August 16, 2002, that he would continue the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery has commenced.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have filed an Answer to the Company's complaint denying the Company's claims. A case management conference has been scheduled by the Court for November 18, 2002. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC Bank USA (`HSBC") seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. Defendants have been served, but have not yet answered the Complaint. The inability of the Company to collect the full amount due from SeraNova and/or Silverline could negatively affect the Company's business, financial condition or results of operation.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Employment   Agreement   between   the   Company   and   Nagarjun
               Valluripalli dated September 20, 2002.

          99.1 Certification pursuant to 18 U.S.C Section 1350.

     (b)  Reports on Form 8-K.

          On July 2, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's adjournment of its Annual Meeting from Tuesday, July 2, 2002 to Tuesday, July 16, 2002.

          On August 1, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's dismissal of Arthur Andersen LLP as the Company's auditor and its engagement of Deloitte & Touche LLP as the Company's new independent auditor.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Intelligroup, Inc.


DATE: November 14, 2002          By: /s/ Nagarjun Valluripalli
                                    --------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: November 14, 2002          By: /s/ Nicholas Visco
                                    --------------------------------------------
                                    Nicholas Visco,
                                    Senior Vice President-Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Nagarjun Valluripalli certify that:

     1.   I have reviewed this  Quarterly  Report on Form 10-Q of  Intelligroup,
          Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

               c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002                     By: /s/ Nagarjun Valluripalli
                                               ---------------------------------
                                            Nagarjun Valluripalli
                                            Chairman of the Board, President
                                            and Chief Executive Officer


I, Nicholas Visco certify that:

     1.   I have reviewed this  Quarterly  Report on Form 10-Q of  Intelligroup,
          Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

               c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: November 14, 2002               By: /s/ Nicholas Visco
                                         ---------------------------------------
                                      Nicholas Visco
                                      Senior Vice President-Finance and
                                      Administration and Chief Financial Officer