Form 10-K
period 2002-12-31
INTELLIGROUP INC
filed 2003-03-28
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


       -----------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission file number 0-20943

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                   Yes:                         No: X
                       ---                         ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 (the last business day of the most recent second quarter) was $17,622,325 (based on the closing price as quoted on the Nasdaq National Market on that date).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2003:

Class                                                          Number of Shares
-----                                                          ----------------

Common Stock, $.01 par value                                      16,630,125

                                TABLE OF CONTENTS
                                -----------------


          Item                                                              Page
          ----                                                              ----

PART I    1.   Business.....................................................  4

          2.   Properties................................................... 18

          3.   Legal Proceedings............................................ 20

          4.   Submission of Matters to a Vote of Security Holders.......... 23

PART II   5.   Market for the Company's Common Equity and Related
               Shareholder Matters.......................................... 24

          6.   Selected Financial Data...................................... 24

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 26

          7A.  Quantitative and Qualitative Disclosure About Market Risk.... 51

          8.   Financial Statements and Supplementary Data.................. 51

          9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................... 51

PART III  10.  Directors and Executive Officers of the Registrant........... 52

          11.  Executive Compensation....................................... 57

          12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters................... 65

          13.  Certain Relationships and Related Transactions............... 68

          14.  Controls and Procedures...................................... 69

PART IV   15.  Exhibits, List and Reports on Form 8-K....................... 70

SIGNATURES.................................................................. 71

CERTIFICATIONS.............................................................. 73

EXHIBIT INDEX............................................................... 76

FINANCIAL STATEMENTS........................................................F-1

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

     Overview

     Intelligroup, Inc. ("Intelligroup" or the "Company") is an information technology services strategic outsourcing partner to the world's largest companies. Intelligroup develops, implements and supports information technology solutions for global corporations and public sector organizations. The Company's onsite/offshore delivery model has enabled hundreds of customers to accelerate results and significantly reduce costs. With extensive expertise in industry-specific enterprise solutions, Intelligroup has earned a reputation for consistently exceeding client expectations.

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

     In late 1999, the Company made the strategic decision to leverage its traditional application integration and consulting experience and re-position Intelligroup for future growth by focusing on the emerging Application Service Provider ("ASP") market. At the same time, the Company made the strategic decision to spin-off its Internet services business to its shareholders.
Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, Inc. ("SeraNova"), a wholly-owned subsidiary of the Company on such date.

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

     The following is a description of, including, among other things, our services, markets and competitors. Financial information regarding our geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

INTELLIGROUP SERVICES

     Intelligroup's strategic outsourcing services address the implementation, upgrade, application management and development needs of information technology executives. Its proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations, upgrades and development.

     Companies around the world turn to Intelligroup for high-quality software development and support delivered at lower costs. Intelligroup created the industry's first offshore lab dedicated to SAP development in 1995. Since then, Intelligroup's India-based offshore services--coupled with its U.S., U.K. and Singapore centers--have helped hundreds of clients develop, implement, maintain, support and integrate ERP, e-commerce and m-commerce applications. Its onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:

     o    Significantly reduce clients' development time and costs;

     o    Deliver superior-quality developments and enhancements on schedule;

     o    Ensure reliable service levels;

     o    Accommodate requirement changes and manage risks;

     o Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

     o    Meet the peaks and valleys of resource requirements.

     Customers partner with Intelligroup in order to co-develop a product; implement, extend and support existing applications; or create a dedicated offshore center for their own development efforts.

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

     In 1995, the Company achieved the status of a "SAP National Implementation Partner." In 1997, the Company enhanced its partnership status with SAP, by first achieving "National Logo Partner" status and then "AcceleratedSAP Partner" status. In July 1997, the Company was awarded "PeopleSoft Implementation Partnership" status. In June 1998, the Company expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, the Company achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, the Company's pharmaceutical template for the small and medium-size businesses market (covering cGMP processes and validation standards) was certified by SAP America.

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

     Additionally, the Company has introduced certain SAP-based proprietary tools, known as Power Up Services, that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through its Power Up Services, the Company helps to cost-effectively size and analyze SAP upgrade projects, and efficiently evaluate and test SAP Support Packages. The Company combines the assessment capabilities of its proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables customers to analyze and test the impact of a Support Package on its own SAP production environment before it is actually applied. In addition, HotPac Analyzer enables customers to validate the overall impact that a Support Package can have and isolate and identify the business transactions that require thorough testing.

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

     The Company provides PCS services directly to end-user organizations, or as a member of consulting teams assembled by other information technology-consulting firms. The cumulative number of PCS customers billed by the Company has grown substantially from 600 customers in 1999 to over 1000 customers in 2002. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Apple Vacations, Bristol-Myers Squibb, Coca Cola Enterprises, Colgate-Palmolive, Detroit Public Schools, Eastman Chemical Company, ExxonMobil Corporation, Putnam Investments, Siemens Medical Systems and Steelcase Inc. The Company has also participated in project teams led by information technology consulting firms such as Cap Gemini Ernst & Young and BearingPoint.

     Application Management Services

     Intelligroup's application management services ("AMS") provide the resources, processes and tools needed for quality-driven user, technical and operations support. Its experienced professionals use a well-defined set of assessment, transition and long-term processes to deliver customized, affordable and highly responsive support.

     Companies around the world entrust Intelligroup to keep their complex ERP and eCommerce environments and infrastructures stable and optimized, and aligned with new business processes. Intelligroup delivers:

     o    Significant reduction in support costs;

     o    Predictable costs for easier budgeting;

     o    24x7,   on-demand   access  to  skilled   functional   and   technical
          professionals through its Global Support Center and Application Development Center in Hyderabad, India;

     o    Assured service levels and flexible, individualized support programs;

     o Dedicated teams that are on-site, offshore or a combination, depending on client requirements; and

     o    Improved   reliability,    availability   and   performance   of   the
          infrastructure, databases, operations, applications and interfaces.

     The Company's AMS services provide clients with management, support and maintenance of their enterprise, e-commerce and m-commerce applications. These services are provided using the Company's low cost, high quality onsite/offshore delivery model, which allows the Company to aggressively compete for long term fixed price/fixed time contracts.

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

     The Company provides its AMS services directly to end-user organizations. The cumulative number of AMS customers billed by the Company has grown substantially from three customers in 1999 to over 35 customers in 2002. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Dade Behring, GE Fanuc Automation North America, Joy Mining Machinery and Pearsons Technology Centre.

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

     To provide the global infrastructure on which to deliver and support solutions for customers worldwide, Intelligroup became a founding Platinum member of AT&T's Ecosystem for ASPs. As our strategic partner and infrastructure provider, AT&T provides the data center, hardware and operating systems, and requisite bandwidth and communications capabilities.

THE INTELLIGROUP SOLUTION

     Intelligroup improves its clients' business performance through the intelligent application of information technology. We deliver to our clients timely, cost-effective and innovative professional consulting services and application management and support solutions by combining our:

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

     The ADC and GSC are connected to the Company's operations centers in the United States, Asia/Pacific and Europe via high-speed satellite links. The ADC and GSC operate on a 24x7 basis, allowing next business day turn-around of work units to customers. The Centers' quality processes, skilled development and support teams, and low cost of operation allow the Company to aggressively compete for implementation and maintenance contracts. As the Company expands, the ADC and GSC are prepared to undertake projects in any of the three enterprise and e-commerce practices (SAP, PeopleSoft and Oracle), as well as certain other advanced technologies, including m-commerce.

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

INDUSTRY BACKGROUND

     Organizations face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging technology strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase value to customers. As a result, many businesses implement and utilize advanced information solutions, which enable them to optimize their business processes in such areas as product development, manufacturing, sales, distribution and financials.

     Historically, many businesses have adopted information systems strategies using packaged software applications. Client/server systems widely replaced mainframe and legacy systems with the promise of more functional, flexible and cost effective applications, which are critical to the competitive needs of businesses.

     As part of their client/server strategies, organizations often acquire, or consider acquisition of, packaged enterprise-wide business software applications offered by leading ERP vendors, such as SAP, Oracle and PeopleSoft. These applications are then implemented and maintained to meet their particular business needs. Alternatively, the organizations may develop, or commission the development of, customized software applications to meet their needs. In both cases, customers have a set of core operations applications, which they use to support their central business processes. These customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for the Company.

     The majority of customers who implement ERP solutions are Fortune 2000 companies. The Company believes that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units and toward mid-market clients. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists for both professional consulting services and application management services to mid-market clients. This segment is very cost conscious and requires a highly efficient services delivery model, which the Company believes it can provide through a combination of innovative tools and templates to speed delivery and use of its offshore services.

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

     Companies must also continually keep pace with a broad and often confusing array of new technological developments, which can render internal information technology skills obsolete. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the information technology management area. Accordingly, organizations often lack sufficient, and/or appropriate, technical resources necessary to design, develop, implement and manage the information technology solutions needed to support their business needs. Because of this, the Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades as well as application management and support services.

     With such an established installed base of ERP applications, a January 8, 2003 Gartner report entitled, "2003 ERP Predictions Point to the Year of the Version Upgrade" states, "Most enterprise resource planning (ERP) customers are near the end of the supported life cycle of their software. To remain on a supported version after 2005, or to hope to achieve ERP II, those enterprises must act in 2003." With its proven tools to accelerate upgrades, the Company believes it is well positioned to capitalize on this market opportunity.

     Another area of opportunity for the company is strategic offshore outsourcing. With its history as a pioneer in providing offshore management and support of mission critical applications, the Company can offer clients a flexible, low cost option for managing ERP applications. In recent economic times, this has been an area of growth within the IT sector. According to the January 14, 2003 Gartner report entitled, "Applications Services Become Hottest Growth Areas in IT Outsourcing," "Growth expectations are greatest among outsourcers for offshore applications services, followed by near shore and application management in general."

SALES AND MARKETING

     The Company historically has generated new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement or enhance their software products, and (iii) internal sales efforts. In addition, the Company has been introduced to customers by certain of its competitors, such as the consulting practices of the former "Big Five" accounting firms, which at times use the Company's expertise and ability to deliver qualified personnel for complex projects.

     The Company has dedicated an increased level of resources to sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP solutions. The Company intends to establish a brand presence to further differentiate itself in the marketplace. The Company also intends to leverage public relations to raise visibility for its brand and increase outbound email marketing campaigns to remain at top of mind and expand its footprint in its customer base. The Company will continue to implement focused sales management programs, to leverage its relationships with existing customers, as well as those with ERP and other product vendors.

     Among its sales and marketing efforts, the Company's has exhibited and presented the Company's expertise at trade events associated with the primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group and the PeopleSoft Users Group and industry analyst shows like Gartner IT Expo. The Company intends to continue participation in such industry-recognized programs and trade shows.

     Most importantly, however, the Company believes that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. The Company believes that it has consistently met customer expectations with respect to budgets and time schedules.

     The Company's services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, the Company endeavors to quickly understand the potential customer's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's project managers are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion, and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time the Company initially meets with a prospective customer until the customer decides whether to authorize commencement of an engagement.

     As of December 31, 2002, the Company's sales and marketing group consisted of 41 employees in the United States, 9 employees in the Asia-Pacific region, 4 employees in Europe, and 10 employees in India. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company's headquarters in New Jersey and its branch office in Atlanta, GA serve the United States market. In addition, the Company serves markets in Asia Pacific (Australia, Hong Kong, Indonesia, Japan, New Zealand and Singapore), Europe (Denmark, Sweden and the United Kingdom) and India.

CUSTOMERS

     The Company provides its services directly to many Fortune 2000 companies, as well as small to medium sized enterprises, or as a member of consulting teams assembled by other information technology consultants, such as the consulting practices of the former "Big Five" accounting firms. The cumulative number of customers billed by the Company has grown substantially from 600 customers in 1999 to over 1000 customers in 2002.

     In 2000, 2001 and 2002, 36%, 42% and 34%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. The Company's ten largest customers accounted for, in the aggregate, approximately 34%, 33% and 40% of its revenue in 2000, 2001 and 2002, respectively. During 2000 and 2002, one customer accounted for 10% or more of total revenue. During 2001, no single customer accounted for more than 10% of total revenue.

     During 2000 and 2002, one customer in the United States accounted for more than 10% of the total revenue generated in the United States. During 2001, no single customer in the United States accounted for more than 10% of total revenue generated in the United States.

     During 2000, one customer in Asia-Pacific accounted for more than 10% of total revenue generated in the Asia-Pacific region. During 2001, two customers in Asia-Pacific each accounted for more than 10% of total revenue generated in the Asia-Pacific region. During 2002, no single customer in Asia-Pacific accounted for more than 10% of total revenue generated in the Asia-Pacific region.

     During 2000, no single customer in Europe accounted for more than 10% of total revenue generated in the European region. During 2001, one customer in Europe accounted for more than 10% of total revenue generated in the European region. During 2002, two customers in Europe each accounted for more than 10% of total revenue generated in the European region.

     During 2000, 2001 and 2002, no single unaffiliated customer in India accounted for more than 10% of total revenue generated in India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities.

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

COMPETITION

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of the Company):

     o Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini Ernst & Young, and BearingPoint.

     o    Software applications vendors: including, SAP, Oracle and PeopleSoft.

     o    Application management consulting firms:  including,  Covansys,  Wipro
          Technologies,   Infosys   Technologies  Limited  and  Satyam  Computer
          Services Ltd.

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

EMPLOYEES

     As of December 31, 2002, the Company employed 1,342 full-time employees, of whom 1,112 were engaged as consultants or as software developers, 64 were engaged in sales and marketing, and 166 were engaged in delivery management, finance and administration. Of the total number of employees, 461 were based in the United States, 101 were based in the Asia-Pacific region, 49 were based in Europe and 731 were based in India. In addition, the Company engaged 184 independent contractors to perform information technology services as of December 31, 2002.

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

ITEM 2.     PROPERTIES.

     As of December 31, 2002, the Company owns no real property and currently leases or subleases all of its office space. Within the United States, the Company leases office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA for certain other sales and operations personnel. The Company also leases office space in Australia, Denmark, India, Japan, New Zealand, Singapore and the United Kingdom. The following table summarizes the Company's leased office space as of December 31, 2002:

                         AREA                                                                       LEASE
                         ----                                                                       -----
  LOCATION          (IN SQ. FEET)                            USE                                 EXPIRATION
  --------          -------------                            ---                                 ----------
                                    o   Corporate Headquarters
Edison,                             o   Consulting Services - focus on SAP, PeopleSoft             9/9/2008
New Jersey            48,476 (A)        commercial, Oracle and E-Business markets in the US
                                    o   Selling, General and Administrative functions in the US

                                    o   Consulting Services - focus on PeopleSoft public
Atlanta,                                sector market in the US
Georgia                4,051        o   Limited Selling, General and Administrative               7/31/2005
                                        functions in the US

                                    o   Consulting Services - focus on SAP market in
North Sydney,                           Australia
Australia              2,660        o   Selling, General and Administrative functions in          3/31/2004
                                        Australia

                                    o   Consulting Services - focus on SAP market in
Odense,                                 Denmark
Denmark                9,900        o   Selling, General and Administrative functions in          1/31/2006
                                        Denmark

Hyderabad,            18,359        o   Offshore Development Consulting Services                 12/31/2007
India                                   (Advanced Development Center)

                                    o   Selling, General and Administrative functions in
Hyderabad,                              India
India                 15,858        o   Global Sales and Marketing Support Services               1/31/2005
                                        (Business Development Center)

                                                                                                   Multiple
                                                                                                    leases
Hyderabad,            15,968        o   Consulting Services - focus on SAP, PeopleSoft             expiring
India                                   and Oracle markets in India                               3/19/2003
                                                                                                 - 6/1/2003

Hyderabad,            10,727        o   Offshore Application Management and Support               2/15/2006
 India                                  Consulting Services (Global Support Center)

Tokyo,                              o   Consulting Services - focus on SAP market in Japan
Japan                  2,803        o   Selling,  General and Administrative  functions in        1/31/2004
                                        Japan



                                    o   Consulting Services - focus on SAP market in
Wellington,            5,354            New Zealand and Indonesia
New Zealand                         o   Selling, General and Administrative functions in           2/6/2006
                                        New Zealand

                                    o   Consulting Services - focus on SAP market in
Singapore,                              Singapore and Hong Kong
Singapore              1,299        o   Selling, General and Administrative functions in          8/31/2005
                                        Singapore and Hong Kong

                                    o   Consulting Services - focus on PeopleSoft and SAP
Milton Keynes,                          market in the UK
United Kingdom           650        o   Selling, General and Administrative functions in           7/1/2003
                                        the UK

(A) Approximately 21,840 square feet of this space has been subleased to an unrelated third party.

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on May 1, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations (see Part I, Item 3, Legal Proceedings).

ITEM 3.     LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. On March 27, 2003, the parties agreed to the terms of a settlement agreement, which will be effective upon payment of the settlement amount. Pursuant to such agreement, the Company is obligated to pay its portion of the settlement amount equal to an aggregate amount of $50,000 within two weeks. The payment by the Company of its portion of the settlement amount will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company has moved for summary judgment, which is scheduled to be heard by the Court on April 4, 2003. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on May 1, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, which seeks damages in excess of $400,000, alleges among other things that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company and that Mr. Pandey has been unjustly enriched in an amount of $350,000 from the Company. Mr. Pandey has filed an Answer to the Company's complaint denying the Company's claims. Discovery is ongoing. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties' motions. The parties are continuing with the discovery process.

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff indicated to the Court on August 16, 2002, that he would continue the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. A trial date has been scheduled for May 5, 2003.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have filed an Answer to the Company's complaint denying the Company's claims and discovery is ongoing. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. Defendants have been served. Defendants SeraNova and Silverline answered the Complaint on January 2, 2003. The inability of the Company to collect the full amount due from SeraNova and/or Silverline could negatively affect the Company's business, financial condition or results of operations.

     On February 10, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement. The plaintiff has granted the Company an extension of time in which to answer the complaint while the parties engage in settlement discussions.

     During 2002, SeraNova failed to pay certain obligations under a telephone equipment lease agreement, which the Company assigned to SeraNova in February of 2001. On March 12, 2003, CIT Communications Finance Corporation filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Intelligroup and SeraNova, jointly and severally, as defendants. The complaint, which seeks damages, alleges among other things that the defendants failed to pay outstanding lease obligations in the amount of $217,899. The Company has been served with the complaint and is in the process of investigating the claim in order to prepare an answer. The Company does not believe that the outcome of this claim will have a material adverse effect on Intelligroup's business, financial condition or results of operations.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

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

           QUARTER ENDED                 HIGH                LOW
           -------------                 ----                ---
       March 31, 2001                 $   2 7/32          $   25/32
       June 30, 2001                  $   1 1/2           $   25/32
       September 30, 2001             $   1 1/16          $   21/32
       December 31, 2001              $   1 3/16          $   25/32
       March 31, 2002                 $   1 3/16          $   27/32
       June 30, 2002                  $   1 3/4           $   15/16
       September 30, 2002             $   1 19/32         $   27/32
       December 31, 2002              $   1 1/16          $    9/16

     As of March 18, 2003, the approximate number of holders of record of the Common Stock was 79 and the approximate number of beneficial holders of the Common Stock was 2,678.

     The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management's discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

     The consolidated statement of operations data for the years ended December 31, 2002, 2001, and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

     The consolidated financial statements as of and for the year ended December 31, 2002 have been audited by Deloitte & Touche LLP, independent public accountants. The previous periods referred to above were audited by Arthur Andersen LLP, independent public accountants.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                       1998         1999         2000          2001         2002
                                                       ----         ----         ----          ----         ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.......................................     $ 152,066      $ 151,205    $ 115,118    $ 110,413     $ 108,331
Cost of sales.................................       100,628        102,315       77,724       75,291        75,774
                                                   ---------      ---------    ---------    ---------     ---------
   Gross profit...............................        51,438         48,890       37,394       35,122        32,557
                                                   ---------      ---------    ---------    ---------     ---------
Selling, general and administrative expenses..        30,977         39,892       42,004       30,206        27,576
Depreciation and amortization.................         1,387          2,930        3,187        3,695         2,872
Acquisition expenses..........................         1,397          2,115           --           --            --
SeraNova receivable impairment and other
   charges....................................            --             --           --           --         8,362
Proxy contest charges.........................            --             --           --           --         1,073
Restructuring and other special charges.......            --          7,328           --       13,261            30
                                                   ---------      ---------    ---------    ---------     ---------
   Total operating expenses...................        33,761         52,265       45,191       47,162        39,913
                                                   ---------      ---------    ---------    ---------     ---------
   Operating income (loss)....................        17,677         (3,375)      (7,797)     (12,040)       (7,356)
Interest income...............................           181             99        1,178          538            37
Interest expense..............................           (53)          (752)        (603)        (690)         (454)
Other income (expense)........................            78            140           (5)         191          (149)
                                                   ---------      ---------    ---------    ---------     ---------
Income (loss) from continuing operations
   before income taxes........................        17,883         (3,888)      (7,227)     (12,001)       (7,922)
Provision (benefit) for income taxes..........         3,852          1,441         (573)         592           561
                                                   ---------      ---------    ---------    ---------     ---------
Income (loss) from continuing operations......        14,031         (5,329)      (6,654)     (12,593)       (8,483)
Income (loss) from discontinued operations,
   net of income tax expense (benefit) of
   $599, $(235), $(2,095), $0 and $0..........          (631)        (1,261)      (4,891)          --            --
                                                   ---------      ---------    ---------    ---------     ---------
     Net income (loss)........................     $  13,400      $  (6,590)   $ (11,545)   $ (12,593)    $  (8,483)
                                                   =========      =========    =========    =========     =========
Earnings (loss) per share
   Basic earnings (loss) per share:
     Continuing operations....................     $    0.91      $   (0.34)   $   (0.40)   $   (0.76)    $   (0.51)
     Discontinued operations..................         (0.04)         (0.08)       (0.30)          --            --
                                                   ---------      ---------    ---------    ---------     ---------
       Net income (loss)......................     $    0.87      $   (0.42)   $   (0.70)   $   (0.76)    $   (0.51)
                                                   =========      =========    =========    =========     =========
Common shares - Basic.........................        15,387         15,766       16,485       16,630        16,630
                                                   =========      =========    =========    =========     =========
Diluted earnings (loss) per share:
   Continuing operations......................     $    0.88      $   (0.34)   $   (0.40)   $   (0.76)    $   (0.51)
   Discontinued operations....................         (0.04)         (0.08)       (0.30)          --            --
                                                   ---------      ---------    ---------    ---------     ---------
     Net income (loss)........................     $    0.84      $   (0.42)   $   (0.70)   $   (0.76)    $   (0.51)
                                                   =========      =========    =========    =========     =========
Common shares - Diluted.......................        15,969         15,766       16,485       16,630        16,630
                                                   =========      =========    =========    =========     =========

                                                                          AS OF DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                       1998         1999         2000          2001         2002
                                                       ----         ----         ----          ----         ----
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................     $   3,568      $   5,510    $   1,327    $   2,138     $   1,574
Working capital...............................        32,641         29,133       23,236       18,182        12,387
Total assets..................................        66,924         80,200       67,368       47,094        44,119
Short-term debt and current portion of
  obligations under capital leases............            11         10,585        5,623        4,712         6,374
Long-term debt and obligations under capital
  leases, less current portion................            60             --        1,037          371         1,091
Shareholders' equity..........................        47,949         48,654       41,201       26,782        18,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a strategic information technology services outsourcing partner to the world's largest companies. Intelligroup develops, implements and supports information technology solutions for global corporations and public sector organizations. The Company's onsite/offshore delivery model has enabled hundreds of customers to accelerate results and significantly reduce costs. With extensive expertise in industry-specific enterprise solutions, Intelligroup has earned a reputation for consistently exceeding client expectations.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the years ended December 31, 2001 and 2002, revenues derived from projects under fixed price contracts represented approximately 17% and 23%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2001 or 2002. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2000, 2001 and 2002, the Company's ten largest customers accounted for in the aggregate, approximately 34%, 33% and 40% of its revenue, respectively. During 2000 and 2002, one customer accounted for more than 10% of revenue. During 2001, no single customer accounted for more than 10% of revenue. For the years ended December 31, 2000, 2001 and 2002, 36%, 42% and 34%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     During the years ended December 31, 2000, 2001 and 2002, approximately 63%, 69% and 62%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For each of the years ended December 31, 2000, 2001 and 2002, approximately 24%, 17% and 22%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For each of the years ended December 31, 2000, 2001 and 2002, approximately 9%, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and a branch office in Atlanta (Georgia). The Company also serves the markets in Asia Pacific (Australia, Hong Kong, Indonesia, Japan, New Zealand, and Singapore), Europe (Denmark and the United Kingdom) and India. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

DISCONTINUED OPERATIONS - SERANOVA

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

     The Company has reported a $4.9 million loss from discontinued operations for the period from January 1, 2000 to July 5, 2000.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items and accruals for contingencies. In addition, the footnotes to the Consolidated Financial Statements include further discussion of our significant accounting policies.

     Revenue Recognition and Allowance for Doubtful Accounts. The Company generates revenue from professional services rendered to customers. The majority of the Company's revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of sales. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     The  Company  also  derives  a portion  of its  revenue  from  fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term, on a monthly basis in accordance with the terms of the contract. Revenue generated from certain other fixed-price contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company's project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     Unbilled services at December 31, 2002 and 2001 represent services provided through December 31, 2002 and 2001, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

     The Company recognizes revenue for services where collection from the client is probable. The Company establishes billing terms at the time project deliverables are agreed. The Company continually monitors timely payments from customers and assesses collection issues. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company bases its estimates on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of accounts receivable by aging category.

     Valuation of Long-Term Assets. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value.

     Accounting for Income Taxes. The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of historical operating losses and uncertainty as to the extent and timing of profitability in future periods, the Company has recorded a valuation allowance of approximately $8.7 million against gross deferred tax assets of $11.0 million. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

     Contingent Liabilities. The Company has certain contingent liabilities that arise in the ordinary course of business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal matters which have arisen in the ordinary course of business. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                               PERCENTAGE OF REVENUE
                                                         ----------------------------------
                                                              YEAR ENDED DECEMBER 31
                                                         ----------------------------------
                                                         2002          2001           2000
                                                         ----          ----           ----

Revenue.......................................           100.0%        100.0%         100.0%
Cost of sales.................................            69.9          68.2           67.5
                                                         -----         -----          -----
    Gross profit..............................            30.1          31.8           32.5
Selling, general and administrative expenses..            25.5          27.4           36.5
Depreciation and amortization expense.........             2.7           3.3            2.8
SeraNova receivable impairment and other
    charges...................................             7.7            --             --
Proxy contest charges.........................             1.0            --             --
Restructuring and other special charges.......             0.0          12.0            --
                                                         -----         -----          -----
    Total operating expenses..................            36.9          42.7           39.3
                                                         -----         -----          -----
    Operating loss............................            (6.8)        (10.9)          (6.8)
Interest income...............................             0.0           0.5            1.0
Interest expense..............................            (0.4)         (0.6)          (0.5)
Other income (expense)........................            (0.1)          0.1            0.0
                                                         -----         -----          -----
Loss from continuing operations before income
    taxes.....................................            (7.3)        (10.9)          (6.3)
Income tax provision (benefit)................             0.5           0.5           (0.5)
                                                         -----         -----          -----
Loss from continuing operations...............            (7.8)%       (11.4)%         (5.8)%
                                                         =====         =====-         =====

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2002 and the year ended December 31, 2001.

     Revenue. Total revenue decreased by 1.9%, or $2.1 million, from $110.4 million in 2001 to $108.3 million in 2002. The decrease was attributable primarily to a decline in revenue generated in Europe and Asia-Pacific (decreases of $4.7 million and $3.0 million, respectively), partially offset by growth in revenue generated in the United States (an increase of $4.7 million) and India (an increase of $946,000). The decline in Europe and Asia-Pacific reflects the continuing uncertain and weakened local economic climate, as customers delayed, decreased and/or canceled IT projects. The revenue growth in the United States and India results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services. The majority of the revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominately with the United States.

     In November 2001, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 01-14, which concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with the new EITF No. 01-14 accounting guidance.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 0.6%, or $483,000, from $75.3 million in 2001 to $75.8 million in 2002. The Company's gross profit decreased by 7.3%, or $2.5 million, from $35.1 million in 2001 to $32.6 million in 2002. Gross margin decreased slightly to 30.1% in 2002 from 31.8% in 2001. The decrease in gross margin results from competitive pricing pressures experienced throughout the Company's global operations as well as an increase in non-billable consultant time and other related costs, primarily in Europe and Asia Pacific.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 8.7%, or $2.6 million, from $30.2 million in 2001 to $27.6 million in 2002, and decreased as a percentage of revenue from 27.4% to 25.5%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the further containment of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

     Depreciation and amortization. Depreciation and amortization expenses decreased 22.3% to $2.9 million in 2002, compared to $3.7 million in 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision during the quarter ended December 31, 2001.

     SeraNova receivable impairment and other charges. In 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova and certain other related issues. The Company is continuing to pursue its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations. At the same time, the Company has also been periodically engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the Note. In addition, the Company recorded a write-off of $1.3 million related to interest on the Note and other receivables due from the SeraNova Group. The Company also recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     Proxy contest charges. In 2002, the Company incurred approximately $1.1 million in charges associated with the proxy contest. The charges resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The charges included legal fees of approximately $881,000, proxy solicitation services of approximately $117,000, and printing, mailing and other costs of approximately $75,000.

     Restructuring and other special charges. In 2002, the Company recorded a $30,000 restructuring and other special charges provision related to the downsizing of the Company's operations in Australia. The charges resulted primarily from severance costs associated with reducing employee headcount in the region.

     In 2001, in an effort to further refine the Company's business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13.3 million restructuring and other special charges provision. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico, and to the restructuring and downsizing of the Company's operations in the United Kingdom.

     Interest income. The Company earned $37,000 in interest income in 2002, compared with $538,000 in 2001. The Company discontinued accruing interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the Note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part I, Item 3, Legal Proceedings).

     Interest expense. The Company incurred $454,000 and $690,000 in interest expense in 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The decrease in interest expense results from a combination of lower average outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings in 2002.

     Other income (expense). Other income (expense) results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $149,000 in 2002, compared with other income of $191,000 in 2001. The change results from foreign currency fluctuations.

     Provision  for income  taxes.  Despite  operating  losses,  a provision for income taxes of $561,000 and $592,000 was required in 2002 and 2001, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of December 31, 2002 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.6 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. In 2002 and 2001, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 1999. The assessment is for 28 million rupees, or approximately $580,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $580,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2001 and the year ended December 31, 2000.

     Revenue. Total revenue decreased by 4.1%, or $4.7 million, from $115.1 million in 2000 to $110.4 million in 2001. This decrease was attributable primarily to the continued weakness in the global economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the Company, as customers delayed and/or decreased the scope of IT projects, and as the Company experienced competitive pricing pressures in the provision of consulting services.

     In accordance with EITF No. 01-14, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations, effective January 1, 2002. The Company has also reclassified prior period financial information for presentation consistent with EITF No. 01-14. The impact of this reclassification was an increase to both revenue and cost of sales of $2.3 million in both 2001 and 2000.

     Gross profit. The Company's cost of sales decreased by 3.1%, or $2.4 million, from $77.7 million in 2000 to $75.3 million in 2001. The Company's gross profit decreased by 6.1%, or $2.3 million, from $37.4 million in 2000 to $35.1 million in 2001. These decreases were attributable primarily to lower revenues. Gross margin decreased slightly to 31.8% in 2001 from 32.5% in 2000. The Company was able to maintain gross margins relatively comparable to the prior year by reducing non-billable consultant time and other related costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 28.1%, or $11.8 million, from $42.0 million in 2000 to $30.2 million in 2001, and decreased as a percentage of revenue from 36.5% to 27.4%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the significant investments in marketing and developing the application management services business in 2000. Subsequently, the Company has been focused on improving operating efficiencies and controlling discretionary expenditures throughout the organization to maintain a proper alignment with revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased 15.9% to $3.7 million in 2001, compared to $3.2 million in 2000. The increase is due primarily to additional computers, equipment and software placed in service since 2000.

     Restructuring and other special charges. In an effort to further refine the Company's business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13.3 million restructuring and other special charges provision in 2001. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico, and to the restructuring and downsizing of the Company's operations in the United Kingdom.

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

     In conjunction with the reorganization of the UK operations, the Company performed an assessment of the carrying value of the intangible assets. The intangible asset balance, consisting primarily of goodwill and assembled workforce, represents the excess purchase price associated with the acquisition of CPI Consulting Limited during 1998. The analysis of intangible assets was conducted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting and cash flow analysis. The Company considered the recent trend in the UK operations of declining revenues and increasing operating losses and the resulting impact on cash flows. The Company also considered that certain key founders of CPI Consulting Limited have left the Company to pursue other interests. Based upon the impairment test that was conducted, the Company recorded an intangible asset impairment charge of $4.3 million.

     Interest income. The Company earned $538,000 in interest income in 2001, compared with $1,178,000 in 2000. The Company discontinued accruing interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the Note of July 31, 2001. Such note receivable is currently in default and the Company has commenced litigation against SeraNova (see Part I, Item 3, Legal Proceedings).

     Interest expense. The Company incurred $690,000 and $603,000 in interest expense in 2001 and 2000, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities. The increase in interest expense results from higher average outstanding borrowings under the line of credit in 2001.

     Other income (expense). Other income (expense) results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other income of $191,000 in 2001, compared with other expense of $5,000 in 2000. The change results from foreign currency fluctuations.

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

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. In 2001 and 2000, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 1999. The assessment is for 28 million rupees, or approximately $580,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2001. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $580,000 would be recorded and reflected in the Company's consolidated statement of operations.

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

          o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company has ceased operations in Sweden as of January 1, 2003, due to continuing operating losses. The European headquarters are located in Milton Keynes, United Kingdom.

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

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The following discussion compares the segment results for the year ended December 31, 2002 and the year ended December 31, 2001.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                    Year Ended December 31
                     -------------------------------------------------------
                              2002                        2001
                     -------------------------    --------------------------
                                 Percentage of                Percentage of
                      Dollars        Total        Dollars         Total
                      -------        -----        -------         -----
United States.......  $ 78,712        72.7%       $ 74,023         67.0%
Asia-Pacific........    10,209         9.4          13,213         12.0
Europe..............     6,024         5.6          10,737          9.7
India...............    13,386        12.3          12,440         11.3
                      --------       -----        --------        -----
Total...............  $108,331       100.0%       $110,413        100.0%
                      ========       =====        ========        =====


     US revenue increased by 6.3%, or $4.7 million, from $74.0 million in 2001 to $78.7 million in 2002. Since the latter half of 2001, the Company had experienced challenging economic conditions that precluded many companies from spending resources on IT projects, which had adversely impacted the demand for the Company's services. Since mid-2002, the US has begun to experience an increase in demand for services, including its professional consulting and application management services.

     APAC revenue decreased by 22.7%, or $3.0 million, from $13.2 million in 2001 to $10.2 million in 2002. The decrease was due primarily to challenging economic conditions in Japan (a decrease of $1.6 million), Australia (a decrease of $823,000), Indonesia (a decrease of $366,000), and New Zealand (a decrease of $268,000).

     Europe revenue decreased by 43.9%, or $4.7 million, from $10.7 million in 2001 to $6.0 million in 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $4.2 million), while the Nordic operations (Denmark and Sweden) decreased by $503,000. As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decrease in Nordic operations resulted primarily from challenging economic conditions in Sweden. Accordingly, the Company has ceased operations in Sweden as of January 1, 2003.

     India revenue increased by 7.6%, or $1.0 million, from $12.4 million in 2001 to $13.4 million in 2002. The increase was attributable primarily to increased demand for services in the US in the latter half of 2002, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                  YEAR ENDED DECEMBER 31
                                              ------------------------------
                                                 2002                2001
                                              ---------            ---------

United States........................          $(7,037)            $ (6,991)
Asia-Pacific.........................           (1,510)                 368
Europe...............................           (1,093)              (8,495)
India................................            2,284                3,078
                                               -------             --------
Total................................          $(7,356)            $(12,040)
                                              =========            ========

     The US operating loss increased slightly by 0.6%, or $46,000, from just under $7.0 million in 2001 to just over $7.0 million in 2002. The US operating losses were generated primarily as a result of the $9.5 million of special charges in 2002 associated with the SeraNova receivable impairment and the proxy contest, and the $8.2 million of special charges in 2001 associated with the ASP business and the termination of a project to build and operate a technology development and support center in Puerto Rico (collectively, the "Special Charges").

     Excluding all Special Charges, US operating income improved by 98.9%, or $1.2 million, from $1.2 million in 2001 to $2.4 million in 2002. This improvement was attributable primarily to a $2.6 million reduction in selling, general and administrative expenses to $27.6 million, or 25.5% of revenue, in 2002, compared with $30.2 million, or 27.4% of revenue in 2001. The decline in selling, general and administrative expenses in 2002 was partially offset by a decline in gross profit margin from 31.8% of revenue in 2001 to 30.1% of revenue in 2002. The decline in gross profit margin results from competitive pricing pressures in the US market.

     APAC operating performance declined by 511%, or $1.9 million, from operating income of $368,000 in 2001 to an operating loss of $1.5 million in 2002. The decrease was attributable primarily to competitive pricing pressures on consultant bill rates as well as an increase in non-billable consultant time in the local Asia-Pacific markets. Operating performance declined throughout the Asia-Pacific region including Australia (a decrease of $588,000), Japan (a decrease of $475,000), Singapore (a decrease of $379,000), Indonesia (a decrease of $329,000) and New Zealand (a decrease of $106,000).

     Europe operating loss decreased by 87%, or $7.4 million, from $8.5 million in 2001 to $1.1 million in 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $8.0 million, while the Nordic operations declined by $551,000. The improvement in the UK operating performance in 2002 resulted primarily from the restructuring program initiated in the UK during late 2001. Excluding the $5.1 million of special charges associated with the 2001 restructuring program, the operating performance of the UK in 2002 improved by $2.9 million. The improvement is attributed to restructuring and downsizing of the Company's UK operations, which now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

     India operating income decreased by 25.8%, or $795,000, from $3.1 million in 2001 to $2.3 million in 2002. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following discussion compares the segment results for the year ended December 31, 2001 and the year ended December 31, 2000.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                    Year Ended December 31
                     -------------------------------------------------------
                              2001                        2000
                     -------------------------    --------------------------
                                 Percentage of                Percentage of
                      Dollars        Total        Dollars         Total
                      -------        -----        -------         -----
United States......  $ 74,023         67.0%      $ 79,602          69.2%
Asia-Pacific.......    13,213         12.0         11,149           9.6
Europe.............    10,737          9.7         17,976          15.6
India..............    12,440         11.3          6,391           5.6
                     --------        -----       --------         -----
Total..............  $110,413        100.0%      $115,118         100.0%
                     ========        =====       ========         =====

     US revenue decreased by 7.0%, or $5.6 million, from $79.6 million in 2000 to $74.0 million in 2001. The decrease was attributable primarily to the continued weakness in the US economy and the resulting impact on the IT services market. Throughout the year, the effects of the uncertain and weakened economic climate impacted the US, as customers delayed and/or decreased the scope of IT projects, and as the US experienced competitive pricing pressures in the provision of consulting services.

     APAC revenue increased by 18.5%, or $2.1 million, from $11.1 million in 2000 to $13.2 million in 2001. The increase was due primarily to new business signings in Indonesia (an increase of $1.5 million), Japan (an increase of $1.0 million) and Australia (an increase of $976,000). The increase was partially offset by challenging economic conditions in New Zealand (a decrease of $1.3 million).

     Europe revenue decreased by 40.3%, or $7.3 million, from $18.0 million in 2000 to $10.7 million in 2001. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $7.1 million), while the Nordic operations (Denmark and Sweden) remained relatively stable. The UK operations were negatively impacted by the competitive economic conditions and the resulting impact on the IT services market, particularly the SAP market. As a result, the Company executed a plan to reorganize and downsize the Company's operations in the UK during late 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market.

     India revenue increased by 94.7%, or $6.0 million, from $6.4 million in 2000 to $12.4 million in 2001. The increase was attributable primarily to the growth in professional consulting services delivered through the Advanced Development Center and application management services delivered through the Global Support Center.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                  YEAR ENDED DECEMBER 31
                                              ------------------------------
                                                 2001                2000
                                              ---------            ---------

United States........................           $(6,991)            $(6,228)
Asia-Pacific.........................               368                  81
Europe...............................            (8,495)             (1,741)
India................................             3,078                  91
                                               --------             -------
Total................................          $(12,040)            $(7,797)
                                               ========             =======

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

     The decline in selling, general and administrative expenses in 2001 was partially offset by a decline in gross profit margin from 32.5% of revenue in 2000 to 31.8% of revenue in 2001. The decline in gross profit margin results from competitive pricing pressures in the US market as well as a decrease in consultant utilization rates.

     APAC operating income increased by 354.3%, or $287,000, from $81,000 in 2000 to $368,000 in 2001. The increase was attributable primarily to an improvement in operating performance in Australia (an increase of $644,000) and Indonesia (an increase of $557,000), as both countries realized an improvement in gross profit margins as consultant utilization improved. The increase was partially offset by a decline in operating income in Japan (a decrease of $941,000), as gross margins declined as a result of local market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash flow generated from operations and financing activities.

     The Company had cash and cash equivalents of $1.6 million at December 31, 2002 and $2.1 million at December 31, 2001. The Company had working capital of $12.4 million at December 31, 2002 and $18.2 million at December 31, 2001.

     Cash used in continuing operating activities was $717,000 during the year ended December 31, 2002, resulting primarily from the net loss of $8.5 million, increases in accounts receivable of $6.1 million and other current assets of $786,000 and decreases in accrued expenses and other liabilities of $743,000 and accrued restructuring charges of $710,000. These amounts were partially offset by non-cash depreciation and amortization of $3.7 million, the provision for doubtful accounts of $443,000, SeraNova receivable impairment and other charges of $8.4 million and increases in accounts payable of $2.1 million and accrued payroll and related taxes of $1.1 million. The increase in accounts receivable results from an increase in year-end billings, driven by escalating revenues. The decrease in accrued restructuring charges results from payments under the various restructuring programs. The increases in other current assets, accounts payable and accrued payroll and related taxes and decrease in accrued expenses and other liabilities result primarily from timing differences.

     The Company invested $1.6 million, $3.1 million and $3.2 million in computer equipment, internal-use computer software and office furniture and fixtures in 2002, 2001 and 2000, respectively. The decrease in 2002 results from concerted efforts by management to closely monitor and curtail capital expenditures.

     As discussed in Note 3 to the Consolidated Financial Statements, the Company maintains a revolving credit facility with PNC Bank, N.A. (the "Bank"). As of December 31, 2001, the Company was not in compliance with the consolidated net worth and unconsolidated net worth financial covenants. In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10.8 million of the note due from SeraNova, and (4) a new financial covenant requiring that the Company generate earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least 90% of the prior year's EBITDA.

     During 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions of EBITDA, total stockholders equity and unconsolidated stockholders equity (for purposes of computing related covenant compliance) to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12.6 million of the note due from SeraNova.

     The Company was in compliance with all covenants as of December 31, 2002. The Company expects to be able to comply with all financial covenants in 2003.

     The Company's current revolving credit facility with PNC Bank, N.A. (the "Bank") is due to expire on May 31, 2003. The Company has requested an extension of the current agreement and believes that such extension will be granted on terms substantially similar to the previous credit facility. However, there is no assurance that the Company will be granted such an extension on acceptable terms, if at all. Should the Company not be able to obtain the credit facility extension with the Bank, the Company believes that it has the ability to obtain another revolving credit facility, with substantially similar terms, from another financial institution.

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

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against the SeraNova Group. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. SeraNova then filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. In response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. The parties have completed the discovery process and the Company has moved for summary judgment, which is scheduled to be heard by the Court on April 4, 2003. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from the SeraNova Group or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     As discussed in Note 5 to the Consolidated Financial Statements, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on

November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on May 1, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company is continuing to pursue its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations. At the same time, the Company has also been periodically engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during 2002:

                                          WRITE-DOWN      WRITE-OFF        ASSUMPTION
                                           OF  NOTE        OF OTHER       OF  CERTAIN
                                          RECEIVABLE     RECEIVABLES         LEASE          OTHER
                                          - SERANOVA      - SERANOVA       OBLIGATIONS     CHARGES          TOTAL
                                        ----------------------------------------------------------------------------
Charges to operations during 2002...    $   5,140,000   $  1,257,000     $   1,501,000   $    464,000   $  8,362,000
Costs paid during 2002..............               --             --          (361,000)      (318,000)      (679,000)
Non-cash items......................       (5,140,000)    (1,257,000)               --             --     (6,397,000)
                                        -------------   ------------     -------------   ------------   ------------
Accrued costs as of December 31,
2002                                    $          --   $         --     $   1,140,000   $    146,000   $  1,286,000
                                        =============   ============     =============   ============   ============

     In 2002, the Company recorded a $5.1 million charge to write-down the carrying value of the Note to $4.0 million. The Company also recorded a $1.3 million charge to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company recorded a charge of $1.5 million for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1.3 million of the liability remains outstanding, of which $1.0 million is included in other long-term liabilities.

     At December 31, 2002, the Company re-evaluated the realizability of the carrying value of the Note, as well as any required change to the obligations associated with the office space costs. Based upon the current status of the negotiations with the SeraNova Group, the Company determined that no change to the carrying value of the Note or the recorded liability was appropriate as of December 31, 2002. However, if the Company were to collect less than $4.0 million on the Note recorded as of December 31, 2002, or incur additional obligations or costs, the SeraNova receivable impairment and/or charges would be increased in future periods.

     The Company's 2003 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the remaining availability under the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business.

     The Company believes that its available credit arrangements and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months.

     During the first quarter of 2003, the Company has been actively evaluating strategic alternatives related to its Asia-Pacific operations, as a result of continuing operating underperformance and the resulting negative impact on cash flows within the region. Although no definitive agreement has been executed, the Company has been negotiating the divestiture of certain of its Asia-Pacific entities to an unrelated third party. The divesture transaction would involve the sale of stock of the Company's subsidiaries in Australia, Hong Kong, New Zealand (including Indonesia) and Singapore (the "APAC Subsidiaries") in exchange for a nominal ownership interest in a newly created company. The Company plans on continuing to conduct negotiations with such unrelated third party.

     The   following  is   summarized   financial   information   for  the  APAC
Subsidiaries:

                                                         YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                                2002                2001                2000
                                       ------------------- ------------------- -------------------
Revenue.............................      $   7,029,000       $   8,426,000       $   7,372,000
Pre-tax income (loss)...............           (976,000)            582,000            (715,000)
Income tax provision (benefit)......             69,000             252,000              48,000
Income (loss) from operations.......         (1,045,000)            330,000            (763,000)


                                        December 31, 2002   December 31, 2001
                                        -----------------   -----------------
Current assets......................      $   3,136,000       $   2,677,000
Total assets........................          3,811,000           3,251,000
Current liabilities.................          6,042,000           4,456,000
Total liabilities...................          6,042,000           4,460,000
Net assets of operations............         (2,231,000)         (1,209,000)


CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following tables summarize the Company's contractual obligations and other commercial commitments as of December 31, 2002:

                                                                  PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------------------------------
DESCRIPTION OF                                          LESS THAN         1 - 3           3 - 5          MORE THAN
---------------                                         ---------         -----           -----          ---------
CONTRACTUAL OBLIGATION                    TOTAL           1 YEAR          YEARS           YEARS           5 YEARS
----------------------                    -----           ------          -----           -----           -------

Revolving Credit Facility               $6,059,000      $6,059,000      $       --      $       --        $      --
Capital Lease Obligations                  378,000         315,000          63,000              --               --
Operating Lease Obligations              9,451,000       2,227,000       3,743,000       2,586,000          895,000
Other Long-Term Liabilities              1,028,000         213,000         426,000         389,000              --
                                       -----------     -----------      ----------      ----------        ---------
Total Contractual Obligations          $16,916,000     $ 8,814,000      $4,232,000      $2,975,000         $895,000
                                       ===========     ===========      ==========      ==========         ========

     The Company uses its $20.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million. The Company estimates undrawn availability under the credit facility to be $7.4 million as of December 31, 2002.

     The Company's current revolving credit facility with PNC Bank, N.A. (the "Bank") is due to expire on May 31, 2003. The Company has requested an extension of the current agreement and believes that such extension will be granted on terms substantially similar to the previous credit facility. However, there is no assurance that the Company will be granted such an extension on acceptable terms, if at all. Should the Company not be able to obtain the credit facility extension with the Bank, the Company believes that it has the ability to obtain another revolving credit facility, with substantially similar terms, from another financial institution.

     The Company has also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

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

     On November 7, 2002, the Company received another letter from Nasdaq advising the Company that it failed to meet Nasdaq requirements for continued listing as the closing "bid" price of the Company's common stock was less than $1.00 for 30 trading days. On January 28, 2003, the Company received a letter from Nasdaq advising the Company that it had regained compliance with the continued listing requirements.

     In the future, should the Company fail to maintain a minimum closing bid price of $1.00 for a period of 30 consecutive trading days, it would once again be subject to notification by Nasdaq that it failed to meet Nasdaq requirements for continued listing. Upon such notice, the Company would have 180 days from the notice date to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum of 10 consecutive trading days during the 180-day compliance period. A delisting from the Nasdaq National Market could severely and adversely affect the market liquidity of the Company's Common Stock.

RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

     Nagarjun Valluripalli, the Chief Executive Officer and a Director of the Company, Rajkumar Koneru, a former Director of the Company, and Ashok Pandey, an affiliate of the Company, were the sole shareholders of Intelligroup Asia Private Ltd. ("Intelligroup Asia"). Historically, Intelligroup Asia operated the Advanced Development Center in Hyderabad, India for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia were subject to prior approval by the Company. The Company and Messrs. Valluripalli, Koneru and Pandey entered into an agreement pursuant to which the Company would, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997. As a result, the Company currently owns 99.8% of the shares of Intelligroup Asia.

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

     During 2002, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $329,000. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     During 2002, the Company provided implementation services to McCann Erickson, which produced revenues for the Company totaling approximately $242,000. A member of the Company's Board of Directors, Nic Di Iorio, serves as the Chief Technology Officer of McCann Erickson. Services were priced at rates comparable to other similar arrangements in which the Company regularly participates.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has evaluated the impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, and does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability (with a corresponding reduction in revenue) for the fair value of the obligation assumed under certain guarantees. FIN No. 45 clarifies the requirements of SFAS No.5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability, or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement

(performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of the adoption of FIN No. 45, and does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("Transition Provisions"). In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principal Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("Disclosure Provisions"). The Transition Provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 31, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the Transition Provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the Disclosure Provisions of SFAS No. 148.

EUROPEAN MONETARY UNION (EMU)

     The Company currently only operates in certain European countries that do not participate in the EMU. Therefore, the Company believes that the recent conversion to the euro did not have a material financial impact on its operations in Europe. However, the Company would re-evaluate the financial impact of the conversion to the euro on its operations should those countries in which the Company operates decide to join the EMU.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. A list of the financial statements and supplementary data filed herewith is found at "Item 15. Exhibits, List, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In June 2002, after a review of the events concerning Arthur Andersen LLP ("Andersen"), the Company's Board of Directors delegated to its Audit Committee the responsibility to work with the Company's management to review the qualifications of the major national accounting firms to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. On July 25, 2002, the Company dismissed Andersen as the Company's auditors. Andersen's reports on the Company's consolidated financial statements for each of the years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principals. During the years ended December 31, 2001 and 2000 and the subsequent interim period through July 25, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years. Further, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

     The current members of the Board of Directors are:

                                     SERVED AS A
 NAME                        AGE    DIRECTOR SINCE    POSITIONS WITH THE COMPANY
 ----                        ---    --------------    --------------------------

Nagarjun Valluripalli......  34           1994        Chairman of the Board,
                                                      President, Chief Executive
                                                      Officer and Director

Klaus P. Besier............  51           1996        Director

Dennis McIntosh............  47           2000        Director

Alexander Graham Wilson....  54           2002        Director

Prabhas Panigrahi..........  43           2002        Director

Nic Di Iorio...............  43           2002        Director


     The principal occupations and business experience, for at least the past five years, of each Director and nominee is as follows:

     Nagarjun Valluripalli joined the Company in March 1994 and currently serves as Chairman of the Board, President, Chief Executive Officer and as a Director of the Company. From January 4, 2000 until December 15, 2000, Mr. Valluripalli served as Co-Chief Executive Officer. From March 1994 through October 1997, Mr. Valluripalli served as an Executive Vice President of the Company. In May 1993, Mr. Valluripalli co-founded Oxford Systems, Inc., a systems integration company ("Oxford"). In March 1994, Mr. Valluripalli and his co-founder sold all of the issued and outstanding capital stock of Oxford to the Company. Prior to founding Oxford, from 1990, Mr. Valluripalli was marketing manager for VJ Infosystems, a software training and services company. From September 9, 1999 until March 8, 2001, Mr. Valluripalli also served on the Board of Directors of SeraNova, Inc., formerly a majority-owned subsidiary of the Company spun off from the Company in a tax-free distribution to its shareholders on July 5, 2000.

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

     Alexander Graham Wilson was elected to the Board of Directors in June 2002. He currently serves as a Director of Xendra Limited, a Wellington, New Zealand company, and has been pursuing private business interests including several IT management and consulting assignments since 1998. Since 1999, Mr. Wilson has also been a member of the Technology New Zealand Advisory Committee for the Foundation of Research, Science and Technology. From 1984 to 1998, Mr. Wilson worked for Azimuth Consulting Limited, an independent technology consultant company located in Wellington, New Zealand, which he co-founded in 1983 and which was acquired in late 1998 by Intelligroup, Inc. From 1992 to 1997, he was a member of the Executive Committee of the Information Technology Association of New Zealand. From 1994 until 1995 Mr. Wilson was a Director of Public Record Access New Zealand Limited, a joint venture between Telecom New Zealand, Unisys New Zealand and Azimuth. Mr. Wilson received a degree with honors from Auckland University in New Zealand and did post-graduate work at Monash University in Melbourne, Australia.

     Prabhas Panigrahi was elected to the Board of Directors in June 2002. Mr. Panigrahi currently serves as a Director of Research at Kevin Dann & Partners, a New York based investment banking firm. From August 2001 until March 2002 Mr. Panigrahi served as Partner, Managing Director and Head of Research at Brask and Company, a European investment bank, based in London, where he covered European technology strategy and software and services sectors. From July 1998 to August 2001, Mr. Panigrahi worked as Senior Vice President and Director in equity research for Dresdner Kleinwort Wasserstein in New York and London covering multiple sectors, including the global technology sector. Prior to that, from June 1996 to July 1998, Mr. Panigrahi worked at Credit Suisse First Boston in New York as Vice President in equity research and from 1992 to 1996 with Bankers Trust Company (Deutsche Bank) in New York as an Associate in corporate finance and mergers and acquisition departments. Prior to his investment-banking career, from 1984-1989 Mr. Panigrahi worked with McDermott, Inc. in Houston, Texas as a Professional Engineer. As an analyst, Institutional Investors, Reuters, Latin Finance, Global Investors and Greenwich polls have ranked Mr. Panigrahi. Mr. Panigrahi has a

Bachelor of  Technology  (with  Honors)  degree in  engineering  from the Indian
Institute of Technology, a Masters degree in Engineering from Texas A&M University, a Masters of Business Administration in International Business from Katholieke Universiteit, Belgium and a Masters of Business Administration in Finance from the University of Chicago.

     Nic Di Iorio was elected to the Board of Directors in July 2002. Mr. Di Iorio joined McCann-Erickson Worldwide in April 1995 as Senior Vice President, Director of Information Technology, with overall responsibilities for McCann-Erickson's worldwide IT strategy and implementation. Mr. Di Iorio emphasizes the use of technology to enhance the quality of McCann's product, business development and management decision-making. He sets overall direction and strategies on IT, working with management from every level of professional and administrative discipline. Additionally, Mr. Di Iorio heads MCT Inc., a wholly owned subsidiary of the McCann-Erickson WorldGroup, that specializes in general and industry-specific IT services. MCT operates as an applications services provider and delivers financial, production and media management systems, and collaborative/strategic Intranet/Extranet web tools worldwide. Prior to joining McCann, Mr. Di Iorio spent four years at Young & Rubicam as Vice President, Director of Global Network Services, responsible for the worldwide strategy and implementation of its IT infrastructure. Prior to that, he spent ten years in Research and Development organizations at GTE and AT&T
Bell Laboratories working on new technologies in the area of distributed systems, data networking, security and telecommunications. He held various leadership roles in the ISO and CCITT international standards committees, where he authored two international standards and chaired two subcommittees. He also participated in the Internet's IETF committee. Mr. Di Iorio holds Bachelor and Master degrees in Computer Science, has published in both trade and professional publications and has been a key speaker at trade and professional conferences.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. There are no family relationships among any of the executive officers, Directors and key employees of the Company.

COMPENSATION OF DIRECTORS

     On August 8, 2002, the Company's Board of Directors (the "Board") amended its policy to compensate each of its non-employee Directors. Pursuant to the Company's amended policy, each non-employee director will receive the following cash payments and option grants: (i) $30,000 annual fee to be paid in arrears after the Company's Annual Meeting of Shareholders (the "Annual Meeting"); (ii) $3,000 per each meeting of the Board attended; (iii) $2,000 per each meeting of the Audit Committee attended; (iv) $1,000 per each meeting of any other committee of the Board attended; and (v) an annual stock option grant of 10,000 shares of the Company's Common Stock to be granted in arrears after the Annual Meeting. The option grant is subject to the Company's standard vesting program. With respect to Directors who serve less than one year, the $30,000 annual fee is pro rated as to the number of Board meetings held during the year for which such compensation is being paid. Other than Messrs. Besier, McIntosh, Wilson, Panigrahi and Di Iorio, who are compensated pursuant to such policy, Directors do not otherwise receive cash compensation pursuant to such policy. The Company reimburses Directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board.

     In addition, on June 3, 1996, the Board of Directors approved and the shareholders adopted the Company's 1996 Non-Employee Director Stock Option Plan (the "Director Plan"), which became effective on July 12, 1996. The Director Plan provides for the grant of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee Directors of the Company. The Board of Directors administers the Director Plan.

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

     Members of the Board of Directors, including non-employee Directors, also are eligible to receive option grants pursuant to the 1996 Plan.

     On June 6, 2002, each of Messrs. Wilson and Panigrahi received options to purchase 20,000 shares of the Company's Common Stock under the Company's Director Plan at an exercise price of $1.62 per share, the fair market value of the Company's Common Stock at the date of grant.

     On July 25, 2002, Mr. Di Iorio received options to purchase 20,000 shares of the Company's Common Stock under the Company's Director Plan at an exercise price of $1.09 per share, the fair market value of the Company's Common Stock at the date of grant.

     On August 8, 2002, each of Messrs. Besier and McIntosh received options to purchase 10,000 shares of the Company's Common Stock under the Company's 1996 Stock Plan at an exercise price of $1.15 per share, the fair market value of the Company's Common Stock at the date of grant.

EXECUTIVE OFFICERS

     The  following  table  identifies  the  current  executive  officers of the
Company:

                                   CAPACITIES IN                  IN CURRENT
NAME                      AGE      WHICH SERVED                   POSITION SINCE
----                      ---      -------------                  --------------
Nagarjun Valluripalli....  34      Chairman of the Board,             2000
                                   President, Chief Executive
                                   Officer and Director

Nicholas Visco(1)........  43      Senior Vice                        2000
                                   President-Finance &
                                   Administration, Chief
                                   Financial Officer,
                                   Treasurer and Secretary
-------------------

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

     Each of Prabhas Panigrahi and Alexander Graham Wilson filed a Form 3 on June 18, 2002. Such Form 3 should have been filed no later than June 17, 2002.

ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during 2002 and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 2000, 2001 and 2002.

                                         SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                                                                        LONG-TERM
                                                        ANNUAL COMPENSATION              COMPEN-
                                                                                         SATION
                                                                                         AWARDS
                                            ----------------------------------------------------------------------
                                                                           OTHER
                                                                           ANNUAL       SECURITIES       ALL OTHER
                                                                           COMPEN-      UNDERLYING        COMPEN-
 NAME AND PRINCIPAL                YEAR        SALARY           BONUS      SATION        OPTIONS          SATION
    POSITION                                     ($)             ($)        ($)            (#)              ($)
      (a)                          (b)           (c)             (d)        (e)(1)         (g)              (i)
------------------------------------------------------------------------------------------------------------------

Nagarjun Valluripalli...........   2002        350,000              --         --       1,050,000         10,202(3)
  Chairman of the Board,           2001        350,000         200,000(2)      --              --         10,202(3)
  President, and Chief             2000        349,992              --         --         300,000(4)      10,202(3)
  Executive Officer

Nicholas Visco..................   2002        200,000              --         --          25,000             --
  Senior Vice President -          2001        200,000          75,000(5)      --              --             --
  Finance & Administration,        2000        158,333          50,000(5)      --         117,500(6)          --
  Chief Financial Officer,
  Treasurer and Secretary
------------------------------------------------------------------------------------------------------------------

----------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive for the fiscal year.

(2) Represents a bonus for the full year 2001, which was approved by the Company's Compensation Committee in March 2002. A $60,000 compensation advance provided to Mr. Valluripalli in May 2001 was offset against such bonus. The balance of such bonus was paid in August 2002.

(3) Represents the value of insurance premiums paid by the Company with respect to term and whole life insurance for the benefit of the Named Executive.

(4) Represents stock options granted during fiscal year 1999 and which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted in 2000 to reflect the impact of the spin-off by the Company of SeraNova, Inc.

(5)  Mr.  Visco  earned a bonus of $75,000 and $50,000 for the fiscal years 2000
     and  1999,  respectively.   Such  bonuses  were  paid  in  2001  and  2000,
     respectively.

(6) Represents stock options previously granted to Mr. Visco during fiscal 1998, 1999 and 2000 and which were outstanding as of July 5, 2000, the exercise price of which the Company adjusted in 2000 to reflect the impact of the spin-off by the Company of SeraNova, Inc.

OPTION GRANTS IN 2002

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1996 Plan during 2002 to each of the Named Executives. The Company has never granted any stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------
                                             Individual Grants
-------------------------------------------------------------------------------------------------------------
                         Number of      Percent of                                    Potential Realizable
                        Securities    Total Options                                     Value At Assumed
                        Underlying      Granted to                                    Annual Rates of Stock
        Name              Options      Employees in   Exercise                       Price Appreciation For
                          Granted     Fiscal Year(2)  or Base      Expiration Date       Option Term(3)
                                                        Price
                          (#) (1)                       ($/SH)                         5%($)       10%($)
         (a)                (b)            (c)           (d)             (e)            (f)          (g)
---------------------- -------------- --------------- ----------- ------------------ ----------- ------------

Nagarjun Valluripalli..   750,000          67.9%          0.90          9/22/12       424,508    1,075,748
                          300,000          27.1%          0.90          9/22/12       169,803      430,299

Nicholas Visco.........    25,000           2.3%          1.07           2/7/12        16,823       42,631

---------

(1) Such options were granted pursuant to the Company's 1996 Plan. The 1996 Plan was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996. A total of 5,200,000 shares are reserved for issuance upon the exercise of options and/or stock purchase rights granted under the 1996 Plan, 3,962,034 of which have been granted as of December 31, 2002. Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non-employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan. Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options ("ISOs") or non-qualified stock options ("NQSOs")), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan. The exercise price of an ISO may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company's assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options. The 1996 Plan terminates on July 11, 2006 unless sooner terminated by the Board of Directors.

(2) Based on an aggregate of 1,105,000 options granted to employees in 2002, including options granted to the Named Executives.

(3) Based on a grant date fair market value of $0.90 for the grants to Mr. Valluripalli and $1.07 for the grant to Mr. Visco.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning each exercise of options during 2002 by each of the Named Executives and the year-end number and value of unexercised options held by each of the Named Executives.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------
                                                              NUMBER OF
                                                              SECURITIES         VALUE OF
                                                              UNDERLYING        UNEXERCISED
                                                             UNEXERCISED       IN-THE-MONEY
                                                              OPTIONS AT        OPTIONS AT
                                                                FISCAL            FISCAL
                              SHARES                           YEAR-END          YEAR-END
                            ACQUIRED ON        VALUE             (#)              ($)(1)
        NAME                 EXERCISE        REALIZED        EXERCISABLE/      EXERCISABLE/
                                (#)             ($)         UNEXERCISABLE      UNEXERCISABLE
        (a)                     (b)             (c)              (d)                 (e)
--------------------------------------------------------------------------------------------
Nagarjun Valluripalli...        --              --              225,000/            -- /
                                                              1,125,000           $94,500
Nicholas Visco..........        --              --              105,000/          -- / --
                                                                 37,500

--------------

(1) Based on a year-end fair market value of the underlying securities equal to $0.99 less the exercise price for such shares.

EMPLOYMENT AGREEMENTS, CHANGE-IN-CONTROL AGREEMENTS, INDEMNIFICATION AGREEMENTS, NON-COMPETITION, NON-DISCLOSURE AND NON-SOLICITATION AGREEMENTS

     Mr. Valluripalli entered into a two-year employment agreement with the Company commencing on September 20, 2002. Pursuant to the terms of such agreement, Mr. Valluripalli is entitled to, among other things, (i) an annual base salary of $350,000; (ii) a potential annual bonus based upon meeting and exceeding the Company's annual budget approved by the Company's Board of Directors for pre-tax income; (iii) continuation of base salary payments for a fifteen (15) month period and reimbursement for medical benefits pursuant to an election under COBRA in the event of the Company's termination of Mr. Valluripalli's employment with the Company without cause. In addition to the provisions of such agreement requiring Mr. Valluripalli to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Valluripalli has agreed that during the term of his employment and for a period of fifteen (15) months following the termination of his employment with the Company, he shall not, among other things, (i) interfere with the Company's customer relationships or (ii) solicit the Company's employees, executives and affiliates. In the event that Mr. Valluripalli's employment is terminated during the period beginning one (1) month before, and ending twelve (12) months after, a Change in Control (as such term is defined in the

Employment Agreement), then (i) Mr. Valluripalli shall receive continuation of base salary payments for a fifteen (15) month period and reimbursement for medical benefits pursuant to an election under COBRA; (ii) the non-competition restrictions, including the restrictions that Mr. Valluripalli not solicit the Company's customers or solicit the Company's employees, executives and affiliates shall lapse; and (iii) the unvested portion of any stock options granted by the Company to Mr. Valluripalli shall vest in full and become exercisable.

     On November 4, 1998, Mr. Visco entered into a change-in-control agreement with the Company. Mr. Visco entered into an employment agreement with the Company commencing October 1, 1999, which, in addition to terms of employment, amended certain provisions of his change-in-control agreement. Pursuant to his change-in-control agreement, as amended, if Mr. Visco's employment is terminated during the three-month period before or during the one-year period after a Change-in-Control (as defined therein) then Mr. Visco is entitled to, among other things, (i) twelve times his regular monthly salary minus the number of months since the change-in-control, (ii) the Company's cost of the then available health insurance benefits for a period of twenty-four (24) months and
(iii) eighty (80%) percent of the unvested portion of any stock options granted by the Company to Mr. Visco shall vest in full and become immediately exercisable. Such employment agreement, as amended on November 1, 2000, is terminable at will by either party upon 30 days notice. Pursuant to the terms of such agreement, Mr. Visco is entitled to, among other things, (i) an annual base salary of $200,000; (ii) a potential annual bonus of 50% of such base salary; and (iii) continuation of base salary payments for a twelve (12) month period and a pro-rata bonus payment in the event of the Company's termination of Mr. Visco's employment with the Company without cause. In addition to the provisions of such agreement requiring Mr. Visco to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Visco has agreed that during the term of his employment and for a period of one year following the termination of his employment with the Company, he shall not, among other things, (i) interfere with the Company's customer relationships or
(ii) solicit the Company's employees, executives and affiliates.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Besier, McIntosh and Panigrahi. Messrs. Besier, McIntosh and Panigrahi have not served as either an officer or employee of the Company or any of its subsidiaries at any time. Mr. Besier serves as the Chief Executive Officer of FirePond, Inc. (formerly Clear With Computers, Inc.) ("FirePond"). During 2002, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $329,000. The Company also provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates. There are no, and during 2002 there were no, Compensation Committee Interlocks.

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Market Index and Peer Group Index (capitalization weighted) for the period beginning on December 31, 1997 and ending on the last day of the Company's last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

              COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)(2)
         AMONG INTELLIGROUP, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                              AND A PEER GROUP (3)



                              [GRAPH INSERTED HERE]





                            12/31/97   12/31/98   12/31/99   12/31/00   12/31/01   12/31/02
                            --------   --------   --------   --------   --------   --------
Intelligroup, Inc..........  $100.00    $ 93.46    $129.41    $  4.58    $  5.12    $  5.18

Nasdaq Market Index........  $100.00    $140.99    $261.48    $157.42    $124.89    $ 86.34

Peer Group Index
(Capitalization Weighted)..  $100.00    $117.59    $236.60    $ 38.55    $ 32.79    $ 12.97

-----------

(1) Graph assumes $100 invested on December 31, 1997 in the Company's Common Stock, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).

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

     The Company's executive officer compensation program is comprised of base salary, discretionary and contractual annual cash bonuses, stock options and various other benefits, including medical insurance and a 401(k) Plan, which are generally available to all employees of the Company.

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

     Bonuses are paid on an annual basis and are discretionary or contractual. The amount of bonus is based on criteria which are designed to effectively measure a particular executive's attainment of goals which relate to his or her duties and responsibilities as well as overall Company performance. In general, the annual incentive bonus is based on operational and financial results of the Company and focuses on the contribution to these results of a business unit or division, and the executive's individual performance in achieving the results.

     The stock option program is designed to relate executives' and certain middle managers' and other key personnel long-term interests to shareholders' long-term interests. In general, stock option awards are granted if warranted by the Company's growth and profitability. Stock options are awarded on the basis of individual performance and/or the achievement of internal strategic objectives.

     When considering information relevant to the Chief Executive Officer's compensation, the Committee is comprised solely of Messrs. Besier, McIntosh and Panigrahi. Based on review of available information, the Committee believes that the Chief Executive Officer's current total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for computer products and services and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officer's compensation.

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

                                            Compensation Committee Members

                                            (as currently constituted)



                                            Klaus P. Besier

                                            Dennis McIntosh

                                            Prabhas Panigrahi

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

EQUITY COMPENSATION PLANS

     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------
                                             NUMBER OF                                  NUMBER OF SECURITIES
                                         SECURITIES TO BE                             REMAINING AVAILABLE FOR
                                            ISSUED UPON           WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                                            EXERCISE OF          EXERCISE PRICE OF      EQUITY COMPENSATION
                                            OUTSTANDING             OUTSTANDING          PLANS (EXCLUDING
                                         OPTIONS, WARRANTS       OPTIONS, WARRANTS    SECURITIES REFLECTED IN
             PLAN CATEGORY                  AND RIGHTS               AND RIGHTS              COLUMN (A))
                                                (a)                     (b)                      (c)
-------------------------------------------------------------------------------------------------------------
(i)  Equity compensation plans
     approved by security holders:
     Option Plans(1).................         3,033,201               $2.39                   1,267,966
(ii) Equity compensation plans not
     approved by security holders....           165,000               $2.04                          --
                                             -----------             -------                 -----------
     Total...........................         3,198,201               $2.37                   1,267,966

-----------

(1) Includes information regarding the following stockholder-approved equity compensation plans: (i) 1996 Non-Employee Director Stock Option Plan; and (ii) the 1996 Stock Plan.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

     On October 31, 2000, the Company's Board of Directors approved the grant of an option to several employees for an aggregate of 105,000 shares of Common Stock at an exercise price of $2.063 per share. On November 1, 2000, the Company's Board of Directors approved the grant of an option to Nicholas Visco for 60,000 shares of Common Stock at an exercise price of $2.00 per share. Each of the above options vest in four equal semiannual installments beginning on the first six-month anniversary of the date of grant and expire on the tenth anniversary of the date of grant. If the grantee's employment relationship terminates on account of disability or death, the grantee or grantee's estate, as the case may be, may exercise any outstanding options for one year following the termination. If termination is for any other reason, the grantee may exercise any outstanding options for 90 days following such termination. The options are not assignable or otherwise transferable except by will or the laws of descent and distribution and shall be exercisable during the grantee's lifetime only by the grantee. The Company's Board of Directors is required to make appropriate adjustments in connection with such option grants in October and November to reflect stock splits, stock dividends and other similar changes in capitalization. The option grants also contain provisions addressing the consequences of a merger, consolidation or sale of all or substantially all of the Company's assets. Upon the occurrence of such events, all outstanding options are to be assumed, or substituted for, by the acquiring or succeeding corporation. However, if the acquiring or succeeding corporation does not agree to assume, or substitute for, outstanding options, then the Board of Directors must accelerate the options to make them fully exercisable and notify the grantee that the option shall be fully exercisable for a period of 15 days from the date of such notice.

COMMON STOCK

     There were, as of March 18, 2003, approximately 79 holders of record and 2,678 beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of March 18, 2003, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees),
(iii) each of the Company's Named Executives, and (iv) all Directors and executive officers as a group. This information is based upon information furnished to the Company by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is that of the Company address.

                                                    AMOUNT AND NATURE OF         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)       OF CLASS(2)
------------------------------------               --------------------          --------
(i)   Certain Beneficial Owners:

Ashok Pandey(3)..............................            2,141,583                  12.9%

Beechrock Holdings Limited(4)................            1,762,740                  10.6%

Braydon Holdings Limited(5)..................            1,563,185                   9.4%

(ii)  Directors (which includes all nominees)
      and Named Executives who are not set
      forth above:

Nagarjun Valluripalli(6).....................              251,500                   1.5%

Klaus Besier(7)..............................               32,000                     *

Dennis McIntosh(8)...........................               15,000                     *

Alexander Graham Wilson(9)...................              451,164                   2.7%

Prabhas Panigrahi(10)........................                   --                    --

Nic Di Iorio(11).............................                7,500                     *

Nicholas Visco(12)...........................              112,050                     *

(iii) All Directors and executive officers
      as a group (7 persons)(13).............              869,214                   5.1%

---------------

*       Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2) Applicable percentage of ownership is based on 16,630,125 shares of Common Stock outstanding on March 18, 2003, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within 60 days after March 18, 2003.

(3) The address for Mr. Pandey is 944 Stuart Road, Princeton, New Jersey 08540. The information set forth relating to the number of shares owned of record is based solely upon data derived from a Form 4 filed by such shareholder.

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

(6) Represents 4,500 shares of Common Stock owned of record, 22,000 shares of Common Stock owned indirectly as spouse and 225,000 shares of Common Stock underlying options, granted to Mr. Valluripalli, which are exercisable as of March 18, 2003, or sixty (60) days after such date. Excludes 1,125,000 shares of Common Stock underlying options, which become exercisable over time after such period.

(7) Includes 2,000 shares of Common Stock owned indirectly as spouse and 30,000 shares of Common Stock underlying options, granted to Mr. Besier, which are exercisable as of March 18, 2003 or sixty (60) days after such date. Excludes 20,000 shares of Common Stock underlying options, which became exercisable over time after such period.

(8) Represents 15,000 shares of Common Stock underlying options, which are exercisable as of March 18, 2003, or sixty (60) days after such date. Excludes 15,000 shares of Common Stock underlying options, which become exercisable over time after such period.

(9) Represents 451,164 shares of Common Stock owned of record as of March 18, 2003. Excludes 20,000 shares of Common Stock underlying options, which become exercisable as of March 18, 2003 or sixty (60) days after such date.

(10) Excludes 20,000 shares of Common Stock underlying options, which become exercisable over time after March 18, 2003 or sixty (60) days after such date.

(11) Represents 7,500 shares of Common Stock owned of record as of March 18, 2003. Excludes 20,000 shares of Common Stock underlying options, which become exercisable as of March 18, 2003 or sixty (60) days after such date.

(12) Includes 800 shares of Common Stock owned of record and 111,250 shares of Common Stock underlying options, which are exercisable as of March 18, 2003, or sixty (60) days after such date. Excludes 31,250 shares of Common Stock underlying options, which become exercisable after such period.

(13) Includes an aggregate of 381,250 shares of Common Stock underlying options granted to Directors and executive officers listed in the table which are exercisable as of March 18, 2003 or within sixty (60) days after such date. Excludes 1,251,250 shares underlying options granted to executive officers and Directors, which become exercisable over time after such period.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company, Rajkumar Koneru, a former officer and director of the Company, and Ashok Pandey, a shareholder and former officer and director of the Company, were the sole shareholders of Intelligroup Asia Private Ltd. ("Intelligroup Asia"). Historically, Intelligroup Asia operated the Advanced Development Center in Hyderabad, India for the sole and exclusive use and benefit of the Company and all contracts and commercial arrangements of Intelligroup Asia were subject to prior approval by the Company. The Company and Messrs. Valluripalli, Koneru and Pandey entered into an agreement pursuant to which the Company would, subject to necessary Indian government approvals, acquire the shares of Intelligroup Asia for nominal consideration. Such Indian government approvals were received in September 1997. As a result, the Company currently owns 99.8% of the shares of Intelligroup Asia.

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

     During 2002, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $329,000. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     During 2002, the Company provided implementation services to McCann Erickson, which produced revenues for the Company totaling approximately $242,000. A member of the Company's Board of Directors, Nic Di Iorio, serves as the Chief Technology Officer of McCann Erickson. Services were priced at rates comparable to other similar arrangements in which the Company regularly participates.

ITEM 14.     CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.     EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

    (a) (1)  Financial Statements.

             Reference is made to the Index to Financial Statements on Page F-1.

        (2)  Financial Statement Schedules.

             None.

        (3)  Exhibits.

             Reference is made to the Exhibit Index on Page 76.

    (b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2003.

                                            INTELLIGROUP, INC.



                                            By:  /s/ Nagarjun Valluripalli
                                               ----------------------------
                                               Nagarjun Valluripalli,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Nagarjun Valluripalli       Chief Executive Officer and       March 28, 2003
---------------------------
Nagarjun Valluripalli           Director (principal executive
                                officer)

/s/ Nicholas Visco              Senior Vice President- Finance    March 28, 2003
---------------------------
Nicholas Visco                  and Administration (principal
                                financial and accounting officer)


/s/ Klaus Besier                Director                          March 28, 2003
---------------------------
Klaus Besier

/s/ Dennis McIntosh             Director                          March 28, 2003
---------------------------
Dennis McIntosh

/s/ Alexander Graham Wilson     Director                          March 28, 2003
---------------------------
Alexander Graham Wilson

/s/ Prabhas Panigrahi           Director                          March 28, 2003
---------------------------
Prabhas Panigrahi

/s/ Nic Di Iorio                Director                          March 28, 2003
---------------------------
Nic Di Iorio

                                 CERTIFICATIONS

I, Nagarjun Valluripalli certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Intelligroup, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003                        By: /s/ Nagarjun Valluripalli
                                               -----------------------------
                                            Nagarjun Valluripalli
                                            Chairman of the Board, President
                                            and Chief Executive Officer


I, Nicholas Visco certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Intelligroup, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: March 28, 2003            By: /s/ Nicholas Visco
                                   ---------------------------------------------
                                Nicholas Visco
                                Senior Vice President-Finance and Administration
                                and Chief Financial Officer

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

    10.3* Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

    10.4* Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23.

    10.5* Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

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

    10.9 R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

    10.10 ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

    10.11 Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

    10.12 Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

    10.13 Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See
               Exhibit 10.11.

    10.14 Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

    10.15 Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.16 Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.17 Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.18 Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.19 Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.20 Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

    10.21 Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

    10.22 Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

    10.23* First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

    10.24 mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

    10.25 Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

    10.26 First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association.

    10.27* Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

    10.28+ Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association.

    21+        Subsidiaries of the Registrant.

    23+        Consent of Deloitte & Touche LLP.

    99.1+      Statement pursuant to 18 U.S.C. Section 1350.

--------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+    Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report - Deloitte & Touche LLP..................      F-2

Report of Independent Public Accountants - Arthur Andersen LLP........      F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001..........      F-4

Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001 and 2000..............................      F-5

Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 2002, 2001 and 2000..............................      F-6

Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000..............................      F-7

Notes to Consolidated Financial Statements............................      F-8

Financial Statement Schedules

    Financial Statement Schedules required by the Securities and Exchange Commission have been omitted, as the required information is included in the Notes to Consolidated Financial Statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheet of Intelligroup, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Intelligroup, Inc. as of December 31, 2001 and 2000, and for the years then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002 (except with respect to paragraph 4 of Note 3, as to which the date is March 27, 2002).

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated financial statements of Intelligroup, Inc. as of December 31, 2001 and 2000, and for the years then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



                                            DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 10, 2003

    INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, SHAREHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.


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


                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 1, 2002
(except with respect to paragraph 4
of Note 3, as to which the
date is March 27, 2002)

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                         2002              2001
                                                                    -------------     -------------
                             ASSETS
Current Assets:
  Cash and cash equivalents...................................      $   1,574,000     $   2,138,000
  Accounts receivable, less allowance for doubtful accounts
      of $1,453,000 and $2,073,000 at December 31, 2002
      and 2001, respectively..................................         19,212,000        13,519,000
  Unbilled services...........................................          7,141,000         7,536,000
  Prepaid income taxes........................................            624,000           342,000
  Deferred tax asset..........................................          1,088,000         1,736,000
  Other current assets........................................          3,050,000         3,548,000
  Note receivable - SeraNova..................................          4,000,000         9,140,000
                                                                    -------------     -------------
          Total current assets................................         36,689,000        37,959,000
  Property and equipment, net.................................          6,025,000         8,099,000
  Deferred tax asset..........................................            490,000                --
  Other assets................................................            915,000         1,036,000
                                                                    -------------     -------------
                                                                    $  44,119,000     $  47,094,000
                                                                    =============     =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................................      $   5,606,000     $   3,548,000
  Accrued payroll and related taxes...........................          6,590,000         5,465,000
  Accrued expenses and other current liabilities..............          3,901,000         4,414,000
  Deferred revenue............................................          1,280,000         1,211,000
  Income taxes payable........................................            551,000           427,000
  Current portion of long-term debt and obligations under
     capital leases...........................................          6,374,000         4,712,000
                                                                    -------------     -------------
          Total current liabilities...........................         24,302,000        19,777,000
                                                                    -------------     -------------

Deferred tax liability........................................                 --           164,000
Obligations under capital leases, less current portion........             63,000           371,000
Other long-term liabilities...................................          1,028,000                --
                                                                    -------------     -------------
          Total long-term liabilities.........................          1,091,000           535,000
                                                                    -------------     -------------

Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued or outstanding...................                 --                --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 16,630,000 shares issued and outstanding
     at December 31, 2002 and 2001............................            166,000           166,000
  Additional paid-in capital..................................         41,366,000        41,366,000
  Accumulated deficit.........................................        (19,168,000)      (10,685,000)
  Accumulated other comprehensive loss........................         (3,638,000)       (4,065,000)
                                                                    -------------     -------------
        Total shareholders' equity ...........................         18,726,000        26,782,000
                                                                    -------------     -------------
                                                                    $  44,119,000     $  47,094,000
                                                                    =============     =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       2002              2001             2000
                                                  -------------     -------------    -------------
Revenue......................................     $ 108,331,000     $ 110,413,000    $ 115,118,000
Cost of sales................................        75,774,000        75,291,000       77,724,000
                                                  -------------     -------------    -------------
    Gross profit.............................        32,557,000        35,122,000       37,394,000
                                                  -------------     -------------    -------------
Selling, general and administrative expenses.        27,576,000        30,206,000       42,004,000
Depreciation and amortization................         2,872,000         3,695,000        3,187,000
SeraNova receivable impairment and other
    charges..................................         8,362,000                --               --
Proxy contest charges........................         1,073,000                --               --
Restructuring and other special charges......            30,000        13,261,000               --
                                                  -------------     -------------    -------------
    Total operating expenses.................        39,913,000        47,162,000       45,191,000
                                                  -------------     -------------    -------------
    Operating loss...........................        (7,356,000)      (12,040,000)      (7,797,000)
Interest income..............................            37,000           538,000        1,178,000
Interest expense.............................          (454,000)         (690,000)        (603,000)
Other income (expense).......................          (149,000)          191,000           (5,000)
                                                  -------------     -------------    -------------
Loss from continuing operations before
    income tax provision (benefit)...........        (7,922,000)      (12,001,000)      (7,227,000)
Income tax provision (benefit)...............           561,000           592,000         (573,000)
                                                  -------------     -------------    -------------
Loss from continuing operations..............        (8,483,000)      (12,593,000)      (6,654,000)
Loss from discontinued operations, net of
    tax benefit of  $0, $0 and
    $(2,095,000), respectively...............                --                --       (4,891,000)
                                                  -------------     -------------    -------------
Net loss.....................................     $  (8,483,000)    $ (12,593,000)   $ (11,545,000)
                                                  =============     =============    =============

Earnings (loss) per share:
    Basic and diluted earnings (loss)
    per share:
        Loss from continuing operations .....     $       (0.51)    $       (0.76)   $       (0.40)
        Discontinued operations .............                --                --            (0.30)
                                                  -------------     -------------    -------------
           Net loss per share................     $       (0.51)    $       (0.76)   $       (0.70)
                                                  =============     =============    =============

        Weighted average number of common
           shares - basic and diluted........        16,630,000        16,630,000       16,485,000
                                                  =============     =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          RETAINED     ACCUMULATED
                                      COMMON STOCK        ADDITIONAL      EARNINGS        OTHER           TOTAL       COMPREHENSIVE
                                ----------------------      PAID-IN     (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'  INCOME (LOSS)
                                  SHARES       AMOUNT       CAPITAL       DEFICIT)     INCOME (LOSS)     EQUITY       FOR THE PERIOD
                                  ------       ------       -------       --------     -------------     ------       --------------
Balance at December 31, 1999... 15,949,000    $160,000    $43,356,000   $  6,317,000    $(1,179,000)   $48,654,000

Issuance of common stock in
connection with acquisitions...    100,000       1,000             --             --             --          1,000

Spin-off distribution of
SeraNova common stock..........         --          --     (7,733,000)     7,136,000       (107,000)      (704,000)

Exercise of stock options......    581,000       5,000      5,743,000             --             --      5,748,000

Currency translation
adjustments....................         --          --             --             --       (953,000)      (953,000)    $   (953,000)

Net loss.......................         --          --             --    (11,545,000)            --    (11,545,000)     (11,545,000)
                                ----------    --------    -----------   ------------    -----------    -----------     ------------

Balance at December 31, 2000... 16,630,000     166,000     41,366,000      1,908,000     (2,239,000)    41,201,000     $(12,498,000)
                                                                                                                       ============

Currency translation
adjustments....................         --          --             --             --     (1,826,000)    (1,826,000)    $ (1,826,000)

Net loss.......................         --          --             --    (12,593,000)            --    (12,593,000)     (12,593,000)
                                ----------    --------    -----------   ------------    -----------    -----------     ------------

Balance at December 31, 2001... 16,630,000     166,000     41,366,000    (10,685,000)    (4,065,000)    26,782,000     $(14,419,000)
                                                                                                                       ============

Currency translation
adjustments....................         --          --             --             --        427,000        427,000     $    427,000

Net loss.......................         --          --             --     (8,483,000)            --     (8,483,000)      (8,483,000)
                                ----------    --------    -----------   ------------    -----------    -----------     ------------

Balance at December 31, 2002... 16,630,000    $166,000    $41,366,000   $(19,168,000)   $(3,638,000)   $18,726,000     $ (8,056,000)
                                ==========    ========    ===========   ============    ===========    ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               2002                2001               2000
                                                                          -------------       -------------      -------------
Cash flows from operating activities:
   Net loss..........................................................     $  (8,483,000)      $ (12,593,000)     $ (11,545,000)
   Less: Loss from discontinued operations, net of tax...............                --                  --         (4,891,000)
                                                                          -------------       -------------      -------------
   Loss from continuing operations...................................        (8,483,000)        (12,593,000)        (6,654,000)
   Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of
     continuing operations:
       Depreciation and amortization.................................         3,702,000           4,475,000          3,480,000
       Provision for doubtful accounts...............................           443,000           1,821,000          3,293,000
       SeraNova receivable impairment and other charges..............         8,362,000                  --                 --
       Restructuring and other special charges.......................            30,000          13,261,000                 --
       Deferred income taxes.........................................            (6,000)           (430,000)           533,000
   Changes in operating assets and liabilities:
     Accounts receivable.............................................        (6,136,000)          7,098,000          1,876,000
     Unbilled services...............................................           395,000          (1,603,000)         1,759,000
     Prepaid income taxes............................................          (282,000)             42,000          3,228,000
     Other current assets............................................          (786,000)            805,000         (2,121,000)
     Other assets....................................................           121,000             424,000            735,000
     Accounts payable................................................         2,058,000          (3,299,000)         3,049,000
     Accrued payroll and related taxes...............................         1,125,000          (1,015,000)           953,000
     Accrued expenses and other current liabilities..................          (743,000)           (439,000)           677,000
     Accrued restructuring charges...................................          (710,000)           (574,000)          (608,000)
     Deferred revenue................................................            69,000             208,000          1,003,000
     Income taxes payable............................................           124,000            (200,000)        (3,277,000)
                                                                          -------------       -------------      -------------
   Net cash (used in) provided by operating activities of
     continuing operations...........................................          (717,000)          7,981,000          7,926,000
                                                                          -------------       -------------      -------------

Cash flows from investing activities:
     Purchases of equipment .........................................        (1,628,000)         (3,149,000)        (3,212,000)
     Purchases of software licenses..................................                --          (2,678,000)        (3,957,000)
                                                                          -------------       -------------      -------------
   Net cash used in investing activities of continuing operations....        (1,628,000)         (5,827,000)        (7,169,000)
                                                                          -------------       -------------      -------------

Cash flows from financing activities:
   Principal payments under capital leases...........................          (646,000)           (594,000)          (117,000)
   Proceeds from exercise of stock options...........................                --                  --          5,749,000
   Other borrowings (repayments).....................................             7,000             (36,000)            91,000
   Net change in line of credit borrowings...........................         1,993,000            (947,000)        (5,572,000)
   Net change in note receivable-SeraNova prior to spin-off date.....                --                  --         (6,662,000)
   Repayment of note receivable-SeraNova subsequent to spin-off date.                --           2,060,000          3,149,000
                                                                          -------------       -------------      -------------
     Net cash provided by (used in) financing activities of
       continuing operations.........................................         1,354,000             483,000         (3,362,000)
                                                                          -------------       -------------      -------------
     Effect of foreign currency exchange rate changes on cash........           427,000          (1,826,000)          (953,000)
                                                                          -------------       -------------      -------------
Net cash (used in) provided by continuing operations ................          (564,000)            811,000         (3,558,000)
Net cash used in discontinued operations ............................               --                  --            (625,000)
                                                                          -------------       -------------      -------------
Net (decrease) increase in cash and cash equivalents ................          (564,000)            811,000         (4,183,000)
Cash and cash equivalents at beginning of period.....................         2,138,000           1,327,000          5,510,000
                                                                          -------------       -------------      -------------
Cash and cash equivalents at end of period...........................     $   1,574,000       $   2,138,000      $   1,327,000
                                                                          =============       =============      =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes........................................     $   1,058,000       $   1,216,000      $   4,053,000
                                                                          =============       =============      =============
   Cash paid for interest............................................     $     454,000       $     690,000      $     603,000
                                                                          =============       =============      =============
Supplemental disclosures of non-cash transactions:
   Issuance of common stock in connection with acquisitions..........     $          --       $          --      $       1,000
                                                                          =============       =============      =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

     The Company's 2003 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business.

     The Company's current revolving credit facility with PNC Bank, N.A. (the "Bank") is due to expire on May 31, 2003. The Company has requested an extension of the current agreement and believes that such extension will be granted on terms substantially similar to the previous credit facility. However, there is no assurance that the Company will be granted such an extension on acceptable terms, if at all. Should the Company not be able to obtain the credit facility extension with the Bank, the Company believes that it has the ability to obtain another revolving credit facility, with substantially similar terms, from another financial institution.

Principles of Consolidation and Use of Estimates

     The accompanying  consolidated financial statements include the accounts of
Intelligroup,   Inc.  and  its  majority  owned  subsidiaries.  All  significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Cash and Cash Equivalents

     Cash  and  cash  equivalents   consist  of  investments  in  highly  liquid
short-term instruments, with maturities of three months or less from the date of purchase.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $443,000, $1,821,000 and $3,293,000 in 2002, 2001 and 2000,
respectively. Accounts written off totaled $1,063,000, $1,809,000 and $4,171,000 in 2002, 2001 and 2000, respectively.

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

     The Company capitalizes direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. The cost of the internal-use software and the capitalized implementation-related costs are included within computer software in property and equipment as of December 31, 2002 and 2001 (See Note 2). Such capitalized costs are amortized on a straight-line basis over the software's estimated useful life of three years.

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

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

     The  Company  also  derives  a portion  of its  revenue  from  fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term, on a monthly basis in accordance with the terms of the contract. Revenue generated from certain other fixed-price contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company's project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. The Company has committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF No. 01-14, which concluded that reimbursable "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the statement of operations. Accordingly, effective January 1, 2002, the Company has reported gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statement of operations. The Company has also reclassified prior period financial information for presentation consistent with EITF No. 01-14. The impact of this reclassification was an increase to both revenue and cost of sales of $2,489,000, $2,307,000 and $2,280,000 in 2002, 2001 and 2000,
respectively.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     The following table reconciles the revenue and cost of sales amounts as reported prior to the adoption of EITF No. 01-14 to the amounts now reported in the statement of operations, which reflect the adoption of EITF No. 01-14:

                                                      2001              2000
                                                  -------------    -------------
Amounts Prior to Adoption of EITF No. 01-14:
  Revenue.......................................  $ 108,106,000    $ 112,838,000
  Cost of sales.................................  $  72,984,000    $  75,444,000

Amount of reimbursable expense
  reclassification as per EITF No. 01-14........  $   2,307,000    $   2,280,000


Amounts After Adoption of EITF No. 01-14:
  Revenue.......................................  $ 110,413,000    $ 115,118,000
  Cost of sales.................................  $  75,291,000    $  77,724,000

     Unbilled services at December 31, 2002 and 2001 represent services provided through December 31, 2002 and 2001, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

     Deferred revenue at December 31, 2002 and 2001 represents amounts billed to customers but not yet earned or included as revenue as of December 31, 2002 and 2001, respectively. Such amounts are anticipated to be recorded as revenue as services are performed in the subsequent year.

Stock-Based Compensation

     Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement of Financial Accounting Standard ("SFAS") No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Stock-based compensation issued to non-employees is valued using the fair value method.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("Transition Provisions"). In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("Disclosure Provisions"). The Transition Provisions of SFAS No. 148 are effective for financial  statements  for fiscal  years ending  after  December  31, 2002.  The
Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the Transition Provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the Disclosure Provisions of SFAS No. 148; however, the Company will continue to apply the intrinsic value method under APB Opinion No. 25.

     For disclosure purposes, pro forma net income (loss) and earnings (loss) per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                         2002                   2001                  2000
                                                   -------------         --------------         -------------

Net loss, as reported..........................    $  (8,483,000)        $  (12,593,000)        $ (11,545,000)

Deduct: total stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of related tax effects.....................       (7,884,000)           (10,301,000)          (20,445,000)
                                                   -------------         --------------         -------------
Pro forma net loss.............................    $ (16,367,000)        $  (22,894,000)        $ (31,990,000)
                                                   =============         ==============         =============

Basic and diluted earnings (loss) per share:
     as reported...............................    $       (0.51)        $        (0.76)        $       (0.70)
                                                   =============         ==============         =============
     pro forma.................................    $       (0.98)        $        (1.38)        $       (1.94)
                                                   =============         ==============         =============

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 111%, 110% and 121%, risk-free interest rate of 1.8%, 3.3% and 5.2% and expected lives of 2.4, 2.7 and 3.4, in 2002, 2001 and 2000, respectively. The weighted average fair value of options granted during 2002, 2001 and 2000 was $0.58, $0.70 and $4.68, respectively.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Currency Translation

     Assets and liabilities relating to foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated into U.S. dollars using monthly average exchange rates during the year. Translation adjustments associated with assets and liabilities are excluded from income and credited or charged directly to accumulated other comprehensive loss.

Concentrations

     For the years ended December 31, 2002, 2001 and 2000, approximately 62%, 69% and 63% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 2003 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP. For each of the years ended December 31, 2002, 2001 and 2000, approximately 22%, 17% and 24% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft. For each of the years ended December 31, 2002, 2001 and 2000, approximately 9% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     A substantial portion of the Company's revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For years ended December 31, 2002, 2001 and 2000, 34%, 42% and 36%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

     During 2002 and 2000, one customer accounted for approximately 10% of revenue. During 2001, no single customer accounted for more than 10% of revenue.

Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic earnings (loss) per share and diluted earnings (loss) per share were as follows:

                                                          2002            2001             2000
                                                     ------------    ------------     ------------

Loss from continuing operations...............       $(8,483,000)    $(12,593,000)    $ (6,654,000)

Loss from discontinued operations.............                --               --       (4,891,000)
                                                     -----------     ------------     ------------
Net loss......................................       $(8,483,000)    $(12,593,000)    $(11,545,000)
                                                     ===========     ============     ============

Basic and diluted earnings (loss) per share:
  Weighted average number of common shares....        16,630,000       16,630,000       16,485,000
                                                     -----------     ------------     ------------
  Basic and diluted loss per share from
    continuing operations.....................       $     (0.51)    $      (0.76)    $      (0.40)

  Basic and diluted loss per share from
    discontinued operations...................                --               --            (0.30)
                                                     -----------     ------------     ------------
  Basic and diluted net loss per share........       $     (0.51)    $      (0.76)    $      (0.70)
                                                     ===========     ============     ============

     Stock options, which would be antidilutive (3,198,201, 2,833,849 and 3,369,746 as of December 31, 2002, 2001 and 2000, respectively) have been excluded from the calculations of diluted shares outstanding and diluted earnings (loss) per share.

Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and unbilled services. Management of the Company believes the fair value of accounts receivable and unbilled services approximates the carrying value. The Company does not utilize derivative instruments. The carrying amount of the Company's line of credit approximates fair market value based upon current borrowing rates available to the Company.

Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has evaluated the impact of the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, and does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

NOTE 1 - BUSINESS AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability (with a corresponding reduction in revenue) for the fair value of the obligation assumed under certain guarantees. FIN No. 45 clarifies the requirements of SFAS No.5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability, or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of the adoption of FIN No. 45, and does not believe it will have a material impact on the Company's consolidated financial position or consolidated results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                             2002                     2001
                                       --------------            --------------
Vehicles............................   $      171,000            $      158,000
Furniture...........................        3,470,000                 3,347,000
Equipment...........................       11,439,000                10,520,000
Computer software...................        4,361,000                 3,987,000
Leasehold improvements..............        1,109,000                 1,046,000
                                       --------------            --------------
                                           20,550,000                19,058,000
Less-Accumulated depreciation.......      (14,525,000)              (10,959,000)
                                       --------------            --------------
                                       $    6,025,000            $    8,099,000
                                       ==============            ==============

     Depreciation expense was $3,702,000, $4,057,000 and $3,024,000 (including $830,000, $780,000 and $293,000 of depreciation expense recorded within cost of sales, respectively) in 2002, 2001 and 2000, respectively.


NOTE 3 - LINES OF CREDIT

     On May 31, 2000, the Company and the Bank entered into an agreement to replace a previous facility with a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to EBITDA. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6,059,000. The Company estimates undrawn availability under the credit facility to be $7,394,000 as of December 31, 2002. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $4,066,000.

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

     During 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions of EBITDA, total stockholders equity and unconsolidated stockholders equity (for purposes of computing related covenant compliance) to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12,600,000 of the note due from SeraNova.

     The Company was in compliance with all covenants as of December 31, 2002. The Company expects to be able to comply with all financial covenants in 2003.

     The Company's current revolving credit facility with the Bank is due to expire on May 31, 2003. The Company has requested an extension of the current agreement and believes that such extension will be granted on terms substantially similar to the previous credit facility. However, there is no assurance that the Company will be granted such an extension on acceptable terms, if at all.

     Interest expense on debt and obligations under capital leases approximated $454,000, $690,000 and $603,000 for the years ended December 31, 2002, 2001 and
2000, respectively.


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

     The following is summarized financial information for the discontinued operations of SeraNova:

                                                 JANUARY 1, 2000 TO
                                                    JULY 5, 2000
                                                 -------------------
     Revenue.............................           $  36,019,000
     Pre-tax loss........................              (6,986,000)
     Income tax benefit..................              (2,095,000)
     Loss from discontinued operations...              (4,891,000)


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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 million and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company has moved for summary judgment, which is scheduled to be heard by the Court on April 4, 2003. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     In addition, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on May 1, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company is continuing to pursue its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations. At the same time, the Company has also been periodically engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recorded the following charges during 2002:

                                          WRITE-DOWN      WRITE-OFF        ASSUMPTION
                                           OF  NOTE        OF OTHER       OF  CERTAIN
                                          RECEIVABLE     RECEIVABLES         LEASE          OTHER
                                          - SERANOVA      - SERANOVA       OBLIGATIONS     CHARGES          TOTAL
                                        ----------------------------------------------------------------------------
Charges to operations during 2002...    $   5,140,000   $  1,257,000     $   1,501,000   $    464,000   $  8,362,000
Costs paid during 2002..............               --             --          (361,000)      (318,000)      (679,000)
Non-cash items......................       (5,140,000)    (1,257,000)               --             --     (6,397,000)
                                        -------------   ------------     -------------   ------------   ------------
Accrued costs as of December 31,
2002                                    $          --   $         --     $   1,140,000   $    146,000   $  1,286,000
                                        =============   ============     =============   ============   ============

     In 2002, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. The Company also recorded a $1,257,000 charge to write-off the carrying value of the other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Additionally, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1,286,000 of the liability remains outstanding, of which $1,028,000 is included in other long-term liabilities.

     At December 31, 2002, the Company re-evaluated the realizability of the carrying value of the Note, as well as any required change to the obligations associated with the office space costs. Based upon the current status of the negotiations with the SeraNova Group, the Company determined that no change to the carrying value of the Note or the recorded liability was appropriate as of December 31, 2002. However, if the Company were to collect less than $4,000,000 on the Note recorded as of December 31, 2002, or incur additional obligations or costs, the SeraNova receivable impairment and/or charges would be increased in future periods.

NOTE 6 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In 2002, the Company recorded a $30,000 restructuring and other special charges provision related to the downsizing of the Company's operations in Australia. The charges resulted primarily from severance costs associated with reducing employee headcount in the region.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                                SEVERANCE AND         ASSET
                                                RELATED COSTS      IMPAIRMENTS       EXIT COSTS          TOTAL
                                               -------------------------------------------------------------------

Accrued costs as of December 31, 1999.....      $     865,000     $         --      $     84,000     $    949,000

Costs paid during 2000....................           (608,000)              --                --         (608,000)
                                                -------------     ------------      ------------     ------------
Accrued costs as of December 31, 2000.....            257,000               --            84,000          341,000

Charges to operations during 2001.........            530,000       10,999,000         1,732,000       13,261,000
Costs paid during 2001....................           (402,000)              --          (172,000)        (574,000)
Non-cash utilization during 2001.........                  --      (10,999,000)       (1,177,000)     (12,176,000)
                                                -------------      -----------      ------------     ------------
Accrued costs as of December 31, 2001.....            385,000               --           467,000          852,000

Charges to operations during 2002.........             30,000               --                --           30,000
Costs paid during 2002....................           (326,000)              --          (384,000)        (710,000)
                                                -------------     ------------      ------------     ------------
Accrued costs as of December 31, 2002.....      $      89,000     $         --      $     83,000     $    172,000
                                                =============     ============      ============     ============

The Company expects to pay out the remaining costs above within the next 12 months.

NOTE 7 - INCOME TAXES

     Income taxes provision (benefit) consists of the following:

                               2002               2001               2000
                          ------------       ------------      -------------
Current:
    Federal.........      $        --        $   636,000       $ (1,951,000)
    State...........          170,000                 --                 --
    Foreign.........          397,000            386,000            506,000
                          ------------       ------------      -------------
                              567,000          1,022,000         (1,445,000)
                          ------------       ------------      -------------

Deferred:
    Federal.........               --           (430,000)           872,000
    State...........               --                 --                 --
    Foreign.........           (6,000)                --                 --
                          ------------       ------------      -------------
                               (6,000)          (430,000)           872,000
                          ------------       ------------      -------------
Total...............      $   561,000        $   592,000       $   (573,000)
                          ============       ============      ============

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for this difference are:

                                                      2002            2001             2000
                                                     ------          ------           ------
Tax at federal statutory rate...............          (34)%           (34)%            (34)%
Nondeductible expenses......................            1              --                1
State income tax, net of federal benefit....            1              --               --
Foreign losses for which no benefit is
    available...............................           12              25                7
Changes in valuation allowance..............           12               8               16
Foreign operations taxed at less than U.S.
    statutory rate, primarily India.........           10              10                2
Other.......................................            5              (4)              --
                                                     ------          ------           ------
Effective tax rate..........................            7%              5%              (8)%
                                                     ======          ======           ======

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

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                        2002           2001
                                                        ----           ----
     Deferred tax assets:
       Allowance for doubtful accounts........      $   574,000     $  731,000
       Vacation accrual.......................          213,000        326,000
       Net operating losses...................        9,903,000      6,688,000
       Other accrued liabilities..............          301,000        293,000
                                                    -----------     ----------
     Total deferred tax assets................       10,991,000      8,038,000

     Deferred tax liability-accelerated
     depreciation.............................        (745,000)      (621,000)

     Valuation allowance......................       (8,668,000)    (5,845,000)
                                                    -----------     ----------

     Net deferred tax asset...................      $ 1,578,000     $1,572,000
                                                    ===========     ==========

     During 2002 and 2001, the Company generated operating losses. The Company has provided a valuation allowance against certain of these net operating losses, as the ability to utilize these losses may be limited in the future. Net operating loss carryforwards expire in various years through 2022. Although the realization of the deferred tax assets is not assured, management believes it is more likely than not, that the 2002 net deferred tax asset of $1,578,000 will be realized.

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

Employment Agreements

     As of December 31, 2002, the Company had employment agreements with certain of its executives, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $550,000.

Leases

     The Company leases office space, office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002. Future minimum aggregate annual lease payments are as follows:

                       For the Years
                    Ending December 31,              Capital        Operating
              ------------------------------      -----------      ----------
              2003..........................       $  330,000      $2,227,000
              2004..........................           63,000       1,956,000
              2005..........................               --       1,787,000
              2006..........................               --       1,297,000
              2007..........................               --       1,289,000
              Thereafter....................               --         895,000
                                                   ----------      ----------
              Subtotal......................          393,000       9,451,000
              Less-Interest.................           15,000              --
                                                      378,000       9,451,000
              Less-Current Portion..........          315,000       2,227,000
                                                   ----------      ----------
                                                   $   63,000      $7,224,000
                                                   ==========      ==========

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was $4,544,000, $4,647,000 and $3,940,000, respectively.

Tax Contingency in India

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 1999. The assessment is for 28 million rupees, or approximately $580,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $580,000 would be recorded and reflected in the Company's consolidated statement of operations.

Proxy Contest and Related Legal Matters

     In 2002, the Company incurred $1,073,000 of charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs.

     On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the
Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties' motions. The parties are continuing with the discovery process.

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff indicated to the Court on August 16, 2002, that he would continue the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. A trial date has been scheduled for May 5, 2003.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have filed an Answer to the Company's complaint denying the Company's claims and discovery is ongoing. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, consolidated financial condition or consolidated results of operations.

Other Legal Matters

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. On March 27, 2003, the parties agreed to the terms of a settlement agreement, which will be effective upon payment of the settlement amount. Pursuant to such agreement, the Company is obligated to pay its portion of the settlement amount equal to an aggregate amount of $50,000 within two weeks. The payment by the Company of its portion of the settlement amount will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     The Company is engaged in other legal and administrative proceedings. Except for the litigation related to the SeraNova Note (See Note 5), management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

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

                                                                         Weighted Average
                                                    Number of Shares      Exercise Price
    --------------------------------------------------------------------------------------
    Options Outstanding, December 31, 1999
    (336,090 exercisable)...................           3,927,280             $    9.55

    Granted.................................           4,842,931             $    4.94

    Exercised...............................            (581,450)            $   10.06

    Canceled................................          (4,819,015)            $    9.31

    --------------------------------------------------------------------------------------
    Options Outstanding, December 31, 2000
    (1,038,275 exercisable).................           3,369,746             $    3.18

    Granted.................................             157,810             $    1.07

    Exercised...............................                  --             $     --

    Canceled................................            (693,707)            $    3.41

    --------------------------------------------------------------------------------------
    Options Outstanding, December 31, 2001
    (1,658,764 exercisable).................           2,833,849             $    3.10

    Granted.................................           1,165,000             $    0.94

    Exercised...............................                  --             $     --

    Canceled................................            (800,648)            $    2.86

    --------------------------------------------------------------------------------------
    Options Outstanding, December 31, 2002
    (1,615,300 exercisable).................           3,198,201             $    2.37
                                                   ==============           =============

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

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                    Outstanding                               Exercisable
                        ----------------------------------------     -----------------------------
                                     Weighted
                                      Average
                                     Remaining        Weighted                       Weighted
    Exercise Price        Number      Life (in        Average          Number of      Average
       Range            of shares      years)      Exercise Price       shares      Exercise Price
-----------------------------------------------------------------    -----------------------------
 $0.9000 to 0.9499      1,050,000        9.7           $  0.9000             --        $      --

 $0.9500 to 0.9999         19,250        8.5           $  0.9717          3,750        $  0.9750

 $1.0000 to 1.4999        169,625        8.6           $  1.1091         69,500        $  1.1232

 $1.5000 to 2.2499        337,803        7.4           $  2.0244        261,453        $  2.0756

 $2.2500 to 2.7499        833,887        6.5           $  2.5445        733,976        $  2.5443

 $2.7500 to 2.9999        304,500        6.8           $  2.8005        228,000        $  2.8004

 $3.0000 to 4.4999        244,660        6.6           $  4.2738        137,110        $  4.2144

 $4.5000 to 6.7499        165,176        5.5           $  5.2977        128,611        $  5.3527

 $6.7500 to 9.9999         23,300        7.2           $  8.6874         12,900        $  8.6734

$10.0000 to 13.7500        50,000        6.6           $ 13.0760         40,000        $ 13.1464
                        ---------       ----          ----------      ---------       ----------
 $0.9000 to 13.7500     3,198,201        7.8           $  2.3723      1,615,300        $  3.1167
                        =========                                     =========

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

NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2002, 2001 and 2000, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $329,000, $156,000 and $307,000, respectively. A member of the Company's Board of Directors, Klaus P. Besier, serves as the Chief Executive Officer of FirePond. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

     During 2002, the Company provided implementation services to McCann Erickson, which produced revenues for the Company totaling approximately $242,000. A member of the Company's Board of Directors, Nic Di Iorio, serves as the Chief Technology Officer of McCann Erickson. Services were priced at rates comparable to other similar arrangements in which the Company regularly participates.

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

          o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company has ceased operations in Sweden as of January 1, 2003, due to continuing operating losses. The European headquarters are located in Milton Keynes, United Kingdom; and

          o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India.

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

     Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the years ended December 31, 2002, 2001 and 2000.

                                    UNITED STATES    ASIA-PACIFIC        EUROPE            INDIA               TOTAL
                                    -------------    ------------        ------            -----               -----
2002
----
Revenue.......................      $ 78,712,000     $ 10,209,000     $  6,024,000     $ 13,386,000       $ 108,331,000

Depreciation & amortization...         1,796,000          197,000          222,000          657,000           2,872,000  (1)

Operating income (loss).......        (7,037,000)      (1,510,000)      (1,093,000)       2,284,000          (7,356,000) (2)

Total assets..................        30,633,000        4,851,000        2,170,000        6,465,000          44,119,000

2001
----

Revenue.......................      $ 74,023,000     $ 13,213,000     $ 10,737,000     $ 12,440,000       $ 110,413,000

Depreciation & amortization...         2,167,000          253,000          684,000          591,000           3,695,000  (3)

Operating income (loss).......        (6,991,000)         368,000       (8,495,000)       3,078,000         (12,040,000) (4)

Total assets..................        34,720,000        4,788,000        2,183,000        5,403,000          47,094,000

2000
----

Revenue.......................      $ 79,602,000     $ 11,149,000     $ 17,976,000     $  6,391,000       $ 115,118,000

Depreciation & amortization...         2,023,000          145,000          697,000          322,000           3,187,000  (5)

Operating income (loss).......        (6,228,000)          81,000       (1,741,000)          91,000          (7,797,000)

Total assets..................        44,749,000        5,918,000        9,309,000        7,392,000          67,368,000

---------

(1) Excludes $830,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2002.

(2) Includes $8,362,000 of SeraNova receivable impairment and other charges, $1,073,000 of proxy contest charges and $30,000 of restructuring and other special charges for the year ended December 31, 2002.

(3) Excludes $780,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2001.

(4) Includes $13,261,000 of restructuring and other special charges for the year ended December 31, 2001. Of the total restructuring and other special charge, approximately $8,187,000 and $5,074,000 are included within the operating losses of the United States and Europe, respectively.

(5) Excludes $293,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2000.

     Included above is application maintenance and support revenues of $27,601,000, $23,240,000 and $20,173,000 for the years ended December 31, 2002,
2001 and 2000, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

NOTE 13 -QUARTERLY INFORMATION (UNAUDITED)

                                                             Fiscal Year Quarters
                                     ----------------------------------------------------------------------
                                        First         Second         Third         Fourth         Total
                                     ----------------------------------------------------------------------
Year Ended December 31, 2002
----------------------------
Revenue..........................    $24,609,000   $26,476,000    $28,358,000   $28,888,000   $108,331,000

Gross margin.....................      7,421,000     8,264,000      8,355,000     8,517,000     32,557,000

Net income (loss)................         11,000    (8,561,000)        13,000        54,000     (8,483,000)

Earnings per share - basic and
 diluted:

Net income (loss) per share......           0.00         (0.51)          0.00          0.00          (0.51)


YEAR ENDED DECEMBER 31, 2001
----------------------------
Revenue..........................    $30,789,000   $28,734,000    $25,538,000   $25,352,000   $110,413,000

Gross margin.....................      9,165,000     9,387,000      8,641,000     7,929,000     35,122,000

Net income (loss)................        188,000       179,000        146,000   (13,106,000)   (12,593,000)

Earnings per share - basic and
    diluted:

Net income (loss) per share......           0.01          0.01           0.01         (0.79)         (0.76)