Form 10-Q
period 2003-03-31
INTELLIGROUP INC
filed 2003-05-15
CIK 1016439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                           Commission File No. 0-20943


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

               Yes:  X                              No:
                   -----                               -----

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes:                                 No:  X
                   -----                               -----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of May 12, 2003:

             Class                                       Number of Shares
             -----                                       ----------------
  Common Stock, $.01 par value                              16,644,625

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (unaudited)...............       1

           Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002...........................................       2

           Consolidated Statements of Operations and Comprehensive
           Income (Loss) for the Three Months Ended March 31, 2003
           and 2002....................................................       3

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and 2002...............................       4

           Notes to Consolidated Financial Statements..................       5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............      19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..      37

   Item 4. Controls and Procedures.....................................      37

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...........................................      38

   Item 3. Defaults Upon Senior Securities.............................      41

   Item 5. Other Information...........................................      41

   Item 6. Exhibits and Reports on Form 8-K............................      42

SIGNATURES.............................................................      43

CERTIFICATIONS.........................................................      44

                          PART I. FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2003            2002
                                                                      ------------    ------------
                              ASSETS
Current Assets:
  Cash and cash equivalents.....................................      $  2,256,000    $  1,163,000
  Accounts receivable, less allowance for doubtful accounts of
      $1,088,000 and $1,388,000 at March 31, 2003 and December
      31, 2002, respectively....................................        18,017,000      17,745,000
  Unbilled services.............................................         5,727,000       6,818,000
  Prepaid income taxes..........................................           517,000         624,000
  Deferred tax asset............................................         1,088,000       1,088,000
  Other current assets..........................................         2,917,000       2,858,000
  Note receivable - SeraNova....................................                --       4,000,000
  Assets held for sale..........................................                --       3,069,000
                                                                      ------------    ------------
         Total current assets...................................        30,522,000      37,365,000

  Property and equipment, net...................................         5,229,000       5,725,000
  Deferred tax asset............................................           119,000         118,000
  Other assets..................................................           938,000         911,000
                                                                      ------------    ------------
                                                                      $ 36,808,000    $ 44,119,000
                                                                      ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................      $  4,051,000  $    5,229,000
  Accrued payroll and related taxes.............................         7,123,000       5,891,000
  Accrued expenses and other current liabilities................         4,302,000       3,491,000
  Deferred revenue..............................................         1,050,000       1,280,000
  Income taxes payable..........................................           394,000         356,000
  Current portion of long-term debt and obligations under
      capital leases............................................         6,051,000       6,374,000
  Liabilities held for sale.....................................                --       1,681,000
                                                                      ------------    ------------
         Total current liabilities..............................        22,971,000       24,302,000
                                                                      ------------    ------------
Obligations under capital leases, less current portion..........            64,000          63,000
Other long-term liabilities.....................................           932,000       1,028,000
                                                                      ------------    ------------
         Total long-term liabilities............................           996,000       1,091,000
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued or outstanding................................                --              --
  Common stock, $.01 par value, 25,000,000 shares authorized,
      16,630,000 shares issued and outstanding at March 31,
       2003 and December 31, 2002, respectively.................           166,000         166,000
  Additional paid-in capital....................................        41,366,000      41,366,000
  Accumulated deficit...........................................       (26,519,000)    (19,168,000)
  Accumulated other comprehensive loss..........................        (2,172,000)     (3,638,000)
                                                                      ------------    ------------
        Total shareholders' equity .............................        12,841,000      18,726,000
                                                                      ------------    ------------
                                                                      $ 36,808,000    $ 44,119,000
                                                                      ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                        THREE MONTHS
                                                                        ------------
                                                                       ENDED MARCH 31,
                                                                       ---------------
                                                                   2003               2002
                                                             --------------     --------------

Revenue ................................................     $  27,235,000      $  23,005,000
Cost of sales ..........................................        19,309,000         16,025,000
                                                             -------------      -------------
    Gross profit .......................................         7,926,000          6,980,000
                                                             -------------      -------------
Selling, general and administrative expenses ...........         6,868,000          5,996,000
Depreciation and amortization...........................           699,000            692,000
SeraNova receivable impairment and other charges........         5,060,000                 --
Proxy contest charges ..................................           297,000                 --
                                                             -------------      -------------
    Total operating expenses ...........................        12,924,000          6,688,000
                                                             -------------      -------------
    Operating income (loss) ............................        (4,998,000)           292,000
Interest income ........................................            13,000              7,000
Interest expense .......................................          (108,000)          (105,000)
Other income (expense)..................................           (49,000)            40,000
                                                             -------------      -------------
Income (loss) from continuing operations before
    income tax provision ...............................        (5,142,000)           234,000
Income tax provision ...................................            75,000            104,000
                                                             -------------      -------------
Income (loss) from continuing operations ...............        (5,217,000)           130,000
Loss from discontinued operations (including loss
    on sale of $1,706,000 in 2003), net of tax
    provision of $15,000 and $27,000, respectively              (2,134,000)          (119,000)
                                                             -------------      -------------
Net income (loss) ......................................     $  (7,351,000)     $      11,000
                                                             =============      =============

Earnings per share:
    Basic earnings (loss) per share:
      Income (loss) from continuing operations .........     $       (0.31)     $        0.01
      Loss from discontinued operations ................             (0.13)             (0.01)
                                                             -------------      -------------
         Net income (loss) per share....................     $       (0.44)     $        0.00
                                                             =============      =============
      Weighted average number of common shares - basic..        16,630,000         16,630,000
                                                             =============      =============

  Diluted earnings (loss) per share:
      Income (loss) from continuing operations..........     $       (0.31)     $        0.01
      Loss from discontinued operations ................             (0.13)             (0.01)
                                                             -------------      -------------
         Net income (loss) per share....................     $       (0.44)     $        0.00
                                                             =============      =============
      Weighted average number of common shares -
         diluted........................................        16,630,000         16,631,000
                                                             =============      =============

Comprehensive Income (Loss)
---------------------------
Net income (loss) ......................................     $  (7,351,000)     $      11,000
Other comprehensive income (loss) -
    Currency translation adjustments ...................         1,466,000           (424,000)
                                                             -------------      -------------
Comprehensive loss .....................................     $  (5,885,000)     $    (413,000)
                                                             =============      =============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                  2003               2002
                                                                            --------------       -------------
Cash flows from operating activities:
   Net income (loss)..................................................      $  (7,351,000)       $     11,000
   Less: loss from discontinued operations, net of tax................         (2,134,000)           (119,000)
                                                                            -------------        ------------
   Income (loss) from continuing operations...........................         (5,217,000)            130,000
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
       Depreciation and amortization..................................            880,000             954,000
       Provision for doubtful accounts................................              8,000             197,000
       SeraNova receivable impairment and other charges...............          5,060,000                  --
       Deferred income taxes..........................................             (1,000)            358,000
   Changes in operating assets and liabilities:
     Accounts receivable..............................................           (280,000)            (49,000)
     Unbilled services................................................          1,091,000             583,000
     Prepaid income taxes.............................................            107,000             (38,000)
     Other current assets.............................................            (59,000)           (183,000)
     Other assets.....................................................            (27,000)           (384,000)
     Accounts payable.................................................         (1,178,000)           (110,000)
     Accrued payroll and related taxes................................          1,232,000             138,000
     Accrued expenses and other liabilities...........................           (194,000)           (225,000)
     Accrued restructuring charges....................................            (55,000)           (437,000)
     Deferred revenue.................................................           (230,000)           (955,000)
     Income taxes payable.............................................             38,000             (67,000)
                                                                            -------------        ------------
  Net cash provided by (used in) operating activities of
      continuing operations...........................................          1,175,000             (88,000)
                                                                            -------------        ------------

Cash flows from investing activities:
     Purchase of equipment ...........................................           (384,000)           (298,000)
                                                                            -------------        ------------
  Net cash used in investing activities of continuing operations......           (384,000)           (298,000)
                                                                            -------------        ------------

Cash flows from financing activities:
     Principal payments under capital leases..........................           (108,000)           (165,000)
     Other borrowings (repayments)....................................            (94,000)                 --
     Net change in line of credit borrowings..........................           (216,000)            659,000
                                                                            -------------        ------------
  Net cash provided by (used in) financing activities of
      continuing operations...........................................           (418,000)            494,000
                                                                            -------------        ------------
  Effect of foreign currency exchange rate changes on cash............          1,466,000            (424,000)
                                                                            -------------        ------------
Net increase (decrease) in cash and cash equivalents from
    continuing operations ............................................          1,839,000            (316,000)
Net increase (decrease) in cash and cash equivalents from
    discontinued operations ..........................................           (746,000)            125,000
                                                                            -------------        ------------
Net increase (decrease) in cash and cash equivalents .................          1,093,000            (191,000)
Cash and cash equivalents at beginning of period......................          1,163,000           1,620,000
                                                                            -------------        ------------
Cash and cash equivalents at end of period............................      $   2,256,000        $  1,429,000
                                                                            =============        ============
Supplemental disclosures of cash flow information:
  Cash paid for income taxes..........................................      $          --        $    408,000
                                                                            =============        ============
  Cash paid for interest..............................................      $     108,000        $    105,000
                                                                            =============        ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's most recent annual financial statements. Such annual financial statements did not reflect the classification of certain subsidiaries as held for sale (see Note 5). The consolidated balance sheet as of December 31, 2002 included herein has been derived from the audited consolidated balance sheet included the Company's Annual Report on Form 10-K, in order to present this classification with respect to all subsidiaries divested subsequent to that date.

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

NOTE 2 - STOCK-BASED COMPENSATION

     Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Stock-based compensation issued to non-employees is valued using the fair value method.

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

     For disclosure purposes, pro forma net income (loss) and earnings (loss) per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                    2003               2002
                                                              -----------------  -----------------

Net income (loss), as reported............................     $ (7,351,000)       $     11,000

Deduct: total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of related tax effects................................         (199,000)         (1,267,000)
                                                               ------------        ------------
Pro forma net loss........................................     $ (7,550,000)       $ (1,256,000)
                                                               ============        ============

Basic earnings (loss) per share:
    as reported...........................................      $     (0.44)       $       0.00
                                                               ============        ============
    pro forma.............................................      $     (0.45)       $      (0.08)
                                                               ============        ============
Diluted earnings (loss) per share:
    as reported...........................................      $     (0.44)       $       0.00
                                                               ============        ============
    pro forma.............................................      $     (0.45)       $      (0.08)
                                                               ============        ============

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 109% and 109%, risk-free interest rate of 1.72% and 4.02% and expected lives of 2.3 years and 2.3 years, in 2003 and 2002, respectively.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic earnings (loss) per share and diluted earnings (loss) per share were as follows:

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------
                                                                       2003               2002

Income (loss) from continuing operations....................      $ (5,217,000)      $    130,000

Loss from discontinued operations...........................        (2,134,000)          (119,000)
                                                                  ------------       ------------

Net income (loss)...........................................      $ (7,351,000)      $     11,000
                                                                  ============       ============
Basic earnings (loss) per share:
  Weighted average number of common shares - basic..........        16,630,000         16,630,000
                                                                  ------------       ------------
  Basic income (loss) per share from continuing operations..      $      (0.31)      $       0.01
  Basic loss per share from discontinued operations.........             (0.13)             (0.01)
                                                                  ------------       ------------
  Basic net income (loss) per share.........................      $      (0.44)      $       0.00
                                                                  ============       ============

Diluted earnings (loss) per share:
  Weighted average number of common shares - diluted .......        16,630,000         16,631,000
                                                                  ------------       ------------
  Diluted income (loss) per share from continuing
    operations..............................................      $      (0.31)      $       0.01
  Diluted loss per share from discontinued operations.......             (0.13)             (0.01)
                                                                  ------------       ------------
  Diluted net income (loss) per share.......................      $      (0.44)      $       0.00
                                                                  ============       ============

     Stock options, which would be antidilutive (1,917,000 and 2,786,000 as of March 31, 2003 and 2002, respectively) have been excluded from the calculations of diluted shares outstanding and diluted earnings (loss) per share.


NOTE 4 - LINES OF CREDIT

     On May 31, 2000, the Company and the Bank entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2003, the Company had outstanding borrowings under the credit facility of $5,843,000. The Company estimates undrawn availability under the credit facility to be $7,544,000 as of March 31, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6,059,000.

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

     In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants, as of December 31, 2002 only, to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10,833,000 of the note due from SeraNova, and (4) a new financial covenant requiring that the Company generate EBITDA of at least 90% of the prior year's EBITDA.

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

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant defaults. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company.

     The Company's current revolving credit facility with the Bank is due to expire on May 31, 2003. The Company has requested an extension of the current agreement and believes that such extension will be granted on terms substantially similar to the previous credit facility. However, there is no assurance that the Company will be granted such an extension on acceptable terms, if at all.

     Interest expense on debt and obligations under capital leases approximated $108,000 and $105,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5 - DISCONTINUED OPERATIONS

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of Intelligroup Singapore Pte Ltd., a Singapore
corporation; Intelligroup Hong Kong Limited, a Hong Kong corporation; Intelligroup Australia Pty limited, an Australian corporation; and Intelligroup New Zealand Limited, a New Zealand corporation, together representing the Company's Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and $650,000 in cash to be paid by Soltius to the Company over a period of 12 months. The consideration was determined as a result of arms-length negotiations between the parties.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Subsidiaries have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and
Consolidated Statements of Cash Flows. The net operating results, assets, liabilities and net cash flows of the Subsidiaries have been reported as discontinued operations.

     Summarized financial information for the discontinued operations of the Subsidiaries is as follows:

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                       2003              2002
                                                                       ----              ----

Revenue.....................................................     $   1,691,000     $   1,604,000
Pre-tax loss................................................          (413,000)          (92,000)
Income tax provision........................................            15,000            27,000
Loss from discontinued operations, excluding loss on sale...          (428,000)         (119,000)

                                                                 December 31, 2002
                                                                 -----------------
Current assets..............................................     $   2,393,000
Total assets................................................         3,069,000
Current liabilities.........................................         1,681,000
Net intercompany liabilities................................         3,619,000
Total liabilities...........................................         5,300,000
Net assets (deficit) of discontinued operations.............        (2,231,000)

        The Company reported a loss on the sale of the Subsidiaries of $1,706,000 for the three months ended March 31, 2003.

NOTE 6 - NOTE RECEIVABLE - SERANOVA

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

     In 2001, the Company received principal payments totaling $2,060,000 from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company has moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. A trial date is expected to be scheduled thereafter. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. An adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     In addition, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova

Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on June 2, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     Accordingly, the Company recorded $8,362,000 of SeraNova receivable impairment and other charges as of June 30, 2002. Specifically, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. Additionally, the Company recorded a $1,257,000 charge to write-off the carrying value of other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Also, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1,286,000 of the liability remains outstanding, of which $1,028,000 is included in other long-term liabilities.

     As of March 31, 2003, the Company believes there has been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company believes the apparent financial condition of the SeraNova Group warrants the write-off of any receivables due from the SeraNova Group. Additionally, the Company has re-evaluated and adjusted its lease obligations (including settlements negotiated by the Company) involving the SeraNova Group as of March 31, 2003.

                                             WRITE-DOWN       WRITE-OFF          LEASE
                                               OF NOTE         OF OTHER        OBLIGATIONS      LEGAL AND
                                             RECEIVABLE      RECEIVABLES           AND           OTHER
                                             - SERANOVA      - SERANOVA        SETTLEMENTS       CHARGES         TOTAL
                                           -------------------------------------------------------------------------------

Charges to operations during 2002......    $   5,140,000    $  1,257,000    $   1,501,000    $    464,000    $  8,362,000
Costs paid during 2002.................               --              --         (361,000)       (318,000)       (679,000)
Non-cash items.........................       (5,140,000)     (1,257,000)              --              --      (6,397,000)
                                           -------------    ------------    -------------    ------------    ------------
Accrued costs as of December 31, 2002..               --              --        1,140,000         146,000       1,286,000

Charges to operations during 2003......        4,000,000              --          795,000         265,000       5,060,000
Costs paid during 2003.................               --              --         (215,000)       (180,000)       (395,000)
Non-cash items.........................       (4,000,000)             --               --              --      (4,000,000)
                                           -------------    ------------    -------------    ------------    ------------

Accrued costs as of March 31, 2003.....    $          --    $         --    $   1,720,000    $    231,000    $  1,951,000
                                           =============    ============    =============    ============    ============

     As of March 31, 2003, $1,951,000 of the liability remains outstanding, of which $932,000 is included in other long-term liabilities.

NOTE 7 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In December 2002, the Company recorded a $30,000 restructuring and other special charges provision related to the downsizing of the Company's operations in Australia. The charges resulted primarily from severance costs associated with reducing employee headcount in the region.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                                SEVERANCE AND         ASSET
                                                RELATED COSTS      IMPAIRMENTS        EXIT COSTS          TOTAL
                                               --------------------------------------------------------------------

Accrued costs as of December 31, 1999.....      $     865,000     $         --      $      84,000      $    949,000

Costs paid during 2000....................           (608,000)              --                 --          (608,000)
                                                -------------     ------------      -------------      ------------
Accrued costs as of December 31, 2000.....            257,000               --            84,000            341,000

Charges to operations during 2001.........            530,000       10,999,000          1,732,000        13,261,000
Costs paid during 2001....................           (402,000)              --           (172,000)         (574,000)
Non-cash utilization during 2001..........                 --      (10,999,000)        (1,177,000)      (12,176,000)
                                                -------------     ------------      -------------      ------------
Accrued costs as of December 31, 2001.....            385,000               --            467,000           852,000

Charges to operations during 2002.........             30,000               --                 --            30,000
Costs paid during 2002....................           (326,000)              --           (384,000)         (710,000)
                                                -------------     ------------      -------------      ------------
Accrued costs as of December 31, 2002.....             89,000               --             83,000           172,000

Costs paid during 2003....................            (55,000)              --                 --           (55,000)
                                                -------------     ------------      -------------      ------------
Accrued costs as of March 31, 2003........      $      34,000     $         --      $      83,000      $    117,000
                                                =============     ============      =============      ============

     The Company expects to pay out the remaining costs above within the next 9 months.

NOTE 8 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology solutions and services.

     On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (See Note 5). The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented. The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States, Puerto Rico, South America and
          Canada. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company has ceased operations in Sweden as of January 1, 2003. The European headquarters are located in Milton Keynes, United Kingdom; and

     o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

     Accordingly, the Company's operating results and financial position for its continuing operations are presented in the following geographic segments for the three months ended March 31, 2003 and 2002.

                                    UNITED STATES        INDIA           EUROPE            JAPAN               TOTAL
                                    -------------        -----           ------            -----               -----
THREE MONTHS ENDED MARCH 31, 2003
---------------------------------
Revenue.......................      $ 21,349,000     $  3,487,000     $  1,481,000       $  918,000       $  27,235,000
Depreciation & amortization...           451,000          204,000           36,000            8,000             699,000  (1)
Operating income (loss).......        (5,549,000)         493,000           (3,000)          61,000          (4,998,000) (2)
Total assets..................        25,453,000        7,556,000        2,032,000        1,767,000          36,808,000

THREE MONTHS ENDED MARCH 31, 2002
---------------------------------
Revenue.......................      $ 17,469,000     $  3,054,000     $  1,585,000       $  897,000       $  23,005,000
Depreciation & amortization...           474,000          148,000           57,000           13,000             692,000  (3)
Operating income (loss).......           115,000          483,000         (189,000)        (117,000)            292,000
Total assets..................        33,371,000        5,877,000        1,917,000        2,138,000          43,303,000  (4)

-----------
     (1) Excludes $181,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2003.
     (2) Includes $5,060,000 of SeraNova receivable impairment and other charges and $297,000 of proxy contest charges for the three months ended March 31, 2003.
     (3) Excludes $262,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2002.
     (4) Excludes $3,087,000 of net assets from discontinued operations as of March 31, 2002.

     Included above are application management and support revenues of $6,691,000 and $6,171,000 for the three months ended March 31, 2003 and 2002, respectively. Other information related to the application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 9 - CONTINGENCIES

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

     On October 27, 2000, SeraNova and Silverline announced that they had entered into an agreement and plan of merger, under which Silverline would acquire SeraNova in exchange for American depositary shares of Silverline and the assumption by Silverline of SeraNova indebtedness. However, SeraNova management has represented that the merger with Silverline was not contemplated at the time of the spin-off and accordingly, the spin-off should be tax-free. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65,000,000, plus interest and, depending on the facts that ultimately are established, penalties. SeraNova and/or Silverline would be obligated to indemnify the Company for these amounts under the Tax Sharing Agreement.

Tax Contingency in India

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 1999. The assessment is for 28 million rupees, or approximately $580,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of March 31, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $580,000 would be recorded and reflected in the Company's consolidated statement of operations.

Proxy Contest and Related Legal Matters

     During the three months ended March 31, 2003, the Company incurred $297,000 of Proxy Contest charges. As discussed in Note 4, the Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. Since the second quarter of 2002, the Company has incurred cumulative Proxy Contest charges of $1,370,000. The cumulative Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. Legal costs related to this matter continue to be incurred.

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

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. The discovery process is ongoing and a discovery master has been appointed to hear discovery disputes. The trial date, originally scheduled for May 5, 2003, has been adjourned and will be rescheduled.

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

Other Legal Matters

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The parties executed a settlement agreement, which became effective upon payment of the settlement amount, including the Company's portion of the settlement amount equal to an aggregate amount of $50,000. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

     The Company is engaged in other legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and $650,000 in cash to be paid by Soltius to the Company over a period of 12 months. The consideration was determined as a result of arms-length negotiations between the parties.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Subsidiaries have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and
Consolidated Statements of Cash Flows and have been reported as discontinued operations.

     Financial information regarding the Company's geographic areas and results of operations for continuing operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Part 1. Financial Information.

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

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the year ended December 31, 2002, revenues derived from projects under fixed price contracts represented 35% of the Company's total revenue. Fixed price contracts, in the aggregate, represented 43% of the Company's total revenue during the three months ended March 31, 2003. No single fixed price project was material to the Company's business during 2002 or during the three months ended March 31, 2003. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company's ten largest customers accounted for in the aggregate, approximately 49% and 42% of its revenue, respectively. For the three months ended March 31, 2003, no single customer accounted for more than 10% of revenue. For the year ended December 31, 2002, one customer accounted for more than 10% of revenue. For the three months ended March 31, 2003 and the year ended December 31, 2002, 18% and 24%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     For each of the three months ended March 31, 2003 and the year ended December 31, 2002, approximately 62% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For each of the three months ended March 31, 2003 and the year ended December 31, 2002, approximately 22% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For the three months ended March 31, 2003 and the year ended December 31, 2002, approximately 7% and 9%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and a branch office in Atlanta (Georgia). The Company also maintains local offices to serve the markets in Denmark, India, Japan and the United Kingdom. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2002.

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

     o the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) patterns of software and hardware capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) timing and impact of acquisitions, (e) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (f) levels of market acceptance for the Company's services, (g) general economic conditions, (h) the hiring of additional staff and (i) risks associated with fixed price contracts;

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

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                    PERCENTAGE OF REVENUE
                                                             ----------------------------------
                                                                     THREE MONTHS ENDED
                                                             ----------------------------------
                                                                          MARCH 31,
                                                             ----------------------------------
                                                                  2003                 2002
                                                                  ----                 ----

Revenue..............................................             100.0%               100.0%
Cost of sales........................................              70.9                 69.7
                                                                 ------               ------
    Gross profit.....................................              29.1                 30.3
Selling, general and administrative
  expenses...........................................              25.2                 26.0
Depreciation and amortization expenses...............               2.6                  3.0
SeraNova receivable settlement and related charges...              18.6                   --
Proxy contest charges................................               1.1                   --
                                                                 ------               ------
    Total operating expenses.........................              47.5                 29.0
                                                                 ------               ------
    Operating income (loss)..........................             (18.4)                 1.3
Interest income......................................               0.0                  0.0
Interest expense.....................................              (0.4)                (0.5)
Other income (expense)...............................              (0.1)                 0.2
                                                                 ------               ------
Income (loss) from continuing operations before
   income tax provision..............................             (18.9)                 1.0
Income tax provision.................................               0.3                  0.4
                                                                 ------               ------
Income (loss) from continuing operations.............             (19.2)%                0.6%
                                                                 ======               ======

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following discussion compares the consolidated results from continuing operations for the three months ended March 31, 2003 and the three months ended March 31, 2002.

     Revenue. Total revenue increased by 18.4%, or $4.2 million, from $23.0 million for the three months ended March 31, 2002, to $27.2 million for the three months ended March 31, 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $3.9 million) and India (an increase of $433,000), offset by a slight decline in revenue generated in Europe (a decrease of $104,000). The revenue growth in the United States and India results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services. The majority of the revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominately with the United States.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 20.5%, or $3.3 million, from $16.0 million for the three months ended March 31, 2002, to $19.3 million for the three months ended March 31, 2003. The Company's gross profit increased by 13.6%, or $946,000, from $7.0 million for the three months ended March 31, 2002, to $7.9 million for the three months ended March 31, 2003. The increase in gross profit results from the increase in revenue. Gross margin decreased to 29.1% for the three months ended March 31, 2003, from 30.3% for the three months ended March 31, 2002. The decline in gross margin results primarily from a combination of factors affecting revenue recognition including timing of project milestones, unanticipated weather related downtime and customer driven project commencement delays. Additionally, the Company has continued to experience pricing pressures, due to the increased competition for new projects.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 14.5% or $872,000, to $6.9 million for the three months ended March 31, 2003, from $6.0 million for the three months ended March 31, 2002, but decreased as a percentage of revenue to 25.2% from 26.0%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to discretionary sales and marketing expenditures, which vary in proportion to changes in revenue. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased to $699,000 for the three months ended March 31, 2003, compared to $692,000 for the three months ended March 31, 2002. The increase is due primarily to additional capital expenditures during the quarter ended March 31, 2003.

     SeraNova receivable impairment and other charges. During the three months ended March 31, 2003, the Company incurred approximately $5.1 million of charges associated with the note receivable from SeraNova and certain other related issues. The Company has recognized an additional impairment charge of $4.0 million related to the note, approximately $321,000 related to other assets, approximately $424,000 in costs required to exit certain lease obligations and $315,000 in legal fees. The Company has determined that due to the apparent financial condition of SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group") that recovery of this asset is not probable.

     Proxy contest charges. During the three months ended March 31, 2003, the Company incurred $297,000 in legal fees and other charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. Since the second quarter of 2002, the Company has incurred cumulative proxy charges of $1,370,000. The cumulative Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. The Company expects to continue to incur charges until the litigation is resolved.

     Interest income. The Company earned $13,000 in interest income during the three months ended March 31, 2003, compared with $7,000 during the three months ended March 31, 2002.

     Interest expense. The Company incurred $108,000 and $105,000 in interest expense during the three months ended March 31, 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during the three months ended March 31, 2003.

     Other income (expense). Other income (expense) results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $49,000 during the three months ended March 31, 2003, compared with other income of $40,000 during the three months ended March 31, 2002. The change results from foreign currency fluctuations.

     Provision for income taxes. Despite an operating loss, a provision for income taxes of $75,000 was required for the three months ended March 31, 2003, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of March 31, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.2 million will be realized. The Company's effective rate was 44.4% for the three months ended March 31, 2002.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. For the three months ended March 31, 2003 and 2002, the tax holiday and new tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 1999. The assessment is for 28 million rupees, or approximately $580,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of March 31, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $580,000 would be recorded and reflected in the Company's consolidated statement of operations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The Company operates in one industry, information technology solutions and services.

     On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented. The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

     o United States ("US") - the largest segment of the Company, with operations in the United States, Puerto Rico, South America and
          Canada. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey;

     o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India;

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company has ceased operations in Sweden as of January 1, 2003. The European headquarters are located in Milton Keynes, United Kingdom; and

     o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

     Three months Ended March 31, 2003 Compared to Three months Ended March 31, 2002

     The following discussion compares the segment results for continuing operations for the three months ended March 31, 2003 and the three months ended March 31, 2002.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                               THREE MONTHS ENDED MARCH 31,
                               -------------------------------------------------------------
                                         2003                             2002
                               -------------------------------------------------------------
                                             PERCENTAGE OF                    PERCENTAGE OF
                                 DOLLARS         TOTAL            DOLLARS         TOTAL
                               -----------   -------------      -----------   -------------
United States...........       $   21,349        78.4%          $   17,469        75.9%
India...................            3,487        12.8                3,054        13.3
Europe.................,            1,481         5.4                1,585         6.9
Japan...................              918         3.4                  897         3.9
                               -----------    ----------        -----------    ----------
Total...................       $   27,235       100.0%          $   23,005       100.0%
                               ===========    ==========        ===========    ==========

     US revenue increased by 22.2%, or $3.9 million, from $17.5 million for the three months ended March 31, 2002, to $21.4 million for the three months ended March 31, 2003. The increase was attributable primarily to increased demand for the majority of the Company's service offerings, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services.

     India revenue increased by 14.2%, or $433,000, from $3.1 million for the three months ended March 31, 2002, to $3.5 million for the three months ended March 31, 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue decreased by 6.6%, or $104,000, from $1.6 million for the three months ended March 31, 2002, to $1.5 million for the three months ended March 31, 2003. The decrease was attributable primarily to the Company's operations in the United Kingdom (a decrease of $112,000).

     Japan revenue increased by 2.3% or $21,000, from $897,000 for the three months ended March 31, 2002, to $918,000 for the three months ended March 31, 2003. The increase was due primarily to a small increase in demand for the Company's consulting services.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                 THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                  2003                 2002
                                              ------------         ------------

United States....................               $ (5,549)             $   115
India............................                    493                  483
Europe...........................                     (3)                (189)
Japan............................                     61                 (117)
                                              ------------         ------------
Total............................               $ (4,998)             $   292
                                              ============         ============

     US operating performance declined by $5,664,000, from operating income of $115,000 for the three months ended March 31, 2002, to an operating loss of $5.5 million for the three months ended March 31, 2003. The decrease in operating performance was attributable primarily to the approximately $5.1 million of SeraNova receivable impairment and other charges and the $297,000 of charges associated with the proxy contest during the three months ended March 31, 2003.

     India operating income decreased by $10,000, from $483,000 for the three months ended March 31, 2002, to $493,000 for the three months ended March 31, 2003. The marginal decrease was attributable primarily to an increase in revenue, which was partially offset by a decrease in gross margins.

     Europe operating performance improved by $186,000, from an operating loss of $189,000 for the three months ended March 31, 2002, to an operating loss of $3,000 for the three months ended March 31, 2003. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $79,000) and the UK (an improvement of $29,000).

     Japan operating performance improved by $178,000, from an operating loss of $117,000 for the three months ended March 31, 2002, to operating income of $61,000 for the three months ended March 31, 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.3 million at March 31, 2003 and $1.2 million at December 31, 2002. The Company had working capital of $7.6 million at March 31, 2003 and $13.1 million at December 31, 2002.

     Cash provided by operating activities of continuing operations was $1.2 million for the three months ended March 31, 2003, resulting primarily from the SeraNova receivable impairment and other charges of $5.1 million, depreciation and amortization of $880,000, a decrease in unbilled services of $1.1 million and an increase in accrued payroll and related taxes of $1.2 million. These amounts were partially offset by the net loss, an increase in accounts receivable of $280,000 and decreases in accounts payable of $1.2 million, accrued expenses and other liabilities of $194,000 and deferred revenue of $230,000. The changes in operating assets and liabilities result primarily from timing differences. Cash used in operating activities of continuing operations the three months ended March 31, 2002 was $88,000.

     The  Company  invested   $384,000  and  $298,000  in  computer   equipment,
internal-use computer software and office furniture and fixtures during the three months ended March 31, 2003 and 2002, respectively. The increase results primarily from the replacement of certain outdated computer equipment.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company can borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2003, the Company had outstanding borrowings under the credit facility of $5.8 million. The Company estimates undrawn availability under the credit facility to be $7.5 million as of March 31, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million.

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

     In March 2002, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the covenant defaults as of December 31, 2001, (2) a modification to the financial covenants, as of December 31, 2002 only, to require that consolidated net worth and unconsolidated net worth as of December 31, 2002 be not less than 102% of consolidated net worth and unconsolidated net worth, respectively, as of December 31, 2001, (3) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $10.8 million of the note due from SeraNova, and (4) a new financial covenant requiring that the Company generate EBITDA of at least 90% of the prior year's EBITDA.

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

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant defaults. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company.

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

     In 2001, the Company received principal payments totaling $2.1 million from SeraNova. However, SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. The parties have completed the discovery process and the Company has moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. A trial date is expected to be scheduled thereafter. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     In addition, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies,

Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on June 2, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     Accordingly, the Company recorded $8,362,000 of SeraNova receivable impairment and other charges as of June 30, 2002. Specifically, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. Additionally, the Company recorded a $1,257,000 charge to write-off the carrying value of other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Also, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1,286,000 of the liability remains outstanding, of which $1,028,000 is included in other long-term liabilities.

     As of March 31, 2003, the Company believes there has been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company believes the apparent financial condition of the SeraNova Group warrants the write-off of any receivables due from the SeraNova Group. Additionally, the Company has re-evaluated and adjusted its lease obligations (including settlements negotiated by the Company) involving the SeraNova Group as of March 31, 2003.

                                             WRITE-DOWN       WRITE-OFF          LEASE
                                               OF NOTE         OF OTHER        OBLIGATIONS      LEGAL AND
                                             RECEIVABLE      RECEIVABLES           AND           OTHER
                                             - SERANOVA      - SERANOVA        SETTLEMENTS       CHARGES         TOTAL
                                           -------------------------------------------------------------------------------

Charges to operations during 2002......    $   5,140,000    $  1,257,000    $   1,501,000    $    464,000    $  8,362,000
Costs paid during 2002.................               --              --         (361,000)       (318,000)       (679,000)
Non-cash items.........................       (5,140,000)     (1,257,000)              --              --      (6,397,000)
                                           -------------    ------------    -------------    ------------    ------------
Accrued costs as of December 31, 2002..               --              --        1,140,000         146,000       1,286,000

Charges to operations during 2003......        4,000,000              --          795,000         265,000       5,060,000
Costs paid during 2003.................               --              --         (215,000)       (180,000)       (395,000)
Non-cash items.........................       (4,000,000)             --               --              --      (4,000,000)
                                           -------------    ------------    -------------    ------------    ------------

Accrued costs as of March 31, 2003.....    $          --    $         --    $   1,720,000    $    231,000    $  1,951,000
                                           =============    ============    =============    ============    ============

     As of March 31, 2003, $1,951,000 of the liability remains outstanding, of which $932,000 is included in other long-term liabilities.

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

COMMITMENTS

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC, a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on May 12, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     On January 30, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement relating to the lease of premises occupied by SeraNova. The plaintiff granted the Company an extension of time in which to answer the complaint while the parties engaged in settlement discussions. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $160,000 over time, with the last payment being due on or before November 30, 2003. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

     During 2002, SeraNova failed to pay certain obligations under a telephone equipment lease agreement, which the Company assigned to SeraNova in February of 2001. On March 12, 2003, CIT Communications Finance Corporation filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Intelligroup and SeraNova, jointly and severally, as defendants. The complaint, which seeks damages, alleges among other things that the defendants failed to pay outstanding lease obligations in the amount of $217,899. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $127,000. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The parties executed a settlement agreement, which became effective upon payment of the settlement amount, including the Company's portion of the settlement amount equal to an aggregate amount of $50,000. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. A trial date is expected to be scheduled thereafter. The Company believes that there is no basis to support the amounts claimed by SeraNova in its counterclaim for compensatory and punitive damages. The inability of the Company to collect the amount due from SeraNova and/or Silverline or an adverse decision with respect to the Company relating to SeraNova's counterclaim could negatively affect the Company's business, financial condition or results of operations.

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. The Court is expected to rule on this issue on June 2, 2003. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, which seeks damages in excess of $400,000, alleges among other things that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company and that Mr. Pandey has been unjustly enriched in an amount of $350,000 from the Company. Mr. Pandey has filed an Answer to the Company's complaint denying the Company's claims. The parties have completed the discovery process and the Company has moved for summary judgment. A trial date is currently scheduled for May 19, 2003. The Company does not believe that the outcome of this claim will have a material adverse effect on the Company's business, financial condition or results of operations.

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

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. The discovery process is ongoing and a discovery master has been appointed to hear discovery disputes. The trial date, originally scheduled for May 5, 2003, has been adjourned and will be rescheduled.

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

     On January 30, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement relating to the lease of premises occupied by SeraNova. The plaintiff granted the Company an extension of time in which to answer the complaint while the parties engaged in settlement discussions. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $160,000 over time, with the last payment being due on or before November 30, 2003. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

     During 2002, SeraNova failed to pay certain obligations under a telephone equipment lease agreement, which the Company assigned to SeraNova in February of 2001. On March 12, 2003, CIT Communications Finance Corporation filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Intelligroup and SeraNova, jointly and severally, as defendants. The complaint, which seeks damages, alleges among other things that the defendants failed to pay outstanding lease obligations in the amount of $217,899. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $127,000. The Company has accrued such amount in the consolidated balance sheet as of March 31, 2003.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant defaults. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company.

ITEM 5.  OTHER INFORMATION

     On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and $650,000 in cash to be paid by Soltius to the Company over a period of 12 months. The consideration was determined as a result of arms-length negotiations between the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               99.1   Certification pursuant to 18 U.S.C Section 1350.

        (b)    Reports on Form 8-K.

               On April 4, 2003, the Company filed a Form 8-K to report that on April 2, 2003, the Company consummated the sale of Intelligroup Singapore Pte Ltd., a Singapore corporation, Intelligroup Hong Kong Limited, a Hong Kong corporation, Intelligroup Australia Pty Limited, an Australian corporation and Intelligroup New Zealand
               Limited, a New Zealand corporation, together representing the Company's Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia, to Soltius Global Solutions PTE Ltd., a Singapore corporation.

               On April 17, 2003, the Company filed a Form 8-K/A with the Securities and Exchange Commission to provide the financial statements and pro forma financial required under Item 7 related to the sale of the Company's Asia-Pacific Group of subsidiary companies to Soltius Global Solutions PTE Ltd.

               On May 13, 2003, the Company furnished a Form 8-K under Item 9, containing a copy of its earnings release for the period ending March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Intelligroup, Inc.


DATE: May 15, 2003              By: /s/ Nagarjun Valluripalli
                                    --------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman of the Board, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


DATE: May 15, 2003              By: /s/ Nicholas Visco
                                    --------------------------------------------
                                    Nicholas Visco,
                                    Senior Vice President-Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


DATE: May 15, 2003                         By: /s/ Nagarjun Valluripalli
                                              ----------------------------------
                                            Nagarjun Valluripalli
                                            Chairman of the Board, President
                                            and Chief Executive Officer


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


DATE: May 15, 2003              By: /s/ Nicholas Visco
                                   ---------------------------------------------
                                Nicholas Visco
                                Senior Vice President-Finance and Administration
                                and Chief Financial Officer