Form 10-Q
period 2003-06-30
INTELLIGROUP INC
filed 2003-08-14
CIK 1016439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                           Commission File No. 0-20943

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

              Yes:   X                                 No:
                   -----                                  -----

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes:                                    No:  X
                    -----                                 -----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of August 11, 2003:

            Class                                       Number of Shares
            -----                                       ----------------

  Common Stock, $.01 par value                             16,682,875

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (unaudited)............         1

           Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002.......................................         2

           Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the Three and Six Months Ended
            June 30, 2003 and 2002..................................         3

           Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2003 and 2002....................         4

           Notes to Consolidated Financial Statements...............         5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........         20

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk..............................................        44

   Item 4. Controls and Procedures..................................        44

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings........................................        45

   Item 3. Defaults Upon Senior Securities..........................        49

   Item 5. Other Information........................................        49

   Item 6. Exhibits and Reports on Form 8-K.........................        50

SIGNATURES..........................................................        52

                          PART I. FINANCIAL INFORMATION

              Item 1. Consolidated Financial Statements (unaudited)

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------    -------------
                              ASSETS
Current Assets:
  Cash and cash equivalents.....................................      $  2,311,000    $  1,163,000
  Accounts receivable, less allowance for doubtful accounts
       of $857,000 and $1,388,000 at June 30, 2003 and
       December 31,2002, respectively...........................        16,397,000      17,745,000
  Unbilled services.............................................         8,251,000       6,818,000
  Prepaid income taxes..........................................           455,000         624,000
  Deferred tax asset............................................         1,084,000       1,088,000
  Other current assets..........................................         4,066,000       2,858,000
  Note receivable - SeraNova....................................                --       4,000,000
  Assets held for sale..........................................                --       3,069,000
                                                                      ------------    ------------
         Total current assets...................................        32,564,000      37,365,000

  Property and equipment, net...................................         4,781,000       5,725,000
  Deferred tax asset............................................           156,000         118,000
  Other assets..................................................           823,000         911,000
                                                                      ------------    ------------
                                                                      $ 38,324,000    $ 44,119,000
                                                                      ============    ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................      $  4,960,000    $  5,229,000
  Accrued payroll and related taxes.............................         7,173,000       5,891,000
  Accrued expenses and other current liabilities................         4,166,000       3,491,000
  Deferred revenue..............................................         1,140,000       1,280,000
  Income taxes payable..........................................           399,000         356,000
  Current portion of long-term debt and obligations under
       capital leases...........................................         7,421,000       6,374,000
  Liabilities held for sale.....................................                --       1,681,000
                                                                      ------------    ------------
         Total current liabilities..............................        25,259,000      24,302,000
                                                                      ------------    ------------
Obligations under capital leases, less current portion..........            69,000          63,000
Other long-term liabilities.....................................           873,000       1,028,000
                                                                      ------------    ------------
         Total long-term liabilities............................           942,000       1,091,000
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
       none issued or outstanding...............................                --              --
  Common stock, $.01 par value, 25,000,000 shares authorized,
       16,682,000 and 16,630,000 shares issued and outstanding
       at June 30, 2003 and December 31, 2002, respectively.....           167,000         166,000
  Additional paid-in capital....................................        41,425,000      41,366,000
  Accumulated deficit...........................................       (27,012,000)    (19,168,000)
  Accumulated other comprehensive loss..........................        (2,457,000)     (3,638,000)
                                                                      ------------    ------------
        Total shareholders' equity .............................        12,123,000      18,726,000
                                                                      ------------    ------------
                                                                      $ 38,324,000    $ 44,119,000
                                                                      ============    ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------    -------------------------
                                                           2003          2002           2003          2002
                                                       -----------   -----------     -----------   -----------

Revenue ..........................................     $28,005,000   $24,806,000     $55,240,000   $47,811,000
Cost of sales ....................................      19,509,000    16,922,000      38,818,000    32,947,000
                                                       -----------   -----------     -----------   -----------
    Gross profit .................................       8,496,000     7,884,000      16,422,000    14,864,000
                                                       -----------   -----------     -----------   -----------
Selling, general and administrative expenses......       6,941,000     6,471,000      13,809,000    12,467,000
Depreciation and amortization.....................         712,000       635,000       1,411,000     1,327,000
SeraNova receivable impairment and other charges..              --     8,362,000       5,060,000     8,362,000
Proxy contest charges ............................         296,000       464,000         593,000       464,000
Provision for guarantee of SeraNova debt..........         581,000            --         581,000            --
                                                       -----------   -----------     -----------   -----------
    Total operating expenses .....................       8,530,000    15,932,000      21,454,000    22,620,000
                                                       -----------   -----------     -----------   -----------
    Operating loss ...............................         (34,000)   (8,048,000)     (5,032,000)   (7,756,000)
Interest income ..................................          12,000        11,000          25,000        18,000
Interest expense .................................        (124,000)      (95,000)       (232,000)     (200,000)
Other income (expense)............................        (184,000)       16,000        (233,000)       56,000
                                                       -----------   -----------     -----------   -----------
Loss from continuing operations before income
    tax provision ................................        (330,000)   (8,116,000)     (5,472,000)   (7,882,000)
Income tax provision .............................         163,000       206,000         238,000       310,000
                                                       -----------   -----------     -----------   -----------
Loss from continuing operations ..................        (493,000)   (8,322,000)     (5,710,000)   (8,192,000)
Loss from discontinued operations (including
    loss on sale of $1,706,000 in 2003), net
    of tax provision of $0, $4,000, $15,000,
    $31,000, respectively ........................              --      (239,000)     (2,134,000)     (358,000)
Net loss .........................................     $  (493,000)  $(8,561,000)    $(7,844,000)  $(8,550,000)
                                                       ===========   ===========     ===========   ===========

Earnings per share:
  Basic and diluted loss per share:
     Loss per share from continuing operations....     $     (0.03)  $     (0.50)    $     (0.34)  $     (0.49)
     Loss per share from discontinued operations..              --         (0.01)          (0.13)        (0.02)
                                                       -----------   -----------     -----------   -----------
       Net loss per share.........................     $     (0.03)  $     (0.51)    $     (0.47)  $     (0.51)
                                                       ===========   ===========     ===========   ===========
     Weighted average number of common shares-
       basic and diluted..........................      16,655,000    16,630,000      16,644,000    16,630,000
                                                       ===========   ===========     ===========   ===========

  Comprehensive Income (Loss)
  ---------------------------
  Net loss .......................................     $  (493,000)  $ (8,561,000)   $(7,844,000)  $(8,550,000)
  Other comprehensive income (loss) -
      Currency translation adjustments ...........        (285,000)      412,000       1,181,000       (13,000)
                                                       -----------   -----------     -----------   -----------
  Comprehensive loss .............................     $  (778,000)  $(8,149,000)    $(6,663,000)  $(8,563,000)
                                                       ===========   ===========     ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        2003             2002
                                                                   -------------    ------------
Cash flows from operating activities:
  Net loss....................................................     $ (7,844,000)    $ (8,550,000)
  Less: loss from discontinued operations, net of tax.........       (2,134,000)        (358,000)
                                                                   ------------     ------------
  Loss from continuing operations.............................       (5,710,000)      (8,192,000)

  Adjustments to reconcile net loss to net cash provided by
     operating activities of continuing operations:
      Depreciation and amortization...........................        1,783,000        1,770,000
      Provision for doubtful accounts.........................           62,000          226,000
      SeraNova receivable impairment and other charges........        5,060,000        8,362,000
      Provision for guarantee of SeraNova debt................          581,000               --
      Deferred income taxes...................................          (34,000)         362,000
  Changes in operating assets and liabilities:
    Accounts receivable.......................................        1,286,000       (3,687,000)
    Unbilled services.........................................       (1,433,000)       2,782,000
    Prepaid income taxes......................................          169,000          (44,000)
    Other current assets......................................       (1,208,000)        (556,000)
    Other assets..............................................           88,000          118,000
    Accounts payable..........................................         (269,000)         258,000
    Accrued payroll and related taxes.........................        1,282,000           57,000
    Accrued expenses and other liabilities....................         (881,000)         316,000
    Accrued restructuring charges.............................          (85,000)        (453,000)
    Deferred revenue..........................................         (140,000)        (357,000)
    Income taxes payable......................................           43,000          137,000
                                                                   ------------     ------------
  Net cash provided by operating activities of continuing
    operations................................................          594,000        1,099,000
                                                                   ------------     ------------

Cash flows from investing activities:
    Purchase of equipment ....................................         (839,000)        (798,000)
                                                                   ------------     ------------
  Net cash used in investing activities of continuing
    operations................................................         (839,000)        (798,000)
                                                                   ------------     ------------

Cash flows from financing activities:
    Principal payments under capital leases...................         (219,000)        (334,000)
    Proceeds from issuance of stock options...................           60,000               --
    Other borrowings (repayments).............................         (149,000)           7,000
    Net change in line of credit borrowings...................        1,266,000          (26,000)
                                                                   ------------     ------------
  Net cash provided by (used in) financing activities of
    continuing operations.....................................          958,000         (353,000)
                                                                   ------------     ------------
  Effect of foreign currency exchange rate changes on cash....        1,181,000          (13,000)
                                                                   ------------     ------------
Net increase (decrease) in cash and cash equivalents from
  continuing operations ......................................        1,894,000          (65,000)
Net decrease in cash and cash equivalents from discontinued
  operations .................................................         (746,000)        (595,000)
                                                                   ------------     ------------
Net increase (decrease) in cash and cash equivalents .........        1,148,000         (660,000)
Cash and cash equivalents at beginning of period..............        1,163,000        1,620,000
                                                                   ------------     ------------
Cash and cash equivalents at end of period....................     $  2,311,000     $    960,000
                                                                   ============     ============
Supplemental disclosures of cash flow information:
  Cash paid for income taxes..................................     $         --     $    572,000
                                                                   ============     ============
  Cash paid for interest......................................     $    232,000     $    200,000
                                                                   ============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's most recent annual financial statements. Such annual financial statements did not reflect the classification of certain subsidiaries as held for sale (see Note 5). The consolidated balance sheet as of December 31, 2002 included herein has been derived from the consolidated balance sheet included the Company's Annual Report on Form 10-K, adjusted to present this classification with respect to all subsidiaries divested subsequent to that date.

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

     For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                 FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                 --------------------------        ------------------------
                                                         JUNE 30,                          JUNE 30,
                                                         --------                          --------
                                                    2003            2002              2003            2002
                                                -----------     ------------     ------------    ------------
Net loss, as reported......................     $  (493,000)    $ (8,561,000)    $ (7,844,000)   $ (8,550,000)
Deduct: total stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of related tax effects.....................  (1,674,000)      (2,050,000)      (1,870,000)     (3,307,000)
                                                -----------     ------------     ------------    ------------
Pro forma net loss.........................     $(2,167,000)    $(10,611,000)    $ (9,714,000)   $(11,857,000)
                                                ===========     ============     ============    ============

Basic and diluted loss per share:
    as reported............................     $     (0.03)    $      (0.51)    $      (0.47)   $      (0.51)
                                                ===========     ============     ============    ============
    pro forma..............................     $     (0.13)    $      (0.64)    $      (0.58)   $      (0.71)
                                                ===========     ============     ============    ============

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 108% and 109%, risk-free interest rate of 1.49% and 3.02% and expected lives of 2.3 years and 2.3 years, in 2003 and 2002, respectively.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic earnings
(loss) per share and diluted earnings (loss) per share were as follows:

                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                               --------------------------         ------------------------
                                                       JUNE 30,                            JUNE 30,
                                                       --------                            --------
                                                   2003            2002              2003            2002
                                                   ----            ----              ----            ----
Loss from continuing operations.........     $    (493,000)    $ (8,322,000)    $ (5,710,000)    $ (8,192,000)
Loss from discontinued operations.......                --         (239,000)      (2,134,000)        (358,000)
                                             -------------     -------------    ------------     ------------
Net loss................................     $    (493,000)    $ (8,561,000)    $ (7,844,000)    $ (8,550,000)
                                             =============     ============     ============     ============
Basic and diluted loss per share:
  Weighted average number of common
    shares - basic and diluted..........        16,655,000       16,630,000       16,644,000       16,630,000
                                             -------------     -------------    ------------     ------------
  Basic and diluted loss per share
    from continuing operations..........     $       (0.03)    $      (0.50)    $      (0.34)    $      (0.49)
  Basic and diluted loss per share
    from discontinued operations........                --            (0.01)           (0.13)           (0.02)
                                             -------------     -------------    ------------     ------------
  Basic and diluted net loss per share..     $       (0.03)    $      (0.51)    $      (0.47)    $      (0.51)
                                             =============     ============     ============     ============


     Stock options, which would be antidilutive (1,859,000 and 2,623,000 for the three months ended June 30, 2003 and 2002, respectively, and 1,882,000 and 2,747,000 for the six months ended June 30, 2003 and 2002, respectively) have been excluded from the calculations of diluted shares outstanding and diluted earnings (loss) per share.

NOTE 4 - LINES OF CREDIT

     On May 31, 2000, the Company and the Bank entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company could borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2003, the Company had outstanding borrowings under the credit facility of $7,325,000. The Company estimates undrawn availability under the credit facility to be $6,581,000 as of June 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6,059,000.

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

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15,000,000, (3) a waiver of the covenant defaults existing as of March 31, 2003, (4) a modification to the definitions of total stockholders' equity and unconsolidated stockholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5), an increase in the minimum EBITDA covenants to $1,290,000, $1,778,000 and $1,880,000 for the second, third and fourth quarters of 2003, respectively, and (6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13,600,000 of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant default. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company, if at all.

     Interest expense on debt and obligations under capital leases was $232,000 and $200,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 5 - DISCONTINUED OPERATIONS

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of Intelligroup Singapore Pte Ltd., a Singapore
corporation; Intelligroup Hong Kong Limited, a Hong Kong corporation; Intelligroup Australia Pty Limited, an Australian corporation; and Intelligroup New Zealand Limited, a New Zealand corporation, together representing the Company's Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company received $75,000 from Soltius during the quarter ended June 30, 2003.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income
(Loss) and Consolidated Statements of Cash Flows. The net operating results, assets, liabilities and net cash flows of the Subsidiaries have been reported as discontinued operations.

        Summarized financial information for the discontinued operations of the Subsidiaries is as follows:

                                          FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                          --------------------       ------------------
                                             ENDED JUNE 30,            ENDED JUNE 30,
                                             --------------            --------------
                                                 2002              2003              2002
                                           -----------------    -----------     ------------

Revenue.................................   $    1,670,000       $ 1,691,000     $  3,274,000
Pre-tax loss............................         (235,000)         (413,000)        (327,000)
Income tax provision....................            4,000            15,000           31,000
Loss from discontinued operations,
   excluding loss on sale...............         (239,000)         (428,000)        (358,000)

                                            DECEMBER 31, 2002
                                            -----------------
Current assets..........................   $    2,393,000
Total assets............................        3,069,000
Current liabilities.....................        1,681,000
Net intercompany liabilities............        3,619,000
Total liabilities.......................        5,300,000
Net deficit of discontinued operations..       (2,231,000)

     Additionally, the Company reported a loss on the sale of the Subsidiaries of $1,706,000 for the six months ended June 30, 2003.

NOTE 6 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova, Inc. ("SeraNova") and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

     SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. On July 11, 2003, the Court heard arguments on the Company's renewed motion for summary judgment and dismissed the defendants' counterclaims seeking compensatory and punitive damages. Although a trial date has been scheduled for September 16, 2003, counsel for defendants has filed a motion to be relieved as counsel based upon defendants' failure to pay their counsel fees.

     In addition, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     Accordingly, the Company recorded $8,362,000 of SeraNova receivable impairment and other charges during the six months ended June 30, 2002. Specifically, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. Additionally, the Company recorded a $1,257,000 charge to write-off the carrying value of other SeraNova receivables. Also, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for certain obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1,286,000 of the liability remains outstanding, of which $1,028,000 is included in other long-term liabilities.

     As of March 31, 2003, the Company believed there had been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company recorded $5,060,000 of additional charges associated with the Note and certain other related issues during the six months ended June 30, 2003. The Company recognized an additional impairment charge of $4,000,000 related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                      WRITE-DOWN    WRITE-OFF        LEASE
                                       OF NOTE      OF OTHER      OBLIGATIONS    LEGAL AND
                                      RECEIVABLE   RECEIVABLES        AND          OTHER
                                      - SERANOVA    - SERANOVA    SETTLEMENTS     CHARGES         TOTAL
                                     -----------   -----------    -----------    ----------    -----------

Charges to operations during 2002..  $ 5,140,000   $ 1,257,000    $ 1,501,000    $ 464,000     $ 8,362,000
Costs paid during 2002.............           --            --       (361,000)    (318,000)       (679,000)
Non-cash items.....................   (5,140,000)   (1,257,000)            --          --       (6,397,000)
                                     -----------   -----------    -----------    ---------     -----------
Accrued  costs as of December 31,
2002...............................           --            --      1,140,000      146,000       1,286,000

Charges to operations during 2003..    4,000,000            --        795,000      265,000       5,060,000
Costs paid during 2003.............           --            --       (644,000)    (234,000)       (878,000)
Non-cash items.....................   (4,000,000)           --             --           --      (4,000,000)
                                     -----------   -----------    -----------    ---------     -----------

Accrued costs as of June 30, 2003..  $        --   $        --    $ 1,291,000    $ 177,000     $ 1,468,000
                                     ===========   ===========    ===========    =========     ===========

     As of June 30, 2003, $1,468,000 of the liability remains outstanding, of which $873,000 is included in other long-term liabilities. The Company expects to pay out this liability through 2008.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                         SEVERANCE AND       ASSET
                                         RELATED COSTS    IMPAIRMENTS    EXIT COSTS          TOTAL
                                         -------------    -----------    ----------       ---------

Accrued costs as of December 31, 1999..  $    865,000     $        --    $    84,000     $   949,000

Costs paid during 2000.................      (608,000)             --             --        (608,000)
                                         ------------     -----------    -----------     -----------
Accrued costs as of December 31, 2000..       257,000              --         84,000         341,000

Charges to operations during 2001......       530,000      10,999,000      1,732,000      13,261,000
Costs paid during 2001.................      (402,000)             --       (172,000)       (574,000)
Non-cash utilization during 2001.......            --     (10,999,000)    (1,177,000)    (12,176,000)
                                         ------------     -----------    -----------     -----------
Accrued costs as of December 31, 2001..       385,000              --        467,000         852,000

Charges to operations during 2002......        30,000              --             --          30,000
Costs paid during 2002.................      (326,000)             --       (384,000)       (710,000)
                                         ------------     -----------    -----------     -----------
Accrued costs as of December 31, 2002..        89,000              --         83,000         172,000

Costs paid during 2003.................       (85,000)             --             --         (85,000)
                                         ------------     -----------    -----------     -----------
Accrued costs as of June 30, 2003......  $      4,000     $        --    $    83,000     $    87,000
                                         ============     ===========    ===========     ===========

     The Company expects to pay out the remaining costs above within the next 6 months.

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

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003. The European headquarters are located in Milton Keynes, United Kingdom; and

     o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

     Accordingly, the Company's operating results and financial position for its continuing operations are presented in the following geographic segments for the three and six months ended June 30, 2003 and 2002.

                                    UNITED STATES         INDIA         EUROPE           JAPAN           TOTAL
                                    -------------         -----         ------           -----           -----
THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
Revenue.........................     $21,861,000       $ 3,743,000    $ 1,584,000     $  817,000    $ 28,005,000
Depreciation & amortization.....         449,000           220,000         36,000          7,000         712,000 (1)
Operating income (loss).........        (470,000)          205,000         84,000        147,000         (34,000)(2)
Total assets....................      28,059,000         6,722,000      2,035,000      1,508,000      38,324,000

THREE MONTHS ENDED JUNE 30, 2002
--------------------------------
Revenue.........................     $19,269,000        $3,543,000    $ 1,444,000     $  550,000    $ 24,806,000
Depreciation & amortization.....         450,000           112,000         58,000         15,000         635,000 (3)
Operating income (loss).........      (8,150,000)          862,000       (352,000)      (408,000)     (8,048,000)(4)
Total assets....................      28,463,000         5,744,000      1,738,000      1,379,000      37,324,000 (5)

SIX MONTHS ENDED JUNE 30, 2003
------------------------------
Revenue.........................     $43,210,000       $ 7,230,000    $ 3,065,000     $1,735,000    $ 55,240,000
Depreciation & amortization.....         900,000           424,000         72,000         15,000       1,411,000 (6)
Operating income (loss).........      (6,019,000)          698,000         81,000        208,000     (5,032,000) (7)

SIX MONTHS ENDED JUNE 30, 2002
------------------------------
Revenue.........................     $36,738,000       $ 6,597,000    $ 3,029,000     $1,447,000    $ 47,811,000
Depreciation & amortization.....         923,000           260,000        115,000         29,000       1,327,000  (8)
Operating income (loss).........      (8,035,000)        1,345,000       (541,000)      (525,000)     (7,756,000) (9)

-----------
     (1) Excludes $191,000 of depreciation and amortization included in cost of sales for the three months ended June 30, 2003.
     (2) Includes $296,000 of proxy contest charges and $581,000 of charges related to the guarantee of SeraNova debt for the three months ended June 30, 2003.
     (3) Excludes $181,000 of depreciation and amortization included in cost of sales for the three months ended June 30, 2002.
     (4) Includes $8,362,000 of SeraNova receivable impairment and other charges and $464,000 of proxy contest charges for the three months ended June 30, 2002.
     (5)  Excludes $2,897,000 of assets held for sale as of June 30, 2002.
     (6) Excludes $372,000 of depreciation and amortization included in cost of sales for the six months ended June 30, 2003.
     (7) Includes $5,060,000 of SeraNova receivable impairment and other charges, $593,000 of proxy contest charges and $581,000 of charges related to the guarantee of SeraNova debt for the six months ended June 30, 2003.
     (8) Excludes $443,000 of depreciation and amortization included in cost of sales for the six months ended June 30, 2002.
     (9) Includes $8,362,000 of SeraNova receivable impairment and other charges and $464,000 of proxy contest charges for the six months ended June 30, 2002.

     Included above are application management and support revenues of $8,341,000 and $6,110,000 for the three months ended June 30, 2003 and 2002, respectively. In addition, application management and support revenues for the six months ended June 30, 2003 and 2002 were $15,106,000 and $12,281,000, respectively. Other information related to the application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 9 - CONTINGENCIES

Guarantee of SeraNova Debt

     By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions is demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. The Company has requested documentation from Zions. Zions requested that the Company execute a confidentiality agreement before providing the documentation. The Company intends to investigate Zion's claims upon receipt of such documentation.
However,   the  Company   could  have  a  liability  in  this  matter  once  all
documentation is provided by Zions. Accordingly, the Company has recorded a $581,000 provision for the guarantee of SeraNova debt in the consolidated statement of operations during the three months ended June 30, 2003.

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

Tax Contingency in India

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessment is for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of June 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

Proxy Contest and Related Legal Matters

     During the six months ended June 30, 2003, the Company incurred $593,000 of Proxy Contest charges. As discussed in Note 4, the Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. Since the second quarter of 2002, the Company has incurred cumulative Proxy Contest charges of $1,666,000. The cumulative Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. Legal costs related to this matter continue to be incurred. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company has agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years. Accordingly, the Company will record a $750,000 provision for such liability in the consolidated statement of operations during the three months ended September 30, 2003.

     On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties' motions. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have filed an Answer to the Company's complaint denying the Company's claims. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

Other Legal Matters

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The parties executed a settlement agreement, which became effective upon payment of the settlement amount. The Company paid its portion of the settlement amount equal to an aggregate amount of $50,000 in April 2003.

     The Company is engaged in other legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HISTORY
     -------

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

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company received $75,000 from Soltius during the quarter ended June 30, 2003.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income
(Loss) and Consolidated Statements of Cash Flows and have been reported as discontinued operations.

     Financial information regarding the Company's geographic areas and results of operations for continuing operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Part 1. Financial Information.

     REVENUES
     --------

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

     EXPENSES
     --------

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

     FIXED PRICE PROJECTS
     --------------------

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the six months ended June 30, 2003 and the year ended December 31, 2002, revenues derived from projects under fixed price contracts represented 33% and 35%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during the six months ended June 30, 2003 or during 2002. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     CUSTOMER CONCENTRATION
     ----------------------

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company's ten largest customers accounted for in the aggregate, approximately 48% and 42% of its revenue, respectively. For the six months ended June 30, 2003, no single customer accounted for more than 10% of revenue. For the year ended December 31, 2002, one customer accounted for more than 10% of revenue. For the six months ended June 30, 2003 and the year ended December 31, 2002, 10% and 24%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     SOFTWARE PARTNERS
     -----------------

     For each of the six months ended June 30, 2003 and the year ended December 31, 2002, approximately 62% of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP. For the six months ended June 30, 2003 and the year ended December 31, 2002, approximately 24% and 22%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by PeopleSoft. For the six months ended June 30, 2003 and the year ended December 31, 2002, approximately 7% and 9%, respectively, of the Company's total revenue was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

     COMPETITORS
     -----------

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

     OFFICES
     -------

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois) and Pleasanton (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

     o the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) patterns of software and hardware capital spending by customers, (b) information technology outsourcing trends, (c) the timing, size and stage of projects, (d) timing and impact of acquisitions, (e) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (f) levels of market acceptance for the Company's services, (g) general economic conditions, and (h) the hiring of additional staff;

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

     o the Company's ability to manage fixed price projects effectively and efficiently;

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

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                Percentage of Revenue
                                                   ----------------------------------------------
                                                      Three Months                 Six Months
                                                     Ended June 30,              Ended June 30,
                                                   -------------------         ------------------
                                                   2003           2002         2003          2002
                                                   ----           ----         ----          ----

Revenue...................................         100.0%         100.0%       100.0%       100.0%
Cost of sales.............................          69.7           68.2         70.3         68.9
                                                  ------          -----        -----        -----
    Gross profit..........................          30.3           31.8         29.7         31.1
Selling, general and administrative
  expenses................................          24.7           26.1         25.0         26.0
Depreciation and amortization expenses....           2.5            2.6          2.5          2.8
SeraNova receivable settlement and
  related charges.........................            --           33.6          9.2         17.5
Proxy contest charges.....................           1.1            1.9          1.1          1.0
Guarantee of SeraNova debt charge.........           2.1             --          1.1          --
                                                  ------          -----        -----        -----
    Total operating expenses..............          30.4           64.2         38.9         47.3
                                                  ------          -----        -----        -----
    Operating loss........................          (0.1)         (32.4)        (9.2)       (16.2)
Interest income...........................            --             --           --           --
Interest expense..........................          (0.4)          (0.4)        (0.4)        (0.4)
Other income (expense)....................          (0.7)           0.1         (0.4)         0.1
                                                  ------          -----        -----        -----
Loss from continuing operations before
   income tax provision...................          (1.2)         (32.7)       (10.0)       (16.5)
Income tax provision......................           0.6            0.8          0.4          0.6
                                                  ------          -----        -----        -----
Loss from continuing operations...........          (1.8)%        (33.5)%      (10.4)%      (17.1)%
                                                  ======          =====        =====        =====

     Three  Months  Ended June 30, 2003  Compared to Three Months Ended June 30,
2002

     The following discussion compares the consolidated results from continuing operations for the three months ended June 30, 2003 and the three months ended June 30, 2002.

     Revenue. Total revenue increased by 12.9%, or $3.2 million, from $24.8 million for the three months ended June 30, 2002, to $28.0 million for the three months ended June 30, 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $2.6 million), Japan (an increase of $267,000), India (an increase of $200,000) and Europe (an increase of $140,000). In 2002, the demand for the Company's services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services and offshore development services.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 15.3%, or $2.6 million, from $16.9 million for the three months ended June 30,

2002, to $19.5 million for the three months ended June 30, 2003. The Company's gross profit increased by 7.8%, or $612,000, from $7.9 million for the three months ended June 30, 2002, to $8.5 million for the three months ended June 30, 2003. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin decreased to 30.3% for the three months ended June 30, 2003, from 31.8% for the three months ended June 30, 2002. The decline in gross margin results primarily from pricing pressures, due to the increased competition for new projects.

     Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses primarily consist of administrative salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 7.3% or $470,000, to $6.9 million for the three months ended June 30, 2003, from $6.5 million for the three months ended June 30, 2002, but decreased as a percentage of revenue to 24.7% from 26.1%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to discretionary sales and marketing expenditures, which vary in proportion to changes in revenue. During the three months ended June 30, 2003, the Company invested in certain targeted sales and marketing initiatives, such as participation in a number of conferences and trade shows as well as a new branding roll-out, which are expected to grow future revenues. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased to $712,000 for the three months ended June 30, 2003, compared to $635,000 for the three months ended June 30, 2002. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since June 30, 2002.

     SeraNova receivable impairment and other charges. During the three months ended June 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova, Inc. ("SeraNova") and certain other related issues. Although the Company had aggressively pursued its various legal options to obtain payment from SeraNova, Silverline Technologies Inc. and Silverline Technologies Ltd. (collectively the "SeraNova Group") on the Note and outstanding lease obligations, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. During this time, the Company had also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the note during the three months ended June 30, 2002. Additionally, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. Finally, the Company recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     Proxy contest charges. During the three months ended June 30, 2003 and 2002, the Company incurred $296,000 and $464,000, respectively, in legal fees and other charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. Since the second quarter of 2002, the Company has incurred cumulative proxy charges of $1.7 million. The cumulative Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them including the Proxy Contest.

     Provision for guarantee of SeraNova debt. By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions is demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. The Company has requested documentation from Zions. Zions requested that the Company execute a confidentiality agreement before providing the documentation. The Company intends to investigate Zion's claims upon receipt of such documentation. However, the Company could have a liability in this matter once all documentation is provided by Zions. Accordingly, the Company has recorded a $581,000 provision for the guarantee of SeraNova debt in the consolidated statement of operations during the three months ended June 30, 2003.

     Interest income. The Company earned $12,000 in interest income during the three months ended June 30, 2003, compared with $11,000 during the three months ended June 30, 2002. The interest income is related primarily to certain interest-bearing bank accounts.

     Interest expense. The Company incurred $124,000 and $95,000 in interest expense during the three months ended June 30, 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during the three months ended June 30, 2003.

     Other income (expense). Other income (expense) results primarily from gains (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $184,000 during the three months ended June 30, 2003, compared with other income of $17,000 during the three months ended June 30, 2002. The change results from foreign currency fluctuations.

     Provision for income taxes. The Company's effective tax rate was 49.4% for the three months ended June 30, 2003. The large provision for income taxes results from taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of June 30, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.2 million will be realized. The Company's effective rate was 2.5% for the three months ended June 30, 2002.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services was restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the three months ended June 30, 2003 and 2002, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessment is for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of June 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     The following discussion compares the consolidated results from continuing operations for the six months ended June 30, 2003 and the six months ended June 30, 2002.

     Revenue. Total revenue increased by 15.5%, or $7.4 million, from $47.8 million for the six months ended June 30, 2002, to $55.2 million for the six months ended June 30, 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $6.5 million), India (an increase of $633,000), Japan (an increase of $288,000) and Europe (an increase of $37,000). In 2002, the demand for the Company's services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services and offshore development services.

     Gross profit. The Company's cost of sales increased by 17.8%, or $5.9 million, from $32.9 million for the six months ended June 30, 2002, to $38.8 million for the six months ended June 30, 2003. The Company's gross profit increased by 10.5%, or $1.6 million, from $14.9 million for the six months ended June 30, 2002, to $16.4 million for the six months ended June 30, 2003. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin decreased to 29.7% for the six months ended June 30, 2003, from 31.1% for the six months ended June 30, 2002. The decline in gross margin results primarily from pricing pressures, due to the increased competition for new projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 10.8% or $1.3 million, to $13.8 million for the six months ended June 30, 2003, from $12.5 million for the six months ended June 30, 2002, but decreased as a percentage of revenue to 25.0% from 26.0%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to discretionary sales and marketing expenditures, which vary in proportion to changes in revenue. During the six months ended June 30, 2003, the Company invested in certain targeted sales and marketing initiatives, such as participation in a number of conferences and trade shows as well as a new branding roll-out, which are expected to grow future revenues. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased to $1.4 million for the six months ended June 30, 2003, compared to $1.3 million for the six months ended June 30, 2002. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since June 30, 2002.

     SeraNova receivable impairment and other charges. During the six months ended June 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova, and certain other related issues. Although the Company had aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believed that the current liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. During this time, the Company had also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the note during the six months ended June 30, 2002. Additionally, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. Finally, the Company recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     During the six months ended June 30, 2003, the Company recorded approximately $5.1 million of additional charges associated with the note receivable from SeraNova and certain other related issues. The Company recognized an additional impairment charge of $4.0 million related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

     Proxy contest charges. During the six months ended June 30, 2003 and 2002, the Company incurred $593,000 and $464,000, respectively, in legal fees and other charges related to the Company's contested 2002 Annual Meeting of Shareholders. The Proxy Contest resulted directly from a shareholder of the Company launching a hostile and costly proxy contest to take control of the Company's Board of Directors. Since the second quarter of 2002, the Company has incurred cumulative proxy charges of $1.7 million. The cumulative Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them including the Proxy Contest.

     Provision for Guarantee of SeraNova debt. By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions is demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. The Company has requested documentation from Zions. Zions requested that the Company execute a confidentiality agreement before providing the documentation. The Company intends to investigate Zion's claims upon receipt of such documentation. However, the Company could have a liability in this matter once all documentation is provided by Zions. Accordingly, the Company has recorded a $581,000 provision for the guarantee of SeraNova debt in the consolidated statement of operations during the six months ended June 30, 2003.

     Interest income. The Company earned $25,000 in interest income during the six months ended June 30, 2003, compared with $18,000 during the six months ended June 30, 2002. The interest income is related primarily to certain interest-bearing bank accounts.

     Interest expense. The Company incurred $232,000 and $200,000 in interest expense during the six months ended June 30, 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during the six months ended June 30, 2003.

     Other income (expense). Other income (expense) results primarily from gains (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $233,000 during the six months ended June 30, 2003, compared with other income of $57,000 during the six months ended June 30, 2002. The change results from foreign currency fluctuations.

     Provision for income taxes. Despite an operating loss, a provision for income taxes of was required for the six months ended June 30, 2003 and 2002, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of June 30, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.2 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the six months ended June 30, 2003 and 2002, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessment is for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of June 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

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

     o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003. The European headquarters are located in Milton Keynes, United Kingdom; and

     o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

     Three  months  Ended June 30, 2003  Compared to Three months Ended June 30,
2002

     The following discussion compares the segment results for continuing operations for the three months ended June 30, 2003 and the three months ended June 30, 2002.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                           THREE MONTHS ENDED JUNE 30,
                              -------------------------------------------------------
                                       2003                        2002
                                       ----                        ----
                                           PERCENTAGE                      PERCENTAGE
                              DOLLARS       OF TOTAL         DOLLARS        OF TOTAL
                              -------       --------         -------        --------
United States...........    $   21,861         78.1%        $  19,269          77.7%
India...................         3,743         13.4             3,543          14.3
Europe..................         1,584          5.6             1,444           5.8
Japan...................           817          2.9               550           2.2
                            ----------       --------       ---------        --------
Total...................    $   28,005        100.0%        $  24,806         100.0%
                            ==========       ========       =========        ========

     US revenue increased by 13.5%, or $2.6 million, from $19.3 million for the three months ended June 30, 2002, to $21.9 million for the three months ended June 30, 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

     India revenue increased by 5.6%, or $200,000, from $3.5 million for the three months ended June 30, 2002, to $3.7 million for the three months ended June 30, 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue increased by 9.7%, or $140,000, from $1.4 million for the three months ended June 30, 2002, to $1.6 million for the three months ended June 30, 2003. The increase was attributable primarily to the Company's operations in Denmark (an increase of $381,000), which was slightly offset by a decrease of revenue in the Company's operations in the United Kingdom (a decrease of $157,000) and Sweden (a decrease of $84,000). The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions. Accordingly, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003.

     Japan revenue increased by 48.5% or $267,000, from $550,000 for the three months ended June 30, 2002, to $817,000 for the three months ended June 30, 2003. The increase was due primarily to stronger demand for the Company's consulting services within the local SAP market.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                   THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                    2003                 2002
                                                  --------            ---------

United States..........................           $  (470)            $ (8,150)
India..................................               205                  862
Europe.................................                84                 (352)
Japan..................................               147                 (408)
                                                  --------            ---------
Total..................................           $   (34)            $ (8,048)
                                                  ========            =========

     US operating performance improved by $7.7 million, from an operating loss of $8.2 million for the three months ended June 30, 2002, to an operating loss of $470,000 for the three months ended June 30, 2003. The improvement in operating performance was attributable primarily to the approximately $8.4 million of SeraNova receivable impairment and other charges incurred during the three months ended June 30, 2002.

     India operating income decreased by $657,000, from $862,000 for the three months ended June 30, 2002, to $205,000 for the three months ended June 30, 2003. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

     Europe operating performance improved by $436,000, from an operating loss of $352,000 for the three months ended June 30, 2002, to operating income of $84,000 for the three months ended June 30, 2003. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $286,000) and Sweden (an improvement of $150,000).

     Japan operating performance improved by $555,000, from an operating loss of $408,000 for the three months ended June 30, 2002, to operating income of $147,000 for the three months ended June 30, 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

     Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

     The following discussion compares the segment results for continuing operations for the six months ended June 30, 2003 and the six months ended June 30, 2002.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                             SIX MONTHS ENDED JUNE 30,
                              -------------------------------------------------------
                                       2003                        2002
                                       ----                        ----
                                           PERCENTAGE                      PERCENTAGE
                              DOLLARS       OF TOTAL         DOLLARS        OF TOTAL
                              -------       --------         -------        ---------
United States...........     $   43,210        78.2%        $   36,738         76.8%
India...................          7,230        13.1              6,597         13.8
Europe..................          3,065         5.6              3,029          6.3
Japan...................          1,735         3.1              1,447          3.1
                             ----------      -------        ----------       --------
Total...................     $   55,240       100.0%        $   47,811        100.0%
                             ==========      =======        ==========       ========

     US revenue increased by 17.6%, or $6.5 million, from $36.7 million for the six months ended June 30, 2002, to $43.2 million for the six months ended June 30, 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

     India revenue increased by 9.6%, or $633,000, from $6.6 million for the six months ended June 30, 2002, to $7.2 million for the six months ended June 30, 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue approximated $3.0 million for the six months ended June 30, 2003 and 2002. The Company's operations in Denmark increased by $537,000, while the revenue in the United Kingdom and Sweden decreased by $268,000 and $232,000, respectively. The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions.

     Japan revenue increased by 19.9% or $288,000, from $1.4 million for the six months ended June 30, 2002, to $1.7 million for the six months ended June 30, 2003. The increase was due primarily to stronger demand for the Company's consulting services within the local SAP market.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                    2003                 2002
                                                  --------            ---------
United States..........................           $ (6,019)           $ (8,035)
India..................................                698               1,345
Europe.................................                 81                (541)
Japan..................................                208                (525)
                                                  --------            ---------
Total..................................           $ (5,032)           $ (7,756)
                                                  =========           =========

     US operating performance improved by $2.0 million, from an operating loss of $8.0 million for the six months ended June 30, 2002, to an operating loss of $6.0 million for the six months ended June 30, 2003. The $8.0 million operating loss was attributable primarily to the $8.4 million of SeraNova receivable impairment and other charges recorded during the six months ended June 30, 2002. The $6.0 million operating loss was attributable primarily to the $5.1 million of SeraNova receivable impairment and other charges recorded during the six months ended June 30, 2003.

     India operating income decreased by $647,000, from $1.3 million for the six months ended June 30, 2002, to $698,000 for the six months ended June 30, 2003. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

     Europe operating performance improved by $622,000, from an operating loss of $541,000 for the six months ended June 30, 2002, to operating income of $81,000 for the six months ended June 30, 2003. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $366,000), the UK (an improvement of $32,000) and Sweden (an improvement of $224,000).

     Japan operating performance improved by $733,000, from an operating loss of $525,000 for the six months ended June 30, 2002, to operating income of $208,000 for the six months ended June 30, 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.3 million at June 30, 2003 and $1.2 million at December 31, 2002. The Company had working capital of $7.3 million at June 30, 2003 and $13.1 million at December 31, 2002.

     Cash provided by operating activities of continuing operations was $594,000 for the six months ended June 30, 2003, resulting primarily from the SeraNova receivable impairment and other charges of $5.1 million, depreciation and amortization of $1.8 million, a decrease in accounts receivable of $1.3 million and an increase in accrued payroll and related taxes of $1.3 million. These amounts were partially offset by the net loss and increases in unbilled services of $1.4 million and other current assets of $1.2 million. The changes in operating assets and liabilities result primarily from timing differences. Cash provided by operating activities of continuing operations for the six months ended June 30, 2002 was $1.1 million.

     The Company invested $839,000 and $798,000 in computer equipment, internal-use computer software and office furniture and fixtures during the six months ended June 30, 2003 and 2002, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. Such credit facility is comprised of a revolving line of credit pursuant to which the Company could borrow up to $20,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2003, the Company had outstanding borrowings under the credit facility of $7.3 million. The Company estimates undrawn availability under the credit facility to be $6.6 million as of June 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million.

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

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, (3) a waiver of the covenant defaults existing as of March 31, 2003, (4) a modification to the definitions of total stockholders' equity and unconsolidated stockholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5) an increase in the minimum EBITDA covenants to $1.3 million, $1.8 million and $1.9 million for the second, third and fourth quarters 2003, respectively, and (6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13.6 million of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant default. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company, if at all.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

     SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. The parties have completed the discovery process and the Company has moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. On July 11, 2003, the Court heard arguments on the Company's renewed motion for summary judgment and dismissed the defendant's counterclaims seeking compensatory and punitive damages. Although a trial date has been scheduled for September 16, 2003, counsel for defendants has filed a motion to be relieved as counsel based upon defendants' failure to pay their counsel fees.

     In addition, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

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

     Accordingly, the Company recorded $8.4 million of SeraNova receivable impairment and other charges as of June 30, 2002. Specifically, the Company recorded a $5.1 million charge to write-down the carrying value of the Note to $4.0 million. Additionally, the Company recorded a $1.3 million charge to write-off the carrying value of other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Also, the Company recorded a charge of $1.5 million for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1.3 million of the liability remains outstanding, of which $1.0 million is included in other long-term liabilities.

     As of March 31, 2003, the Company believed there had been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company recorded $5.1 million of additional charges associated with the Note and certain other related issues during the six months ended June 30, 2003. The Company recognized an additional impairment charge of $4.0 million related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                      WRITE-DOWN    WRITE-OFF        LEASE
                                       OF NOTE      OF OTHER      OBLIGATIONS    LEGAL AND
                                      RECEIVABLE   RECEIVABLES        AND          OTHER
                                      - SERANOVA    - SERANOVA    SETTLEMENTS     CHARGES         TOTAL
                                     -----------   -----------    -----------    ----------    -----------

Charges to operations during 2002..  $ 5,140,000   $ 1,257,000    $ 1,501,000    $ 464,000     $ 8,362,000
Costs paid during 2002.............           --            --       (361,000)    (318,000)       (679,000)
Non-cash items.....................   (5,140,000)   (1,257,000)            --          --       (6,397,000)
                                     -----------   -----------    -----------    ---------     -----------
Accrued  costs as of December 31,
2002...............................           --            --      1,140,000      146,000       1,286,000

Charges to operations during 2003..    4,000,000            --        795,000      265,000       5,060,000
Costs paid during 2003.............           --            --       (644,000)    (234,000)       (878,000)
Non-cash items.....................   (4,000,000)           --             --           --      (4,000,000)
                                     -----------   -----------    -----------    ---------     -----------

Accrued costs as of June 30, 2003..  $        --   $        --    $ 1,291,000    $ 177,000     $ 1,468,000
                                     ===========   ===========    ===========    =========     ===========

     As of June 30, 2003, $1.5 million of the liability remains outstanding, of which $873,000 is included in other long-term liabilities. The Company expects to pay out this liability through 2008.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following tables summarize the Company's contractual obligations and other commercial commitments as of June 30, 2003:

                                                    PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------------
DESCRIPTION OF                                LESS THAN        1 - 3         3 - 5      MORE THAN
--------------                                ---------        -----         -----      ---------
CONTRACTUAL OBLIGATION            TOTAL         1 YEAR         YEARS         YEARS      5 YEARS
----------------------            -----         ------         -----         -----      -------

Revolving Credit Facility      $ 7,325,000    $7,325,000    $       --    $       --    $     --
Capital Lease Obligations          165,000        96,000        69,000            --          --
Operating Lease Obligations      8,203,000     1,149,000     4,956,000     2,098,000          --
Other Liabilities                1,468,000       595,000       535,000       338,000          --
                               -----------    ----------    ----------    ----------    --------
Total Contractual Obligations  $17,161,000    $9,165,000    $5,560,000    $2,436,000    $     --
                               ===========    ==========    ==========    =========     ========

     The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of June 30, 2003, the Company had outstanding borrowings under the credit facility of $7.3 million. The Company estimates undrawn availability under the credit facility to be $6.6 million as of June 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant default. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company, if at all.

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

COMMITMENTS

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC, a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. Defendants have been served. All defendants have answered the complaint and discovery has commenced.

     On January 30, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement relating to the lease of premises occupied by SeraNova. The plaintiff granted the Company an extension of time in which to answer the complaint while the parties engaged in settlement discussions. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $160,000 over time, with the last payment being due on or before November 30, 2003. The Company has paid an aggregate of $85,000 during the six months ended June 30, 2003. The Company has accrued the remaining balance of $75,000 in the consolidated balance sheet as of June 30, 2003.

     During 2002, SeraNova failed to pay certain obligations under a telephone equipment lease agreement, which the Company assigned to SeraNova in February of 2001. On March 12, 2003, CIT Communications Finance Corporation ("CIT") filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Intelligroup and SeraNova, jointly and severally, as defendants. The complaint, which seeks damages, alleges among other things that the defendants failed to pay outstanding lease obligations in the amount of $217,899. In March 2003, the parties executed a settlement agreement whereby the Company was obligated to pay to CIT an aggregate of $127,000. The Company paid such amount to CIT in May 2003.

     By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions is demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. The Company has requested documentation from Zions. Zions requested that the Company execute a confidentiality agreement before providing the documentation. The Company intends to investigate Zion's claims upon receipt of such documentation.
However,   the  Company   could  have  a  liability  in  this  matter  once  all
documentation is provided by Zions. Accordingly, the Company has recorded a $581,000 provision for the guarantee of SeraNova debt in the consolidated statement of operations during the three months ended June 30, 2003.

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

ITEM 4.     CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On February 7, 2001, NSA Investments II LLC filed a complaint in the United States District Court for the District of Massachusetts naming, among others, SeraNova, the Company and Rajkumar Koneru, a former director of the Company, as defendants. The plaintiff alleges that it invested $4,000,000 in SeraNova as part of a private placement of SeraNova common stock in March 2000, prior to the spin-off of SeraNova by the Company. The complaint, which seeks compensatory and punitive damages, alleges that the Company, as a "controlling person" of SeraNova, is jointly and severally liable with and to the same extent as SeraNova for false and misleading statements constituting securities laws violations and breach of contract. After being served with the complaint, the Company made a request for indemnification from SeraNova pursuant to the various inter-company agreements in connection with the spin-off. By letter dated April 13, 2001, SeraNova's counsel, advised the Company that SeraNova acknowledged liability for such indemnification claims and has elected to assume the defense of the plaintiff's claims. In October 2001, the motion to dismiss, filed on behalf of the Company in May 2001, was denied without prejudice to refile at the close of the discovery period. Court-ordered mediation between the plaintiff and SeraNova during January and February 2002 was unsuccessful. In January 2002, plaintiff filed a motion for partial summary judgment as to certain claims against SeraNova. No summary judgment motion was filed against the Company. On September 30, 2002, the Court granted plaintiff's motion in part, finding SeraNova liable for breach of contract as a matter of law. The parties executed a settlement agreement, which became effective upon payment of the settlement amount. The Company paid its portion of the settlement amount equal to an aggregate amount of $50,000 in April 2003.

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for unspecified damages as a set-off against the Company's claims. Thereafter, in response to the Company's request for a statement of damages, SeraNova stated that it was in the process of calculating its damages, but for informational purposes claimed compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. The parties have completed the discovery process and the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment and required supplemental briefing on certain issues. On July 11, 2003, the Court heard arguments on the Company's renewed motion for summary judgment and dismissed the defendant's counterclaims seeking compensatory and punitive damages. Although a trial date has been scheduled for September 16, 2003, counsel for defendants has filed a motion to be relieved as counsel based upon defendants' failure to pay their counsel fees.

     Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, which seeks damages in excess of $400,000, alleges among other things that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company and that Mr. Pandey has been unjustly enriched in an amount of $350,000 from the Company. Mr. Pandey has filed an Answer to the Company's complaint denying the Company's claims. On June 6, 2003, the Court granted summary judgment in favor of the Company on all counts of the complaint and Mr. Pandey did not oppose the Company's motion for attorney's fees. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties' motions. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's recent Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002 and discovery is ongoing. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleges, among other things, that the defendants violated federal securities laws in connection with the Company's recent proxy contest. The defendants have filed an Answer to the Company's complaint denying the Company's claims. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. Defendants have been served. All defendants have answered the complaint and discovery has commenced.

     On January 30, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement relating to the lease of premises occupied by SeraNova. The plaintiff granted the Company an extension of time in which to answer the complaint while the parties engaged in settlement discussions. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $160,000 over time, with the last payment being due on or before November 30, 2003. The Company has paid an aggregate of $85,000 during the six months ended June 30, 2003. The Company has accrued the remaining balance of $75,000 in the consolidated balance sheet as of June 30, 2003.

     During 2002, SeraNova failed to pay certain obligations under a telephone equipment lease agreement, which the Company assigned to SeraNova in February of 2001. On March 12, 2003, CIT Communications Finance Corporation ("CIT") filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Intelligroup and SeraNova, jointly and severally, as defendants. The complaint, which seeks damages, alleges among other things that the defendants failed to pay outstanding lease obligations in the amount of $217,899. In March 2003, the parties executed a settlement agreement whereby the Company was obligated to pay to CIT an aggregate of $127,000. The Company paid such amount to CIT in May 2003.

     By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions is demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. The Company has requested documentation from Zions. Zions requested that the Company execute a confidentiality agreement before providing the documentation. The Company intends to investigate Zion's claims upon receipt of such documentation.
However,   the  Company   could  have  a  liability  in  this  matter  once  all
documentation is provided by Zions. Accordingly, the Company has recorded a $581,000 provision for the guarantee of SeraNova debt in the consolidated statement of operations during the three months ended June 30, 2003.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things,
(1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, (3) a waiver of the covenant defaults existing as of March 31, 2003,
(4) a modification to the definitions of total stockholders equity and unconsolidated stockholders equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5) an increase in the minimum EBITDA covenants to $1.3 million, $1.8 million and $1.9 million for the second, third and fourth quarters 2003, respectively, and
(6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13.6 million of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. The Company is currently negotiating with the Bank and expects to receive a waiver of the existing covenant default. There can be no assurance, however, that the Company will be able to obtain a waiver to the agreement on terms acceptable to the Company, if at all.

ITEM 5.     OTHER INFORMATION

     On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company received $75,000 from Soltius during the quarter ended June 30, 2003. The consideration was determined as a result of arms-length negotiations between the parties.

     On May 30, 2003, the Company executed a letter agreement with PNC Bank extending the term of the credit facility from May 31, 2003 to July 31, 2003. On July 31, 2003, the Company executed a third amendment to the loan documents, among other things, extending the term of the credit facility to May 31, 2006.

     On August 4, 2003, Prabhas Panigrahi, a member of the Board of Directors (the "Board") of the Company since June 2002, resigned from the Board. Mr. Panigrahi's resignation as a Director did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices, and Mr. Panigrahi has not requested that any matter be disclosed.

     On August 7, 2003, the Company and Ashok Pandey executed a settlement agreement pursuant to which, among other things: (1) the parties agreed to release each other from any and all claims and settle all current litigation matters between them; (2) the Company agreed to pay Pandey an aggregate amount of $750,000 to Pandey in three equal installments over two years; (3) the Company waived all amounts due by Pandey to the Company pursuant to the award granted by the Court in one of the actions filed by the Company against Pandey;
(4) the Company agreed to include Pandey or his designee who is reasonably acceptable to the Company's Board of Directors (the "Board") in its slate of nominees for election to the Board at its Annual Meeting of Shareholders to be held in 2003, 2004 and 2005; (5) Pandey agreed to certain standstill provisions relating to acquiring shares of the Company's voting securities, solicitation of proxies, waging of a proxy contest or tender offer or initiating or supporting a shareholder proposal for a three-year period; (6) Pandey agreed to vote for the slate of directors proposed by the Board for a three-year period; and (7) the parties agreed not to disparage each other.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.

              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32    Certification pursuant to 18 U.S.C Section 1350.

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

              On June 3, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to report that on May 30, 2003, the Company executed a letter agreement with PNC Bank and Empower, Inc., a wholly-owned subsidiary of the Company, extending the term of the PNC Bank credit facility from May 31, 2003 to July 31, 2003.

              On August 5, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to report the following: (1) On July 31, 2003, the Company executed a third amendment to the loan documents with PNC Bank and Empower, Inc., a wholly-owned subsidiary of the Company, among other things, extending the term of the credit facility to May 31, 2006 and (2) On August 4, 2003, Prabhas Panigrahi, a member of the Board of Directors (the "Board") of Intelligroup, Inc. (the "Company") since June 2002, resigned from the Board. Mr. Panigrahi's resignation as a Director did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices, and Mr. Panigrahi has not requested that any matter be disclosed.

              On  August  12,  2003,  the  Company  filed  a Form  8-K  with the
              Securities and Exchange Commission to report that on August 7, 2003, the Company and Ashok Pandey ("Pandey") executed a settlement agreement providing for, among other things, the settlement of all current litigation between the parties, payments to be made by the Company to Mr. Pandey and that Pandey abide by certain standstill provisions relating to, among other matters, participating in any proxy contests, and vote for the Company slate of directors for a three-year period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Intelligroup, Inc.


DATE: August 14, 2003                    By: /s/ Nagarjun Valluripalli
                                            ------------------------------------
                                            Nagarjun Valluripalli,
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


DATE: August 14, 2003                    By: /s/ Nicholas Visco
                                            ------------------------------------
                                            Nicholas Visco,
                                            Senior Vice President-Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)