Form 10-Q
period 2003-09-30
INTELLIGROUP INC
filed 2003-11-14
CIK 1016439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                           Commission File No. 0-20943

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

                  Yes:  X                           No:
                      -----                            -----

        Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes:                              No:  X
                      ------                           -----

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of November 11, 2003:

             Class                                    Number of Shares
             -----                                    ----------------
  Common Stock, $.01 par value                           16,721,325

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
PART I.  FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements (unaudited).................   1

            Consolidated Balance Sheets as of September 30, 2003
             and December 31, 2002........................................   2

            Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three and Nine Months Ended
             September 30, 2003 and 2002..................................   3

            Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2003 and 2002............................   4

            Notes to Consolidated Financial Statements....................   5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  20

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....  45

    Item 4. Controls and Procedures.......................................  45

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings.............................................  46

    Item 3. Defaults Upon Senior Securities...............................  48

    Item 4. Submission of Matters to a Vote of Security Holders...........  49

    Item 5. Other Information.............................................  49

    Item 6. Exhibits and Reports on Form 8-K..............................  50

SIGNATURES................................................................  52

                          PART I. FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2003            2002
                                                                       ------------    ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents.....................................       $  2,178,000    $  1,163,000
  Accounts receivable, less allowance for doubtful accounts
     of $847,000 and $1,388,000 at September 30, 2003 and
     December 31, 2002, respectively............................         16,226,000      17,745,000
  Unbilled services.............................................         10,177,000       6,818,000
  Prepaid income taxes..........................................            448,000         624,000
  Deferred tax assets...........................................          1,271,000       1,088,000
  Other current assets..........................................          3,900,000       2,858,000
  Note receivable - SeraNova....................................                 --       4,000,000
  Assets held for sale..........................................                 --       3,069,000
                                                                       ------------    ------------
         Total current assets...................................         34,200,000      37,365,000

  Property and equipment, net...................................          4,432,000       5,725,000
  Deferred tax asset............................................            152,000         118,000
  Other assets..................................................          1,066,000         911,000
                                                                       ------------    ------------
                                                                       $ 39,850,000    $ 44,119,000
                                                                       ============    ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................       $  3,936,000    $  5,229,000
  Accrued payroll and related taxes.............................          8,380,000       5,891,000
  Accrued expenses and other current liabilities................          5,712,000       3,491,000
  Deferred revenue..............................................          1,697,000       1,280,000
  Income taxes payable..........................................            588,000         356,000
  Current portion of long-term debt and obligations under
     capital leases.............................................          6,168,000       6,374,000
  Liabilities held for sale.....................................                 --       1,681,000
                                                                       ------------    ------------
         Total current liabilities.............................         26,481,000       24,302,000
                                                                       ------------    ------------
Obligations under capital leases, less current portion..........             69,000          63,000
Other long-term liabilities.....................................          1,248,000       1,028,000
                                                                       ------------    ------------
         Total long-term liabilities............................          1,317,000       1,091,000
                                                                       ------------    ------------

Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued or outstanding.................................                 --              --
  Common stock, $.01 par value, 25,000,000 shares authorized,
     16,683,000 and 16,630,000 shares issued and outstanding
     at September 30, 2003 and December 31, 2002, respectively..            167,000         166,000
  Additional paid-in capital....................................         41,425,000      41,366,000
  Accumulated deficit...........................................        (26,994,000)    (19,168,000)
  Accumulated other comprehensive loss..........................         (2,546,000)     (3,638,000)
                                                                       ------------    ------------
        Total shareholders' equity .............................         12,052,000      18,726,000
                                                                       ------------    ------------
                                                                       $ 39,850,000    $ 44,119,000
                                                                       ============    ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            THREE MONTHS                   NINE MONTHS
                                                            ------------                   -----------
                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                         -------------------            -------------------
                                                          2003           2002            2003           2002
                                                     ------------   ------------    ------------   ------------

Revenue...........................................   $ 31,035,000   $ 26,668,000    $ 86,275,000    $ 74,479,000
Cost of sales.....................................     22,211,000     18,634,000      61,030,000      51,581,000
                                                     ------------   ------------    ------------    ------------
    Gross profit..................................      8,824,000      8,034,000      25,245,000      22,898,000
                                                     ------------   ------------    ------------    ------------
Selling, general and administrative expenses......      7,130,000      6,324,000      20,937,000      18,791,000
Depreciation and amortization.....................        719,000        615,000       2,130,000       1,942,000
SeraNova receivable impairment and other charges..             --             --       5,060,000       8,362,000
Proxy contest charges.............................        868,000        412,000       1,461,000         876,000
Provision for guarantee of SeraNova debt..........       (107,000)            --         474,000              --
                                                     ------------   ------------    ------------    ------------
    Total operating expenses......................      8,610,000      7,351,000      30,062,000      29,971,000
                                                     ------------   ------------    ------------    ------------
    Operating income (loss).......................        214,000        683,000      (4,817,000)     (7,073,000)
Interest income...................................         47,000          4,000          72,000          22,000
Interest expense..................................        (91,000)       (97,000)       (323,000)       (297,000)
Other (expense) income............................        (21,000)        (9,000)       (254,000)         48,000
                                                     ------------   ------------    ------------    ------------
Income (loss) from continuing operations
    before income tax provision ..................        149,000        581,000      (5,322,000)     (7,300,000)
Income tax provision..............................        132,000        181,000         370,000         492,000
                                                     ------------   ------------    ------------    ------------
Income (loss) from continuing operations..........         17,000        400,000      (5,692,000)     (7,792,000)
Loss from discontinued operations (including
    loss on sale of $1,706,000 in 2003), net
    of tax provision (benefit) of $0,
    $(21,000), $15,000, $9,000, respectively......             --       (387,000)     (2,134,000)       (745,000)
                                                     ------------   ------------    ------------    ------------
Net income (loss).................................   $     17,000   $     13,000    $ (7,826,000)   $ (8,537,000)
                                                     ============   ============    ============    ============

Earnings (loss) per share:
  Basic income (loss) per share:
   Income (loss) per share from continuing
        operations................................   $       0.00   $       0.02    $      (0.34)   $      (0.47)
   Loss per share from discontinued operations....             --          (0.02)          (0.13)          (0.04)
                                                     ------------   ------------    ------------    ------------
       Net income (loss) per share................   $       0.00    $      0.00    $      (0.47)   $      (0.51)
                                                     ============   ============    ============    ============
   Weighted average number of common shares -
        basic.....................................     16,683,000     16,630,000      16,656,000      16,630,000
                                                     ============   ============    ============    ============
  Diluted income (loss) per share:
   Income (loss) per share from continuing
        operations................................   $       0.00   $       0.02    $      (0.34)   $      (0.47)
   Loss per share from discontinued operations....             --          (0.02)          (0.13)          (0.04)
                                                     ------------   ------------    ------------    ------------
       Net income (loss) per share................   $       0.00   $       0.00    $      (0.47)   $      (0.51)
                                                     ============   ============    ============    ============
   Weighted average number of common shares -
        diluted...................................     17,132,000     16,633,000      16,656,000      16,630,000
                                                     ============   ============    ============    ============
Comprehensive (Loss) Income
---------------------------
Net income (loss).................................   $     17,000   $     13,000    $ (7,826,000)   $ (8,537,000)
Other comprehensive (loss) income -
      Currency translation adjustments............        (89,000)        80,000       1,092,000          67,000
                                                     ------------   ------------    ------------    ------------
Comprehensive (loss) income.......................   $    (72,000)  $     93,000    $ (6,734,000)   $ (8,470,000)
                                                     ============   ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2003             2002
                                                                              ------------     ------------
Cash flows from operating activities:
  Net loss..............................................................      $ (7,826,000)    $ (8,537,000)
  Less: loss from discontinued operations, net of tax...................        (2,134,000)        (745,000)
                                                                              ------------     ------------
  Loss from continuing operations.......................................        (5,692,000)      (7,792,000)
  Adjustments to reconcile net loss to net cash provided by
     operating activities of continuing operations:
      Depreciation and amortization.....................................         3,077,000        2,581,000
      Provision for doubtful accounts...................................           125,000          309,000
      SeraNova receivable impairment and other charges..................         5,060,000        8,362,000
      Provision for guarantee of SeraNova debt..........................           474,000               --
      Deferred income taxes.............................................          (217,000)         361,000
  Changes in operating assets and liabilities:
    Accounts receivable.................................................         1,394,000       (3,048,000)
    Unbilled services...................................................        (3,359,000)        (403,000)
    Prepaid income taxes................................................           176,000         (121,000)
    Other current assets................................................        (1,042,000)         (35,000)
    Other assets........................................................          (155,000)         (19,000)
    Accounts payable....................................................        (1,293,000)         719,000
    Accrued payroll and related taxes...................................         2,489,000          407,000
    Accrued expenses and other liabilities..............................         1,280,000          (15,000)
    Accrued restructuring charges.......................................           (93,000)        (529,000)
    Deferred revenue....................................................           417,000          172,000
    Income taxes payable................................................           232,000          283,000
                                                                              ------------     ------------
  Net cash provided by operating activities of continuing
    operations...........................................................        2,873,000        1,232,000
                                                                              ------------     ------------

Cash flows from investing activities:
    Purchase of equipment...............................................        (1,784,000)      (1,042,000)
                                                                              ------------     ------------
  Net cash used in investing activities of continuing operations........        (1,784,000)      (1,042,000)
                                                                              ------------     ------------

Cash flows from financing activities:
    Principal payments under capital leases.............................          (307,000)        (509,000)
    Proceeds from exercise of stock options.............................            60,000               --
    Other repayments....................................................          (274,000)         (48,000)
    Net change in line of credit borrowings.............................           101,000        1,033,000
                                                                              ------------     ------------
  Net cash (used in) provided by financing activities of
    continuing operations...............................................          (420,000)         476,000
                                                                              ------------     ------------
  Effect of foreign currency exchange rate changes on cash..............         1,095,000           67,000
                                                                              ------------     ------------
Net increase in cash and cash equivalents from continuing operations....         1,764,000          733,000
Net decrease in cash and cash equivalents from discontinued operations..          (749,000)        (767,000)
                                                                              ------------     ------------
Net increase (decrease) in cash and cash equivalents....................         1,015,000          (34,000)
Cash and cash equivalents at beginning of period........................         1,163,000        1,620,000
                                                                              ------------     ------------
Cash and cash equivalents at end of period..............................      $  2,178,000     $  1,586,000
                                                                              ============     ============
Supplemental disclosures of cash flow information:
  Cash paid for income taxes............................................      $    473,000     $    864,000
                                                                              ============     ============
  Cash paid for interest................................................      $    323,000     $    297,000
                                                                              ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's most recent annual consolidated financial statements. Such annual consolidated financial statements did not reflect the classification of certain subsidiaries as held for sale (see Note 5). The consolidated balance sheet as of December 31, 2002 included herein has been derived from the consolidated balance sheet included the Company's Annual Report on Form 10-K, adjusted to present this classification with respect to all subsidiaries divested subsequent to that date.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("Transition Provisions"). In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("Disclosure Provisions"). The Transition Provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 31, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the Transition Provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the Disclosure Provisions of SFAS No. 148; however, the Company will continue to apply the intrinsic value method under APB Opinion No. 25.

     For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     --------------------------    -------------------------
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------                 -------------
                                                        2003          2002            2003            2002
                                                     ---------     ----------     ------------    ------------
Net income (loss), as reported.....................  $  17,000     $   13,000     $ (7,826,000)   $ (8,537,000)
Deduct: total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects.........    (49,000)      (797,000)      (1,896,000)     (4,073,000)
                                                     ---------     ----------     ------------    ------------
Pro forma net loss.................................  $ (32,000)    $ (784,000)    $ (9,722,000)   $(12,610,000)
                                                     =========     ==========     ============    ============

Basic earnings (loss) per share:
    As reported....................................  $    0.00     $     0.00     $      (0.47)   $      (0.51)
                                                     =========     ==========     ============    ============
    Pro forma......................................  $   (0.00)    $    (0.05)    $      (0.58)   $      (0.76)
                                                     =========     ==========     ============    ============

Diluted earnings (loss) per share:
    As reported....................................  $    0.00     $     0.00     $      (0.47)   $      (0.51)
                                                     =========     ==========     ============    ============
    Pro forma......................................  $   (0.00)    $    (0.05)    $      (0.58)   $      (0.76)
                                                     =========     ==========     ============    ============

     The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 108% and 110%, risk-free interest rate of 1.61% and 1.80% and expected lives of 2.2 years and 2.2 years, in 2003 and 2002, respectively.

NOTE 3 - EARNINGS (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic income (loss) per share and diluted income (loss) per share were as follows:

                                                        FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                          2003               2002              2003              2002
                                                     --------------     --------------     -------------      -------------

Income (loss) from continuing operations......       $       17,000     $      400,000     $  (5,692,000)     $  (7,792,000)
Loss from discontinued operations.............                   --           (387,000)       (2,134,000)          (745,000)
                                                     --------------     --------------     -------------      -------------
Net income (loss).............................       $       17,000     $       13,000     $  (7,826,000)    $   (8,537,000)
                                                     ==============     ==============     =============      =============
Basic income (loss) per share:
   Weighted average number of common shares -
     basic ...................................           16,683,000         16,630,000        16,656,000         16,630,000
                                                     --------------     --------------     -------------      -------------
   Basic income (loss) per share from
     continuing operations....................       $         0.00     $         0.02     $       (0.34)     $       (0.47)
   Basic loss per share from discontinued
     operations...............................                   --              (0.02)            (0.13)             (0.04)
                                                     --------------     --------------     -------------      -------------
   Basic net income (loss) per share..........       $         0.00     $         0.00     $       (0.47)     $       (0.51)
                                                     ==============     ==============     =============      =============
Diluted income (loss) per share:
   Weighted average number of common shares -
     diluted..................................           17,132,000         16,633,000        16,656,000         16,630,000
                                                     --------------     --------------     -------------      -------------
   Diluted income (loss) per share from
     continuing operations....................       $         0.00     $         0.02     $       (0.34)     $       (0.47)
   Diluted loss per share from discontinued
     operations...............................                   --              (0.02)            (0.13)             (0.04)
                                                     --------------     --------------     -------------      -------------
   Diluted net income (loss) per share........       $         0.00     $         0.00     $       (0.47)     $       (0.51)
                                                     ==============     ==============     =============      =============

     Stock options, which would be antidilutive (1,703,000 and 2,450,000 for the three months ended September 30, 2003 and 2002, respectively, and 1,743,000 and 2,419,000 for the nine months ended September 30, 2003 and 2002, respectively) have been excluded from the calculations of diluted shares outstanding and diluted income (loss) per share.

NOTE 4 - LINES OF CREDIT

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15,000,000 either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

     During 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest charges included legal fees, proxy solicitation services and printing, mailing and other costs. As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12,600,000 of the note due from SeraNova.

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15,000,000, (3) a waiver of the covenant defaults existing as of March 31, 2003, (4) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5), an increase in the minimum EBITDA covenants to $1,290,000, $1,778,000 and $1,880,000 for the second, third and fourth quarters of 2003, respectively, and (6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13,600,000 of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In October 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only. As of September 30, 2003, the Company had outstanding borrowings under the credit facility of $6,160,000. The Company estimates undrawn availability under the credit facility to be $6,126,000 as of September 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6,059,000. The Company was in compliance with all covenants as of September 30, 2003.

     Interest expense on debt and obligations  under capital leases was $323,000
and  $297,000  for  the  nine  months  ended   September   30,  2003  and  2002,
respectively.

NOTE 5 - DISCONTINUED OPERATIONS

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of Intelligroup Singapore Pte Ltd., a Singapore
corporation; Intelligroup Hong Kong Limited, a Hong Kong corporation; Intelligroup Australia Pty Limited, an Australian corporation; and Intelligroup New Zealand Limited, a New Zealand corporation, together representing the Company's Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of September 30, 2003.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Former Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows. The net operating results, assets, liabilities and net cash flows of the Former Subsidiaries have been reported as discontinued operations.

     Summarized financial information for the discontinued operations of the Former Subsidiaries is as follows:

                                           FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                           --------------------         -------------------
                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                           --------------------         -------------------
                                                  2002                  2003              2002
                                           --------------------    -------------     -------------

Revenue..................................   $   1,690,000          $  1,691,000      $  4,964,000
Pre-tax loss.............................        (408,000)             (413,000)         (736,000)
Income tax (benefit) provision...........         (21,000)               15,000             9,000
Loss from discontinued operations,
   excluding loss on sale................        (387,000)             (428,000)         (745,000)


                                           DECEMBER 31, 2002
                                           -----------------
Current assets...........................   $   2,393,000
Total assets.............................       3,069,000
Current liabilities......................       1,681,000
Net intercompany liabilities.............       3,619,000
Total liabilities........................       5,300,000
Net deficit of discontinued operations...      (2,231,000)

     Additionally, the Company reported a loss on the sale of the Former Subsidiaries of $1,706,000 for the nine months ended September 30, 2003.

NOTE 6 - NOTE RECEIVABLE - SERANOVA

     On May 31, 2000, SeraNova, Inc. ("SeraNova") and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

     SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline.

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

     Accordingly, the Company recorded $8,362,000 of SeraNova receivable impairment and other charges during the nine months ended September 30, 2002. Specifically, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. Additionally, the Company recorded a $1,257,000 charge to write-off the carrying value of other SeraNova receivables. Also, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for certain obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1,286,000 of the liability remained outstanding, of which $1,028,000 was included in other long-term liabilities.

     The Company subsequently believed there had been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company recorded $5,060,000 of additional charges associated with the Note and certain other related issues during the three months ended March 31, 2003. The Company recognized an additional impairment charge of $4,000,000 related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                            WRITE-DOWN       WRITE-OFF         LEASE
                                              OF NOTE        OF OTHER       OBLIGATIONS      LEGAL AND
                                            RECEIVABLE      RECEIVABLES          AND           OTHER
                                            - SERANOVA      - SERANOVA      SETTLEMENTS       CHARGES          TOTAL
                                          ---------------   ------------   -------------    ------------   ------------

Charges to operations during 2002......    $   5,140,000    $  1,257,000   $   1,501,000    $    464,000   $  8,362,000
Costs paid during 2002.................               --              --        (361,000)       (318,000)      (679,000)
Non-cash items.........................       (5,140,000)     (1,257,000)             --              --     (6,397,000)
                                           -------------    ------------   -------------    ------------   ------------
Accrued costs as of December 31, 2002..               --              --       1,140,000         146,000      1,286,000

Charges to operations during 2003......        4,000,000              --         795,000         265,000      5,060,000
Costs paid during 2003.................               --              --        (896,000)       (265,000)    (1,161,000)
Non-cash items.........................       (4,000,000)             --              --              --     (4,000,000)
                                           -------------    ------------   -------------    ------------   ------------

Accrued costs as of September 30, 2003.    $          --    $         --   $   1,039,000    $    146,000   $  1,185,000
                                           =============    ============   =============    ============   ============

        As  of  September  30,  2003,   $1,185,000  of  the  liability  remained
outstanding, of which $748,000 was included in other long-term liabilities. The Company expects to pay out this liability through 2008.

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

     Activity in accrued costs for restructuring and other special charges is as follows:

                                                SEVERANCE AND        ASSET
                                                RELATED COSTS     IMPAIRMENTS        EXIT COSTS          TOTAL
                                               --------------    ------------       ------------     ------------

Accrued costs as of December 31, 1999.....     $     865,000     $         --       $     84,000     $    949,000

Costs paid during 2000....................          (608,000)              --                 --         (608,000)
                                               -------------     ------------       ------------     ------------
Accrued costs as of December 31, 2000.....           257,000               --             84,000          341,000

Charges to operations during 2001.........           530,000       10,999,000          1,732,000       13,261,000
Costs paid during 2001....................          (402,000)              --           (172,000)        (574,000)
Non-cash utilization during 2001..........                --      (10,999,000)        (1,177,000)     (12,176,000)
                                               -------------      -----------       ------------     ------------
Accrued costs as of December 31, 2001.....           385,000               --            467,000          852,000

Charges to operations during 2002.........            30,000               --                 --           30,000
Costs paid during 2002....................          (326,000)              --           (384,000)        (710,000)
                                               -------------     ------------       ------------     ------------
Accrued costs as of December 31, 2002.....            89,000               --             83,000          172,000

Costs paid during 2003....................           (89,000)              --             (4,000)         (93,000)
                                               -------------     ------------       -------------    ------------
Accrued costs as of September 30, 2003....     $          --     $         --       $     79,000     $     79,000
                                               =============     ============       ============     ============

     The Company expects to pay out the remaining costs above within the next three months.

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

     o India - includes the operations of the Company in India, including services provided on behalf of other group subsidiaries. The Indian headquarters are located in Hyderabad, India;

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

     Accordingly, the Company's operating results and financial position for its continuing operations are presented in the following geographic segments for the three and nine months ended September 30, 2003 and 2002.

                                      UNITED STATES        INDIA           EUROPE            JAPAN              TOTAL
                                      -------------        -----           ------            -----              -----
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
Revenue.......................        $ 24,288,000     $  4,117,000     $  1,677,000       $  953,000       $  31,035,000
Depreciation & amortization...             440,000          182,000           90,000            7,000             719,000 (1)
Operating income (loss).......            (312,000)         423,000           (5,000)         108,000             214,000 (2)
Total assets..................          28,892,000        6,935,000        2,830,000        1,193,000          39,850,000

THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------
Revenue.......................        $ 21,121,000     $  3,348,000     $  1,419,000       $  780,000       $  26,668,000
Depreciation & amortization...             433,000          118,000           48,000           16,000             615,000 (3)
Operating income (loss).......             772,000          381,000         (389,000)         (81,000)            683,000 (4)
Total assets..................          28,791,000        6,997,000        1,817,000        1,577,000          39,182,000 (5)

NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------
Revenue.......................        $ 67,498,000     $ 11,347,000     $  4,742,000       $2,688,000       $  86,275,000
Depreciation & amortization...           1,340,000          606,000          162,000           22,000           2,130,000 (6)
Operating income (loss).......          (6,331,000)       1,121,000           76,000          317,000          (4,817,000)(7)

NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------
Revenue.......................        $ 57,859,000     $  9,945,000     $  4,448,000       $2,227,000       $  74,479,000
Depreciation & amortization...           1,356,000          378,000          163,000           45,000           1,942,000 (8)
Operating income (loss).......          (7,263,000)       1,726,000         (930,000)        (606,000)         (7,073,000)(9)

-------------

     (1) Excludes $212,000 of depreciation and amortization included in cost of sales.
     (2) Includes $868,000 of proxy contest charges and $(107,000) of charges related to the guarantee of SeraNova debt.
     (3) Excludes $194,000 of depreciation and amortization included in cost of sales.
     (4)  Includes $412,000 of proxy contest charges.
     (5)  Excludes $2,833,000 of assets held for sale.
     (6) Excludes $947,000 of depreciation and amortization included in cost of sales.
     (7) Includes $5,060,000 of SeraNova receivable impairment and other charges, $1,461,000 of proxy contest charges and $474,000 of charges related to the guarantee of SeraNova debt.
     (8) Excludes $639,000 of depreciation and amortization included in cost of sales.
     (9) Includes $8,362,000 of SeraNova receivable impairment and other charges and $876,000 of proxy contest charges.

     Included in the revenue line item above are application management and support revenues of $10,803,000 and $6,734,000 for the three months ended September 30, 2003 and 2002, respectively. In addition, application management and support revenues for the nine months ended September 30, 2003 and 2002 were $25,908,000 and $19,015,000, respectively. Other information related to the application management and support business is not maintained and the Company determined that it would be impractical to calculate such data.

NOTE 9 - CONTINGENCIES

Guarantee of SeraNova Debt

     By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. Accordingly, the Company recorded $581,000 in the provision for guarantee of SeraNova debt line item in second quarter 2003 to cover this contingency. Subsequently, in the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, to be paid out in installments through January 2004. The Company has recorded the reversal of the $151,000 excess provision, less related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item in the third quarter 2003.

Tax-Free Spin-off of SeraNova

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

Tax Contingency in India

     The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessments are for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

Proxy Contest

     Since the second quarter 2002, the Company has continued to incur charges related to the Proxy Contest. The Proxy Contest resulted directly from a shareholder of the Company ("Mr. Pandey") launching a proxy contest to take control of the Company's Board of Directors. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company has recorded a $750,000 provision for such liability in the consolidated statement of operations during the three months ended September 30, 2003. Prior to the settlement, the Company incurred related additional litigation expenses of $118,000 in the third quarter 2003. During the nine months ended September 30, 2003, the Company incurred Proxy Contest charges of $1,461,000.

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIE") should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN No. 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN No. 46 is effective for the Company as of March 31, 2004.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

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

     On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of September 30, 2003.

     The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as of March 31, 2003. Accordingly, the assets, liabilities, results of operations, and cash flows of the Former Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows and have been reported as discontinued operations.

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

     EXPENSES
     --------

     The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly/daily rate less the cost to the Company of a consultant on an hourly/daily basis) and personnel utilization rates (billable hours divided by paid hours).

     FIXED PRICE PROJECTS
     --------------------

     The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the nine months ended September 30, 2003 and the year ended December 31, 2002, revenues derived from projects under fixed price contracts represented 37% and 33%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during the nine months ended September 30, 2003 or during 2002. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

     CUSTOMER CONCENTRATION
     ----------------------

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company's ten largest customers accounted for in the aggregate, approximately 46% and 42% of its revenue, respectively. For the nine months ended September 30, 2003, no single customer accounted for more than 10% of revenue. For the year ended December 31, 2002, one customer accounted for more than 10% of revenue. For the nine months ended September 30, 2003 and the year ended December 31, 2002, 12% and 24%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     SOFTWARE PARTNERS
     -----------------

     For the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle:

                                           PERCENTAGE OF REVENUE
                                    ----------------------------------------
                                    NINE MONTHS ENDED         YEAR ENDED
                                    SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                    ------------------     -----------------
     SAP.......................            67%                   62%
     PeopleSoft................            24%                   22%
     Oracle....................             6%                    9%

     COMPETITORS
     -----------

     The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of the Company):

     o Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini Ernst & Young, Accenture and BearingPoint.

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

STRATEGIC TRANSACTIONS

     The Company considers strategic transactions such as mergers and acquisitions in the ordinary course. At the present time, the Company is not actively considering any such transactions. The foregoing statement is made only as of the date of this filing and should not be relied upon on any subsequent date. While we may elect to update such information at some point in the future, we specifically disclaim any obligation to do so, until such disclosure is required under applicable securities laws.

RESULTS OF OPERATIONS - CONSOLIDATED

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                            PERCENTAGE OF REVENUE
                                                          ---------------------------------------------------------
                                                               THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          ------------------------            ---------------------
                                                            2003              2002             2003            2002
                                                          ------             -----            -----           -----
Revenue............................................        100.0%            100.0%           100.0%          100.0%
Cost of sales......................................         71.6              69.9             70.7            69.3
                                                          ------             -----            -----           -----
     Gross profit..................................         28.4              30.1             29.3            30.7
Selling, general and administrative
   expenses........................................         23.0              23.7             24.3            25.2
Depreciation and amortization......................          2.3               2.3              2.5             2.6
SeraNova receivable impairment and other charges...           --                --              5.9            11.2
Proxy contest charges..............................          2.8               1.5              1.7             1.2
Provision for guarantee of SeraNova debt...........         (0.4)               --              0.5              --
                                                          ------             -----            -----           -----
     Total operating expenses......................         27.7              27.5             34.9            40.2
                                                          ------             -----            -----           -----
     Operating income (loss).......................          0.7               2.6             (5.6)           (9.5)
Interest income....................................          0.2               0.0              0.1             0.0
Interest expense...................................         (0.3)             (0.4)            (0.4)           (0.4)
Other (expense) income.............................         (0.1)             (0.0)            (0.3)            0.1
                                                          ------             -----            -----           -----
Income (loss) from continuing operations before
    income tax provision...........................          0.5               2.2             (6.2)           (9.8)
Income tax provision...............................          0.4               0.7              0.4             0.7
                                                          ------             -----            -----           -----
Income (loss) from continuing operations...........          0.1 %             1.5%            (6.6)%         (10.5)%
                                                          ======             =====            =====           =====

     Three months ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     The following discussion compares the consolidated results from continuing operations for the three months ended September 30, 2003 and the three months ended September 30, 2002.

     Revenue. Total revenue increased by 16.4%, or $4.4 million, from $26.7 million for the three months ended September 30, 2002, to $31.0 million for the three months ended September 30, 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $3.2 million), India (an increase of $770,000), Europe (an increase of $258,000) and Japan (an increase of $173,000). In 2002, the demand for the Company's services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services and offshore development services.

     Gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 19.2%, or $3.6 million, from $18.6 million for the three months ended September 30, 2002, to $22.2 million for the three months ended September 30, 2003. The Company's gross profit increased by 9.8%, or $790,000, from $8.0 million for the three months ended September 30, 2002, to $8.8 million for the three months ended September 30, 2003. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin decreased to 28.4% for the three months ended September 30, 2003, from 30.1% for the three months ended September 30, 2002. The decline in gross margin results from general pricing pressures, volume discounts provided to certain of the Company's largest customers and the impact of milestone timing on certain fixed price engagements.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Additionally, the Company created a new strategy and solutions group in 2003. This group, which is comprised of a number of highly skilled consultants, is responsible for the design and development of solutions as well as supporting the sales organization by preparing and providing technical presentations to customers. The costs of such group of consultants are reported within the selling, general and administrative expense category. Selling, general and administrative expenses increased by 12.7% or $806,000, to $7.1 million for the three months ended September 30, 2003, from $6.3 million for the three months ended September 30, 2002, but decreased as a percentage of revenue to 23.0% from 23.7%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to the creation of the new strategy and solutions group and discretionary sales and marketing expenditures, which vary in proportion to changes in revenue. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased to $719,000 for the three months ended September 30, 2003, compared to $615,000 for the three months ended September 30, 2002. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since September 30, 2002.

     Proxy contest charges. Since the second quarter 2002, the Company has continued to incur charges related to the contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest resulted directly from a shareholder of the Company ("Mr. Pandey") launching a proxy contest to take control of the Company's Board of Directors. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company has recorded a $750,000 provision for such liability in the consolidated statement of operations during the three months ended September 30, 2003. Prior to the settlement, the Company incurred related additional litigation expenses of $118,000 in the third quarter 2003. During the three months ended September 30, 2002, the Company incurred $412,000 in legal fees and other charges related to the Proxy Contest.

     Provision for guarantee of SeraNova debt. By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. Accordingly, the Company recorded a $581,000 provision in second quarter 2003 to cover this contingency. Subsequently, in the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, to be paid out in installments through January 2004. The Company has recorded the reversal of the $151,000 excess provision, less related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item in the third quarter 2003.

     Interest income. The Company earned $47,000 in interest income during the three months ended September 30, 2003, compared with $4,000 during the three months ended September 30, 2002. The interest income is related primarily to certain interest-bearing bank accounts. The change results from a higher average balance of invested cash during the three months ended September 30, 2003.

     Interest expense. The Company incurred $91,000 and $97,000 in interest expense during the three months ended September 30, 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the proxy contest.

     Other (expense) income. Other (expense) income results primarily from realized (losses) gains associated with changes in foreign currency exchange rates. The Company reported other expense of $21,000 during the three months ended September 30, 2003, compared with other expense of $9,000 during the three months ended September 30, 2002.

     Provision for income taxes. The Company's effective tax rate was 88.6% for the three months ended September 30, 2003. The large provision for income taxes results from taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of September 30, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.4 million will be realized. The Company's effective rate was 31.1% for the three months ended September 30, 2002.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services was restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the three months ended September 30, 2003 and 2002, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessments are for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

     Nine months ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     The following discussion compares the consolidated results from continuing operations for the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

     Revenue. Total revenue increased by 15.8%, or $11.8 million, from $74.5 million for the nine months ended September 30, 2002, to $86.3 million for the nine months ended September 30, 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $9.6 million), India (an increase of $1.4 million), Japan (an increase of $461,000) and Europe (an increase of $294,000). In 2002, the demand for the Company's services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services and offshore development services.

     Gross profit. The Company's cost of sales increased by 18.3%, or $9.4 million, from $51.6 million for the nine months ended September 30, 2002, to $61.0 million for the nine months ended September 30, 2003. The Company's gross profit increased by 10.2%, or $2.3 million, from $22.9 million for nine months ended September 30, 2002, to $25.2 million for the nine months ended September 30, 2003. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin decreased to 29.3% for the nine months ended September 30, 2003, from 30.7% for nine months ended September 30, 2002. The decline in gross margin results primarily from pricing pressures, due to the increased competition for new projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 11.4% or $2.1 million, to $20.9 million for the nine months ended September 30, 2003, from $18.8 million for nine months ended September 30, 2002, but decreased as a percentage of revenue to 24.3% from 25.2%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to the creation of the new strategy and solutions group in 2003 as well as an increase in discretionary sales and marketing expenditures. In early 2003, the Company created a new strategy and solutions group to focus on the design and development of solutions as well as the support of the sales organization by preparing and providing technical presentations to customers. In 2003, the Company also invested in certain targeted sales and marketing initiatives, such as participation in a number of conferences and trade shows as well as a new branding roll-out. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

     Depreciation and amortization. Depreciation and amortization expenses increased to $2.1 million for the nine months ended September 30, 2003, compared to $1.9 million for nine months ended September 30, 2002. The increase was primarily due to depreciation on additional computers, equipment and software placed in service since September 30, 2002.

     SeraNova receivable impairment and other charges. During the nine months ended September 30, 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova (the "Note"), and certain other related issues. Although the Company had aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believed that the current liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. During this time, the Company had also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the note during the nine months ended September 30, 2002. Additionally, the Company recorded a write-off of $1.3 million related to interest on the note and other receivables due from the SeraNova Group. Finally, the Company recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

     During the nine months ended September 30, 2003, the Company recorded $5.1 million of additional charges associated with the note receivable from SeraNova and certain other related issues. The Company recognized an additional impairment charge of $4.0 million related to the Note, $321,000 related to other assets, $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

     Proxy contest charges. Since the second quarter 2002, the Company has continued to incur charges related to the Proxy Contest. The Proxy Contest resulted directly from Mr. Pandey launching a proxy contest to take control of the Company's Board of Directors. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company has recorded a $750,000 provision for such liability in the consolidated statement of operations during the nine months ended September 30, 2003. Prior to the settlement, the Company incurred related additional litigation expenses of $711,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Company incurred $876,000 in legal fees and other charges related to the Proxy Contest.

     Provision for Guarantee of SeraNova debt. By letter dated May 12, 2003, Zions informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. Accordingly, the Company recorded $581,000 in the provision for guarantee of SeraNova debt line item in second quarter 2003 to cover this contingency. Subsequently, in the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, to be paid out in installments through January 2004. The Company has recorded the reversal of the $151,000 excess provision, less related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item in the third quarter 2003.

     Interest income. The Company earned $72,000 in interest income during the nine months ended September 30, 2003, compared with $22,000 during the nine months ended September 30, 2002. The interest income is related primarily to certain interest-bearing bank accounts. The change results from a higher average balance of invested cash during the nine months ended September 30, 2003.

     Interest expense. The Company incurred $323,000 and $297,000 in interest expense during the nine months ended September 30, 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during the nine months ended September 30, 2003.

     Other (expense) income. Other (expense) income results primarily from realized (losses) gains associated with changes in foreign currency exchange rates. The Company reported other expense of $254,000 during the nine months ended September 30, 2003, compared with other income of $48,000 during the nine months ended September 30, 2002.

     Provision for income taxes. Despite an operating loss, a provision for income taxes of was required for the nine months ended September 30, 2003 and 2002, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of September 30, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the deferred tax asset of $1.4 million will be realized.

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the nine months ended September 30, 2003 and 2002, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

     The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2000. The assessments are for 28 million rupees, or approximately $600,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of September 30, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $600,000 would be recorded and reflected in the Company's consolidated statement of operations.

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

     Three months ended September 30, 2003 Compared to Three months Ended September 30, 2002

     The following discussion compares the segment results for continuing operations for the three months ended September 30, 2003 and the three months ended September 30, 2002.

     Revenue. The following table displays revenues by reportable segment (in thousands).

                                   THREE MONTHS ENDED SEPTEMBER 30,
                        ------------------------------------------------------
                                  2003                         2002
                        ------------------------      ------------------------
                                      PERCENTAGE                    PERCENTAGE
                         DOLLARS       OF TOTAL         DOLLARS      OF TOTAL
                         -------      ----------        -------     ----------
United States........   $  24,288        78.3%         $  21,121       79.2%
India................       4,117        13.3              3,348       12.6
Europe...............       1,677         5.4              1,419        5.3
Japan................         953         3.0                780        2.9
                        ---------       ------         ---------      ------
Total................   $  31,035       100.0%         $  26,668      100.0%
                        =========       ======         =========      ======

     US revenue increased by 15.0%, or $3.2 million, from $21.1 million for the three months ended September 30, 2002, to $24.3 million for the three months ended September 30, 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

     India revenue increased by 23.0%, or $769,000, from $3.3 million for the three months ended September 30, 2002, to $4.1 million for the three months ended September 30, 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue increased by 18.2%, or $258,000, from $1.4 million for the three months ended September 30, 2002, to $1.7 million for the three months ended September 30, 2003. The increase was attributable primarily to the Company's operations in Denmark (an increase of $471,000), which was slightly offset by a decrease of revenue in the Company's operations in the United Kingdom (a decrease of $200,000) and Sweden (a decrease of $13,000). The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions. Accordingly, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003.

     Japan revenue increased by 22.2% or $173,000, from $780,000 for the three months ended September 30, 2002, to $953,000 for the three months ended September 30, 2003. The increase was due primarily to stronger demand for the Company's consulting services within the local SAP market.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                            2003                 2002
                                         ----------           ----------

United States......................       $  (312)             $   772
India..............................           423                  381
Europe.............................           (5)                 (389)
Japan..............................           108                  (81)
                                         ----------            ---------
Total..............................      $    214              $   683
                                         ==========            =========

     US operating performance declined by $1.1 million, from operating income of $772,000 for the three months ended September 30, 2002, to an operating loss of $312,000 for the three months ended September 30, 2003. The decline in operating performance was attributable to the increase in selling, general and administrative expenses and Proxy Contest related charges incurred during the three months ended September 30, 2003. The increase in selling, general and administrative expenses related primarily to discretionary sales and marketing expenditures, which vary in proportion to changes in revenue.

     India operating income increased by $42,000, from $381,000 for the three months ended September 30, 2002, to $423,000 for the three months ended September 30, 2003. The increase was attributable primarily to an increase in revenue.

     Europe operating performance improved by $384,000, from an operating loss of $389,000 for the three months ended September 30, 2002, to an operating loss of $5,000 for the three months ended September 30, 2003. The improvement was attributable primarily to an improvement in the operating performance of Sweden (an improvement of $239,000), Denmark (an improvement of $112,000) and the United Kingdom (an improvement of $33,000).

     Japan operating performance improved by $189,000, from an operating loss of $81,000 for the three months ended September 30, 2002, to operating income of $108,000 for the three months ended September 30, 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

     Nine months ended September 30, 2003 Compared to Nine months Ended September 30, 2002

     The following discussion compares the segment results for continuing operations for the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

     Revenue. The following table displays revenues by reportable segment (in thousands).


                                    NINE MONTHS ENDED SEPTEMBER 30,
                        ------------------------------------------------------
                                  2003                         2002
                        ------------------------      ------------------------
                                      PERCENTAGE                    PERCENTAGE
                         DOLLARS       OF TOTAL         DOLLARS      OF TOTAL
                         -------      ----------       --------    ----------
United States.....      $ 67,498         78.2%         $ 57,859        77.7%
India.............        11,347         13.2             9,945        13.4
Europe............         4,742          5.5             4,448         6.0
Japan.............         2,688          3.1             2,227         2.9
                        ---------       ------         --------       -----
Total.............      $ 86,275        100.0%         $ 74,479       100.0%
                        =========       ======         ========       ======

     US revenue increased by 16.7%, or $9.6 million, from $57.9 million for the nine months ended September 30, 2002, to $67.5 million for the nine months ended September 30, 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

     India revenue increased by 14.1%, or $1.4 million, from $9.9 million for the nine months ended September 30, 2002, to $11.3 million for the nine months ended September 30, 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue increased by 6.6%, or $294,000, from $4.4 million for the nine months ended September 30, 2002, to $4.7 million for the nine months ended September 30, 2003. The Company's operations in Denmark increased by $1.0 million, while the revenue in the United Kingdom and Sweden decreased by $469,000 and $245,000, respectively. The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions. Accordingly, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003.

     Japan revenue increased by 20.7% or $461,000, from $2.2 million for the nine months ended September 30, 2002, to $2.7 million for the nine months ended September 30, 2003. The increase was due primarily to stronger demand for the Company's consulting services within the local SAP market.

     Operating  Income (Loss).  The following  table displays  operating  income
(loss) by reportable segment (in thousands).

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                             2003                  2002
                                          ---------             ---------
United States......................       $ (6,331)             $ (7,263)
India..............................          1,121                 1,726
 Europe............................             76                  (930)
Japan..............................            317                  (606)
                                          ---------             ---------
Total..............................       $ (4,817)             $ (7,073)
                                          =========             =========

     US operating performance improved by $932,000, from an operating loss of $7.3 million for the nine months ended September 30, 2002, to an operating loss of $6.3 million for the nine months ended September 30, 2003. The $7.3 million operating loss was attributable primarily to the $8.4 million of SeraNova receivable impairment and other charges and $876,000 of proxy contest charges recorded during the nine months ended September 30, 2002. The $6.3 million operating loss was attributable primarily to the $5.1 million of SeraNova receivable impairment and other charges, the $1.5 million of proxy contest charges and the $474,000 guarantee of SeraNova debt charge recorded during the nine months ended September 30, 2003.

     India operating income decreased by $605,000, from $1.7 million for the nine months ended September 30, 2002, to $1.1 million for the nine months ended September 30, 2003. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates.

     Europe operating performance improved by $1.0 million, from an operating loss of $930,000 for the nine months ended September 30, 2002, to operating income of $76,000 for the nine months ended September 30, 2003. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $478,000), Sweden (an improvement of $463,000) and the UK (an improvement of $65,000).

     Japan operating performance improved by $923,000, from an operating loss of $606,000 for the nine months ended September 30, 2002, to operating income of $317,000 for the nine months ended September 30, 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.2 million at September 30, 2003 and $1.2 million at December 31, 2002. The Company had working capital of $7.7 million at September 30, 2003 and $13.1 million at December 31, 2002. The decrease in working capital resulted primarily from the sale of the Former
Subsidiaries and the write-down of the Note during the nine months ended September 30, 2003.

     Cash provided by operating activities of continuing operations was $2.9 million for the nine months ended September 30, 2003, resulting primarily from a decrease in accounts receivable of $1.4 million and increases in accrued payroll and related taxes of $2.5 million and accrued expenses and other liabilities of $1.3 million. These amounts were partially offset by the net loss of $7.8 million (less the non-cash charges related to the SeraNova receivable impairment and other charges of $5.1 million and depreciation and amortization of $3.1 million) and increases in unbilled services of $3.4 million and other current assets of $1.0 million and a decrease in accounts payable of $1.3 million. The changes in operating assets and liabilities result primarily from timing differences. Cash provided by operating activities of continuing operations for the nine months ended September 30, 2002 was $1.2 million.

     The Company invested $1.8 million and $1.0 million in computer equipment, internal-use computer software and office furniture and fixtures during the nine months ended September 30, 2003 and 2002, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

     As a direct result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions of EBITDA, total shareholders' equity and unconsolidated shareholders' equity

(for purposes of computing related covenant compliance) to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12.6 million of the note due from SeraNova.

     As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, (3) a waiver of the covenant defaults existing as of March 31, 2003, (4) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5) an increase in the minimum EBITDA covenants to $1.3 million, $1.8 million and $1.9 million for the second, third and fourth quarters 2003, respectively, and (6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13.6 million of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In October 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only. As of September 30, 2003, the Company had outstanding borrowings under the credit facility of $6.2 million. The Company estimates undrawn availability under the credit facility to be $6.1 million as of September 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million. The Company was in compliance with all covenants as of September 30, 2003.

     On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

     SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline.

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

     The Company subsequently believed there had been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed, as of March 31, 2003, the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

     Although the Company expects to pursue the full legal prosecution of the SeraNova Group, the Company recorded $5.1 million of additional charges associated with the Note and certain other related issues during the three months ended March 31, 2003. The Company recognized an additional impairment charge of $4.0 million related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                            WRITE-DOWN       WRITE-OFF         LEASE
                                              OF NOTE        OF OTHER       OBLIGATIONS      LEGAL AND
                                            RECEIVABLE      RECEIVABLES          AND           OTHER
                                            - SERANOVA      - SERANOVA      SETTLEMENTS       CHARGES          TOTAL
                                          ---------------   ------------   -------------    ------------   ------------

Charges to operations during 2002......    $   5,140,000    $  1,257,000   $   1,501,000    $    464,000   $  8,362,000
Costs paid during 2002.................               --              --        (361,000)       (318,000)      (679,000)
Non-cash items.........................       (5,140,000)     (1,257,000)             --              --     (6,397,000)
                                           -------------    ------------   -------------    ------------   ------------
Accrued costs as of December 31, 2002..               --              --       1,140,000         146,000      1,286,000

Charges to operations during 2003......        4,000,000              --         795,000         265,000      5,060,000
Costs paid during 2003.................               --              --        (896,000)       (265,000)    (1,161,000)
Non-cash items.........................       (4,000,000)             --              --              --     (4,000,000)
                                           -------------    ------------   -------------    ------------   ------------

Accrued costs as of September 30, 2003.    $          --    $         --   $   1,039,000    $    146,000   $  1,185,000
                                           =============    ============   =============    ============   ============

     As  of  September  30,  2003,  $1.2  million  of  the  liability   remained
outstanding, of which $748,000 was included in other long-term liabilities. The Company expects to pay out this liability through 2008.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following tables summarize the Company's contractual obligations and other commercial commitments as of September 30, 2003:

                                                    PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------------

DESCRIPTION OF                                 LESS THAN        1 - 3        3 - 5      MORE THAN
--------------                                 ---------        -----        -----      ---------
CONTRACTUAL OBLIGATION            TOTAL          1 YEAR         YEARS        YEARS       5 YEARS
----------------------            -----          ------         -----        -----       -------

Revolving Credit Facility      $ 6,160,000    $6,160,000    $       --    $       --    $      --
Capital Lease Obligations           77,000         8,000        69,000            --           --
Operating Lease Obligations      7,872,000     2,078,000     4,638,000     1,156,000           --
Other Liabilities                2,215,000       967,000       939,000       309,000           --
                               -----------    ----------    ----------    ----------    ---------
Total Contractual Obligations  $16,324,000    $9,213,000    $5,646,000    $1,465,000    $      --
                               ===========    ==========    ==========    ==========    =========

     The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of September 30, 2003, the Company had outstanding borrowings under the credit facility of $6.2 million. The Company estimates undrawn availability under the credit facility to be $6.1 million as of September 30, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In October 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things,
(1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only. The Company was in compliance with all covenants as of September 30, 2003.

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

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. All defendants have answered the complaint and discovery has commenced. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Court-ordered mediation is in the process of being scheduled.

     On January 30, 2003, CA Metro Center Limited Partnership filed a complaint in the Superior Court of California, County of San Mateo, against the Company and SeraNova as defendants. The Complaint seeks damages against the defendants in the amount of $186,312 for breach of a lease agreement relating to the lease of premises occupied by SeraNova. The plaintiff granted the Company an extension of time in which to answer the complaint while the parties engaged in settlement discussions. The parties have executed a settlement agreement whereby the Company will pay an aggregate of $160,000 over time, with the last payment being due on or before November 30, 2003. The Company has paid an aggregate of $125,000 during the nine months ended September 30, 2003. The Company has accrued the remaining balance of $35,000 in the consolidated balance sheet as of September 30, 2003.

     By letter dated May 12, 2003, Zions informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of

$535,608 from the Company, plus interest accrued from April 1, 2002. Accordingly, the Company recorded $581,000 in the provision for guarantee of SeraNova debt line item in second quarter 2003 to cover this contingency. Subsequently, in the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, to be paid out in installments through January 2004. The Company has recorded the reversal of the $151,000 excess provision, less related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item in the third quarter 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIE") should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN No. 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN No. 46 is effective for the Company as of March 31, 2004.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's President and Chief Executive Officer and Senior Vice President-Finance and Administration and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc., and Silverline Technologies Limited and Silverline Technologies, Inc. (collectively, "Silverline"), which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline Technologies Limited.

     On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, sought damages in excess of $400,000, based on allegations that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company. Mr. Pandey filed an Answer to the Company's complaint denying the Company's claims. On June 6, 2003, the Court granted summary judgment in favor of the Company on all counts of the complaint and the Company's motion for attorney's fees was unopposed. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

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

     On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's 2002 proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleged, among other things, that the defendants violated federal securities laws in connection with the Company's 2002 proxy contest. The defendants filed an Answer to the Company's complaint denying the Company's claims. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters between them.

     On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages arising out of SeraNova's and Silverline's failure to pay certain amounts due and owing the Company, SeraNova's fraudulent conveyance of assets and customer accounts to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. All defendants have answered the complaint and discovery has commenced. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Court-ordered mediation is in the process of being scheduled.

     By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the

Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. Accordingly, the Company recorded a $581,000 provision in second quarter 2003 to cover this contingency. Subsequently, in the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, to be paid out in installments through January 2004. The Company has recorded the reversal of the $151,000 excess provision, less related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item in the third quarter 2003.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things,
(1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, (3) a waiver of the covenant defaults existing as of March 31, 2003,
(4) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5) an increase in the minimum EBITDA covenants to $1.3 million, $1.8 million and $1.9 million for the second, third and fourth quarters 2003, respectively, and
(6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13.6 million of the note due from SeraNova.

     As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In October 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on October 14, 2003.

     There were present at the meeting in person or by proxy shareholders holding an aggregate of 13,522,706 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for Director were as follows:

     Common Stock Nominees                   For              Withheld
     ---------------------                   ---              --------
     Nagarjun Valluripalli                13,419,239           103,467
     Klaus P. Besier                      13,346,618           176,088
     Dennis McIntosh                      13,473,505            49,201
     Alexander Graham Wilson              13,486,006            36,700
     Nick Di Iorio                        13,425,005            97,701
     Ashok Pandey                         13,043,397           479,309

     In addition, a vote was taken on the proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. Of the shares present at the meeting in person or by proxy, 13,514,366 shares of Common Stock were voted in favor of such proposal, 6,690 shares of Common Stock were voted against such proposal and 1,650 shares of Common Stock abstained from voting.

ITEM 5.    OTHER INFORMATION

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

     On August 7, 2003, the Company and Ashok Pandey executed a settlement agreement pursuant to which, among other things: (1) the parties agreed to release each other from any and all claims and settle all current litigation matters between them; (2) the Company agreed to pay an aggregate amount of $750,000 to Pandey in three equal installments over two years; (3) the Company waived all amounts due by Pandey to the Company pursuant to the award granted by the Court in one of the actions filed by the Company against Pandey; (4) the Company agreed to include Pandey or his designee who is reasonably acceptable to the Company's Board of Directors (the "Board") in its slate of nominees for election to the Board at its Annual Meeting of Shareholders to be held in 2003, 2004 and 2005; (5) Pandey agreed to certain standstill provisions relating to acquiring shares of the Company's voting securities, solicitation of proxies, waging of a proxy contest or tender offer or initiating or supporting a shareholder proposal for a three-year period; (6) Pandey agreed to vote for the slate of directors proposed by the Board for a three-year period; and (7) the parties agreed not to disparage each other.

     Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company is an owner (the "Owner") of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd., a 99.8% owned and wholly-controlled subsidiary of the Company and the Owner executed a memorandum of understanding (the "MOA") relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property to the Company for certain of the Company's India operations. The MOA provides for, among other things, a minimum lease period of three years with a renewal option for an additional three years and monthly payments of approximately $45,500 per month. A deposit in the amount of approximately $326,087 was paid to the Owner in October 2003, with an additional deposit of approximately $356,522 to be paid to the Owner in December 2003. Prior to the execution of the MOA, the Company's Board of Directors determined that the terms and conditions set forth in the MOA were no less favorable to the Company than could be obtained from unrelated third parties.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          10.1 Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003, between the Company, Empower, Inc. and PNC Bank, National Association.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C Section 1350.

          32.2 Certification pursuant to 18 U.S.C Section 1350.

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

          On August 12, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to report that on August 7, 2003, the Company and Ashok Pandey ("Pandey") executed a settlement agreement providing for, among other things, the settlement of all current litigation between the parties, payments to be made by the Company to Pandey and that Pandey abide by certain standstill provisions relating to, among other matters, participating in any proxy contests, and vote for the Company slate of directors for a three-year period.

          On August 13, 2003, the Company furnished a Form 8-K under Item 9, containing a copy of its earnings release for the period ending June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

          On August 20, 2003, the Company filed a Form 8-K, with the Securities and Exchange Commission to report that the Company had scheduled its Annual Meeting of Shareholders for Tuesday, October 14, 2003.

          On October 28, 2003, the Company furnished a Form 8-K under Item 12, containing a copy of its earnings release for the period ending September 30, 2003 (including financial statements).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Intelligroup, Inc.

DATE: November 14, 2003          By: /s/ Nagarjun Valluripalli
                                    -----------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: November 14, 2003          By: /s/ Nicholas Visco
                                    -----------------------------------------
                                    Nicholas Visco,
                                    Senior Vice President-Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)