Form 10-K
period 2003-12-31
INTELLIGROUP INC
filed 2004-03-30
CIK 1016439

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


--------------------------------------------------------------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003
                         Commission file number 0-20943

                               INTELLIGROUP, INC.
             (Exact Name of Registrant as Specified In Its Charter)


                  New Jersey                       11-2880025
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


499 Thornall Street, Edison, New Jersey               08837
(Address of Principal Executive Offices)            (Zip Code)

                                 (732) 590-1600
              (Registrant's Telephone Number, Including Area Code)


         Securities registered pursuant to Section 12(b) of the Act

                                           Name of each exchange on which
  Title of each class                               registered

      None


         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

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
         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003 (the last business day of the most recent second quarter) was $13,077,672 (based on the closing price as quoted on the Nasdaq National Market on that date). For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2004:

Class                                                      Number of Shares
-----                                                      ----------------

Common Stock, $.01 par value                                  17,373,357

                                TABLE OF CONTENTS


                Item                                                                    Page
                ----                                                                    ----

PART I          1.    Business.....................................................       4

                2.    Properties...................................................       18

                3.    Legal Proceedings............................................       20

                4.    Submission of Matters to a Vote of Security Holders..........       23

PART II         5.    Market for the Company's Common Equity and Related
                      Shareholder Matters..........................................       24

                6.    Selected Financial Data......................................       25

                7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................       27

                7A.   Quantitative and Qualitative Disclosure About Market Risk....       50

                8.    Financial Statements and Supplementary Data..................       50

                9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..........................       50

                9A.   Controls and Procedures......................................       50

PART III        10.   Directors and Executive Officers of the Registrant...........       52

                11.   Executive Compensation.......................................       52

                12.   Security Ownership of Certain Beneficial Owners and
                      Management and Related Shareholder Matters...................       52

                13.   Certain Relationships and Related Transactions...............       52

                14.   Principal Accounting Fees and Services.......................       52

PART IV         15.   Exhibits, List and Reports on Form 8-K.......................       53

SIGNATURES      ...................................................................       54

EXHIBIT INDEX   ...................................................................       56

FINANCIAL STATEMENTS...............................................................      F-1


                                     PART I

Item 1. Business.

General

         Overview

         Intelligroup, Inc. ("Intelligroup" or the "Company") is a leading global provider of strategic IT outsourcing services. Intelligroup develops, implements and supports information technology solutions for global corporations and public sector organizations. The Company's onsite/offshore delivery model has enabled hundreds of customers to accelerate results and significantly reduce costs. With extensive expertise in industry-specific enterprise solutions, Intelligroup has earned a reputation for consistently exceeding client expectations.

         Additional information concerning the Company can be found on the Company's website at WWW.INTELLIGROUP.COM. The Company makes its electronic filings with the United States Securities and Exchange Commission (the "Commission"), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available through its website, free of charge, as soon as practicable after it files or furnishes them with the Commission. Information on the website is not part of this Form 10-K.

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

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of December 31, 2003. In March 2004, the Company agreed to renegotiate the payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004.

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

         Companies around the world turn to Intelligroup for high-quality software development and support delivered at lower costs. Intelligroup created the industry's first offshore lab dedicated to SAP development in 1995. Since then, Intelligroup's India-based offshore services--coupled with its U.S. and U.K. centers--have helped hundreds of clients develop, implement, maintain, support and integrate ERP, e-commerce and m-commerce applications. Its onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:

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

         Historically, the Company's services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials basis and pursuant to agreements that are terminable upon relatively short notice. During 2000, the Company began to focus on providing management and support services for their customers' applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

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

         Intelligroup has cultivated strong relationships with SAP, Oracle and PeopleSoft. These companies have a vested interest in encouraging third party professional consulting service companies, such as Intelligroup, to provide implementation and customization services to customers. These software vendors have established formal programs, which are designed to recruit and authorize third party service companies as service partners. Companies wishing to become authorized partners must meet performance criteria established by the respective ERP vendor. They are then allowed to use the vendor's partner designation and associated logo to promote their own services. The ERP product vendors also promote these authorized partners to customers and prospective customers of their ERP products. The Company believes that such partner status with the ERP vendors has and will continue to result in enhanced industry recognition.

         In 1995, the Company achieved the status of a "SAP National Implementation Partner." In 1997, the Company enhanced its partnership status with SAP, by first achieving "National Logo Partner" status and then "AcceleratedSAP Partner" status. In July 1997, the Company was awarded "PeopleSoft Implementation Partnership" status. In June 1998, the Company expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, the Company achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, the Company's pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes ("cGMP") and validation standards) was certified by SAP America. In 2002, the Company was awarded the SAP Services Partner Award of Excellence.

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

         Additionally, the Company has introduced certain SAP-based proprietary tools, known as Power Up Services, that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through its Power Up Services, the Company helps to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP Support Packages. The Company combines the assessment capabilities of its proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables customers to analyze and test the impact of a Support Package on its own SAP production environment before the Support Package is actually applied. In addition, HotPac Analyzer enables customers to validate the overall impact that a Support Package can have and isolate and identify the business transactions that require thorough testing.

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

         The Company's Advanced Development Center ("ADC"), located in Hyderabad, India, allows the Company to provide cost-effective, timely and high quality PCS services to customers throughout the world. The ADC delivers rapid, 24 by 7 development services, by utilizing its functional and technical consultants, in conjunction with on-site consultants at customer locations, to provide customers with savings in development and implementation costs and expedited project completion. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of ADC consultant programmers; (ii) the rigorous application of the Company's proprietary software project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the ADC's offshore location.

         The Company provides PCS services directly to end-user organizations, or as a member of consulting teams assembled by other information technology-consulting firms. The cumulative number of PCS customers billed by the Company has grown substantially from 600 customers in 1999 to over 1000 customers in 2003. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Apple Vacations, Bristol-Myers Squibb, Coca Cola Enterprises, Colgate-Palmolive, Detroit Public Schools, Eastman Chemical Company, ExxonMobil Corporation, Putnam Investments, Siemens Medical Systems and Steelcase Inc. The Company has also participated in project teams led by information technology consulting firms such as Cap Gemini Ernst & Young and BearingPoint.

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

         o 24x7, on-demand access to skilled functional and technical professionals through its Global Support Center and Advanced Development Center in Hyderabad, India;

         o Assured service levels and flexible, individualized support programs;

         o Dedicated teams that are on-site, offshore or a combination of on-site and offshore, depending on client requirements; and

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

         The Company provides its AMS services directly to end-user organizations. The cumulative number of AMS customers billed by the Company has grown substantially from three customers in 1999 to over 35 customers in 2003. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies in the United States and abroad. They have included Dade Behring, GE Fanuc Automation North America, Joy Mining Machinery and Pearsons Technology Centre.

The Intelligroup Solution

         The Company improves its clients' business performance through the intelligent application of information technology. The Company delivers to its clients timely, cost-effective and innovative professional consulting services and application management and support solutions by combining its:

         (1) Offshore Development and Maintenance Model: The Company has the ability to develop, implement and maintain high-quality, low cost business solutions through its offshore ADC and GSC. In May 2000, the ADC was awarded Level 2 of the People Capability Maturity Model(R) by the Carnegie Mellon Software Engineering Institute ("CMM-SEI"). The achievement recognizes the Company for its ability to attract, develop, motivate, organize and retain the talent needed to continuously improve its software development capability. The Company was among the first in the IT industry to integrate CMM-SEI workforce improvement with software process improvement, for which the Company has achieved the Software CMM-SEI Level 5 certification for continuous improvement of its software engineering. In addition, the Company is ISO 9001-certified for software development, support and optimization.

         The ADC and GSC (collectively "the Centers") are connected to the Company's operations centers in the United States, Japan and Europe via high-speed satellite links. The ADC and GSC operate on a 24x7 basis, allowing next business day turn-around of work units to customers. The Centers' quality processes, skilled development and support teams, and low cost of operation allow the Company to aggressively compete for implementation and maintenance contracts. As the Company expands, the ADC and GSC are prepared to undertake projects in any of the three enterprise and e-commerce practices (SAP, PeopleSoft and Oracle), as well as certain other advanced technologies, including m-commerce.

         (2) Expertise in a Wide Range of Technologies, Industries and
Disciplines: The Company's consultants have expertise with SAP, Oracle and PeopleSoft products and with a wide variety of leading computing technologies, including Internet, client/server architectures, object-oriented technologies, CASE, distributed database management systems, mainframe connectivity, LAN/WAN and telecommunications technologies. The Company believes that its consultants are effective due to their technical excellence, their industry experience and their strong grounding in the disciplines of project implementation and management.

         (3) Customer-Driven Approach: The Company's project managers and consultants maintain ongoing communication and close interaction with customers to ensure that customers are involved in all facets of a project and that the solutions designed and implemented by the Company meet the customer's needs. The Company's goal is to provide training to its customers during a project to achieve high levels of self-sufficiency among its customers' end users and internal information technology personnel. The Company believes that its ability to deliver the requisite knowledge base to its customers is critical to fostering long-term relationships with, and generating referrals from, existing customers.

         (4) Proprietary Methodologies: The Company has developed a proprietary implementation methodology, as well as a software-based implementation toolset, which are designed to minimize the time required to develop and implement SAP, Oracle and PeopleSoft solutions for its customers.

         (5) Proprietary Toolsets: The Company has developed proprietary SAP toolsets that reduce the cost and time of keeping an SAP environment stable and current. The Company's Power Up Services are designed to size and analyze an upgrade project and evaluate and test SAP Support Packages.

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

         the Company's ability to attract and retain a qualified Chief Financial Officer;

         the Company's ability to manage the Company's business in the absence of a permanent Chief Financial Officer and successfully transition the accounting and finance functions to a new Chief Financial Officer;

         the Company's limited operating history within the outsourcing line of business;

         the uncertainty in attracting and retaining customers given the Company's historical financial condition;

         the competition for employees in India causing increasing compensation for the Company's employees and prospective employees;

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

         increased competition in the industry may cause a decrease in the Company's billing and employee utilization rates for the Company;

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

         the potential for future legislation regulating or taxing outsourcing;

         the Company's reliance on continued relationships with SAP America, Oracle and PeopleSoft, and the Company's present partnership status;

         the Company's substantial reliance on key customers and large projects;

         the Company's ability to manage fixed price projects effectively and efficiently;

         the highly competitive nature of the markets for the Company's services;

         the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences;

         the Company's reliance on the continued services of its key executive officers and leading technical personnel;

         the Company's ability to protect its intellectual property rights;

         the Company's ability to maintain certain criteria as required for continued listing by the Nasdaq National Market; and

         uncertainties resulting from pending litigation matters and from potential administrative and regulatory immigration and tax law matters.

         In addition, in March 2001, Silverline Technologies Limited ("Silverline") acquired SeraNova, which the Company had spun-off to its shareholders in July 2000. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Should the spin-off be ultimately construed to be taxable, there is a risk that if SeraNova and/or Silverline are unable or unwilling to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its Tax Sharing Agreement with the Company, the Company would bear the liability to pay such resultant tax liability. For more information please refer to Note 8 to the consolidated financial statements of the Company included in Item 8 of this Report.

         As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

Industry Background

         Organizations face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging technology strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase the value to their customers. As a result, many businesses implement and utilize advanced information solutions, which enable them to optimize their business processes in such areas as product development, manufacturing, sales, distribution and financials.

         Historically, many businesses have adopted information systems strategies using pre-packaged software applications. Client/server systems widely replaced mainframe and legacy systems with the promise of more functional, flexible and cost effective applications, which are critical to the competitive needs of businesses.

         As part of their client/server strategies, organizations often acquire, or consider acquisition of, the pre-packaged enterprise-wide business software applications offered by leading ERP vendors, such as SAP, Oracle and PeopleSoft. These applications are then implemented and maintained to meet their particular business needs. Alternatively, the organizations may develop, or commission the development of, customized software applications to meet the needs of these organizations. In both cases, customers have a set of core operations applications, which they use to support their central business processes. These customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for the Company.

         The majority of customers who implement ERP solutions are Fortune 2000 companies. The Company believes that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market clients and toward mid-market clients. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists to sell both professional consulting services and application management services to mid-market clients. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which the Company believes it can provide through a combination of innovative tools and templates, which expedite delivery and use of its offshore services, which reduce costs.

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

         Companies must also continually keep pace with a broad, and often confusing, array of new technological developments, which can render internal information technology skills obsolete. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the information technology management area. Accordingly, organizations often lack sufficient, and/or appropriate, technical resources necessary to design, develop, implement and manage the information technology solutions needed to support their business needs. Thus, the Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades as well as application management and support services.

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

         The Company has dedicated an increased level of resources to sales and marketing efforts. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP solutions. The Company intends to establish a brand presence to further differentiate itself in the marketplace. The Company also intends to leverage public relations to raise visibility for its brand and increase outbound email marketing campaigns to remain at top of mind and expand its footprint in its customer base. The Company will continue to implement focused sales management programs, to leverage its relationships with existing customers, as well as those customers with ERP and other product vendors.

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

         As of December 31, 2003, the Company's sales and marketing group consisted of 41 employees in the United States, 3 employees in Japan, 6 employees in Europe, and 11 employees in India. The Company markets and delivers its services to customers on an international basis through its network of offices. The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois) and Pleasanton (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan.

Customers

         The Company provides its services directly to many Fortune 2000 companies, as well as small to medium sized enterprises, and, to a lesser extent, as a member of consulting teams assembled by other information technology consultants, such as the consulting practices of the former "Big Five" accounting firms. The cumulative number of customers billed by the Company has grown substantially from 600 customers in 1999 to over 1000 customers in 2003.

         In 2001, 2002 and 2003, 31%, 23% and 10%, respectively, of the
Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. The Company's ten largest customers accounted for, in the aggregate, approximately 34%, 42% and 47% of its revenue in 2001, 2002 and 2003, respectively. During 2002, one customer accounted for 10% or more of total revenue. During 2003 and 2001, no single customer accounted for more than 10% of total revenue.

         During 2001, no single customer in the United States accounted for more than 10% of revenue recognized in the United States. During 2002 and 2003, one customer in the United States accounted for more than 10% of revenue recognized in the United States.

         During 2001, one customer in Europe accounted for more than 10% of total revenue generated in the European region. During 2002 and 2003, two customers in Europe accounted for more than 10% of total revenue generated in the European region.

         During 2001, 2002 and 2003, no single unaffiliated customer in India accounted for more than 10% of total revenue recognized in India. A majority of the total revenue recognized in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities.

         During 2001, four customers in Japan accounted for more than 10% of revenue recognized in Japan. During 2002, one customer in Japan accounted for more than 10% of revenue recognized in Japan. During 2003, three customers in Japan accounted for more than 10% of revenue recognized in Japan.

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

         Many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in a material adverse change to the customer's operations giving rise to claims against the Company for damages or causing damage to the Company's reputation, adversely affecting its business, financial condition and results of operations. In addition, certain of the Company's agreements with its customers require the Company to indemnify the customer for damages arising from services provided to, or on behalf of, such customer. Under certain of the Company's customer contracts, the Company warrants that it will repair errors or defects in its deliverables without additional charge to the customer. The Company has not experienced, to date, any material claims against such warranties. The Company has purchased and maintains errors and omissions insurance to insure the Company for damages and expenses incurred in connection with alleged negligent acts, errors or omissions.

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

         Software applications vendors:  including, SAP, Oracle and PeopleSoft.

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

Employees

         As of December 31, 2003, the Company employed 1,353 full-time employees, of whom 1,119 were engaged as consultants or as software developers, 61 were engaged in sales and marketing, and 173 were engaged in delivery management, finance and administration. Of the total number of employees, 517 were based in the United States, 13 were based Japan, 51 were based in Europe and 772 were based in India. In addition, the Company engaged 99 independent contractors to perform information technology services as of December 31, 2003.

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

Intellectual Property Rights

         The Company's success is dependent, in part, upon its proprietary implementation methodology, development tools and other intellectual property rights. The Company relies upon a combination of trade secret, non-disclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants and customers, and limits access to and distribution of its proprietary information. The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company. In addition the Company requires that all new employees execute agreements that assign to the Company their rights in any intellectual property developed during the term of employment as a condition of employment by the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.

Item 2. Properties.

         As of December 31, 2003, the Company owns no real property and currently leases or subleases all of its office space. Within the United States, the Company leases office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Warrenville, IL, Pleasanton, CA and Costa Mesa, CA for certain other sales and operations personnel. The Company also leases office space in Denmark, India, Japan and the United Kingdom. The following table summarizes the Company's leased office space as of December 31, 2003:


                         Area                                                                          Lease
     Location        (in Sq.Feet)                              Use                                  Expiration
     --------        ------------                              ---                                  ----------

                                    o        Corporate Headquarters
                                    o        Consulting  Services  - focus  on SAP,  PeopleSoft
Edison,                 48,476 (A)           commercial, Oracle and E-Business markets in the US
New Jersey                          o        Selling,  general and administrative  functions in          9/9/2008
                                             the US

                                    o        Consulting  services - focus on PeopleSoft  public
                                             sector market in the US
Atlanta, Georgia         4,051      o        Limited   selling,   general  and   administrative
                                             functions in the US                                        7/31/2005

Warrenville,               750      o        Limited selling and marketing functions in the US.         5/31/2004
Illinois

Pleasanton,                300      o        Limited selling and marketing functions in the US          3/31/2005
California

Costa Mesa,                300      o        Limited selling and marketing functions in the US         10/31/2004
California

                                    o        Consulting Services - focus on SAP market in
                                             Denmark
Odense, Denmark          9,900      o        Selling, general and administrative functions in
                                             Denmark                                                    1/31/2006

Hyderabad, India        18,359      o        Offshore development consulting services                  12/31/2007
                                             (Advanced Development Center)

                                    o        Selling, general and administrative functions in
                                             India
Hyderabad, India        15,858      o        Global sales and marketing support services                1/31/2005
                                             (Business Development Center)

Hyderabad, India        15,968      o        Consulting  Services  - focus  on SAP,  PeopleSoft         5/31/2006
                                             and Oracle markets in India

Hyderabad, India        10,727      o        Offshore   application   management   and  support         7/31/2006
                                             consulting services (Global Support Center)
                                    o        Consulting services - focus on SAP market in Japan
Tokyo, Japan             2,803      o        Selling,  general and administrative functions
                                             in Japan                                                   1/31/2005

                                    o        Consulting  services - focus on PeopleSoft and SAP
Milton Keynes,                               market in the UK
United Kingdom          1,500       o        Selling,  general and administrative functions in           7/26/2004
                                             the UK


(A) Approximately 21,840 square feet of this space has been subleased to an unrelated third party through 9/9/2008.

         Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations incurred under the terms of a Space Sharing Agreement dated January 1, 2000 between the Company and SeraNova to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, had priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that future events related to this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

Item 3.           Legal Proceedings

         On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County, against SeraNova, Inc., and Silverline Technologies Limited and Silverline Technologies, Inc. (collectively, "Silverline"), which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,079,717, and (ii) a system implementation project totaling $511,573. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline Technologies Limited. In February 2004, the Company moved for entry of default judgment against Silverline Technologies Ltd.

         On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint, sought damages in excess of $400,000, based on allegations that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company. Mr. Pandey filed an Answer to the Company's complaint denying the Company's claims. On June 6, 2003, the Court granted summary judgment in favor of the Company on all counts of the complaint and the Company's motion for attorney's fees was unopposed. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, the litigation matters between them.

         On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company's common stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the "group" and a shareholder holding 4.61% of the Company's common stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey's counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff's motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for Judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju's shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law, and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the
Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties' motions. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, the litigation matters between them.

         On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company's 2002 Proxy contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup's Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff's application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff's conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company's outstanding common stock without notice to the Company, "estopped [Pandey] from complaining about the adjournment." Despite the court's denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company's adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, the litigation matters between them.

         On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleged, among other things, that the defendants violated federal securities laws in connection with the Company's 2002 proxy contest. The defendants filed an Answer to the Company's complaint denying the Company's claims. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, the litigation matters between them. Additionally, the Court ordered that the matter be dismissed as a result of the settlement, subject to the defendants or the Company reopening the case before September 30, 2003. Since the case was not reopened by any of the parties, the matter has been settled by and between all defendants and the Company.

         On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages resulting from SeraNova's failure to pay its obligations to the Company under its promissory note. The complaint alleges that this failure was due to SeraNova's fraudulent conveyance of assets, including but not limited to lucrative customer accounts, to Silverline, and HSBC's allegedly knowing acceptance of a fraudulent guarantee of Silverline's debt to HSBC from SeraNova. All defendants have answered the complaint and discovery has commenced. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. The matter is currently in the discovery phase.

         By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, which was paid out in installments through January 2004. The Company has made all required payments under the settlement. The Company has recorded this sum and related legal costs of $44,000, in the provision for guarantee of SeraNova debt line item.

         The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2001. The assessment is for 26 million rupees, or approximately $564,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $564,000 would be recorded and reflected in the Company's consolidated statement of operations.

         Additionally, in January 2004, the Company's Indian subsidiary received an assessment for 16 million rupees, or approximately $340,000 for the fiscal year ended March 31, 2002. If the Company were not successful with its appeal, which will be filed in 2004, a future charge of approximately $340,000 would be recorded and reflected in the Company's consolidated statement of operations.

         There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

    Quarter Ended                            High              Low
    -------------                            ----              ---

    March 31, 2002                        $1 3/16            $ 27/32
    June 30, 2002                         $1 3/4             $ 15/16
    September 30, 2002                    $1 19/32           $ 27/32
    December 31, 2002                     $1 1/16            $  9/16
    March 31, 2003                        $1 7/16          $  7/8
    June 30, 2003                         $1 21/32           $1 3/16
    September 30, 2003                    $2 3/32            $1 1/16
    December 31, 2003                     $6 5/16            $1 27/32



         As of March 25, 2004, the approximate number of holders of record of the Common Stock was 76 and the approximate number of beneficial holders of the Common Stock was 2,884.


         The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         The following table summarizes securities authorized for issuance under the Company's equity compensation plans:


                                                                                           Number of securities
                                      Number of securities to     Weighted-average       remaining available for
                                      be issued upon exercise     exercise price of       future issuance under
                                       of outstanding options    outstanding options    equity compensation plans
                                       ----------------------    -------------------    -------------------------
1996 Stock Option Plan                     2,822,883                $2.59                   1,000,708
1996 Non-Employee Director Stock
Option Plan                                  100,000                $3.92                      10,000
Equity compensation plans not
approved by security holders                 100,000                $2.03                          --
                                           ---------                -----                   ---------
Total                                      3,022,883                $2.62                   1,010,708
                                           =========                =====                   =========


Item 6. Selected Financial Data.

         You should read the selected financial data presented below, in conjunction with the Company's consolidated financial statements, the notes to those consolidated financial statements and the management's discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

         The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. The Company's historical results are not necessarily indicative of the operating results to be realized in the future.

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation. Accordingly, the consolidated statement of operations data and the balance sheet data have been reclassified to reflect the Sale of the Former Subsidiaries as discontinued operations for all periods presented.

                                                                 For the Years Ended December 31,
                                                   --------------------------------------------------------------
                                                     1999          2000           2001         2002         2003
                                                   ---------    ---------    ---------    ---------    ----------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenue ........................................   $ 143,180    $ 107,746(1) $ 101,987    $ 101,303    $ 118,568
Cost of sales ..................................      96,127       72,006       69,682       70,333       83,641
                                                   ---------    ---------    ---------    ---------    ----------
   Gross profit ................................      47,053       35,740       32,305       30,970       34,927
                                                   ---------    ---------    ---------    ---------    ----------
Selling, general and administrative expenses ...      37,676       39,757       28,055       25,242       28,542
Depreciation and amortization ..................       2,782        3,063        3,535        2,753        2,715
Acquisition expenses ...........................       2,115           --           --           --           --
SeraNova receivable impairment and other charges          --           --           --        8,362        5,534
Proxy contest charges ..........................          --           --           --        1,073        1,461
Restructuring and other special charges ........       7,245           --       13,261           --           --
                                                   ---------    ---------    ---------    ---------    ----------
   Total operating expenses ....................      49,818       42,820       44,851       37,430       38,252
                                                   ---------    ---------    ---------    ---------    ----------
   Operating income (loss) .....................      (2,765)      (7,080)     (12,546)      (6,460)      (3,325)
Interest income ................................          94        1,171          527           31           83
Interest expense ...............................        (744)        (598)        (686)        (394)        (441)
Other income (expense) .........................         140           (5)         123         (123)        (285)
                                                   ---------    ---------    ---------    ---------    ----------
Income (loss) from continuing operations before
  income taxes .................................      (3,275)      (6,512)     (12,582)      (6,946)      (3,968)
Provision (benefit) for income taxes ...........       1,274         (621)         341          491          283
                                                   ---------    ---------    ---------    ---------    ----------
Income (loss) from continuing operations .......      (4,549)      (5,891)     (12,923)      (7,437)      (4,251)
Income (loss) from discontinued operations, net
  of income tax (benefit) expense of $(68), $48,
  $252, $70 and $15, respectively (including a
  loss on disposal of $1,706 in 2003) ..........      (2,041)      (5,654)         330       (1,046)      (2,134)
                                                   ---------    ---------    ---------    ---------    ----------
     Net loss ..................................   $  (6,590)   $ (11,545)   $ (12,593)   $  (8,483)   $  (6,385)
                                                   =========    =========    =========    =========    ==========
Earnings (loss) per share
  Basic earnings (loss) per share:
     Continuing operations .....................   $   (0.29)   $   (0.36)   $   (0.78)   $   (0.45)   $   (0.25)
     Discontinued operations ...................       (0.13)       (0.34)        0.02        (0.06)       (0.13)
                                                   ---------    ---------    ---------    ---------    ----------
       Net loss ................................   $   (0.42)   $   (0.70)   $   (0.76)   $   (0.51)   $   (0.38)
                                                   =========    =========    =========    =========    ==========
Common shares - Basic ..........................      15,766       16,485       16,630       16,630       16,697
                                                   =========    =========    =========    =========    ==========
Diluted earnings (loss) per share:
   Continuing operations .......................   $   (0.29)   $   (0.36)   $   (0.78)   $   (0.45)   $   (0.25)
   Discontinued operations .....................       (0.13)       (0.34)        0.02        (0.06)       (0.13)
                                                   ---------    ---------    ---------    ---------    ----------
     Net loss ..................................   $   (0.42)   $   (0.70)   $   (0.76)   $   (0.51)   $   (0.38)
                                                   =========    =========    =========    =========    ==========
Common shares - Diluted ........................      15,766       16,485       16,630       16,630       16,697
                                                   =========    =========    =========    =========    ==========




                                                                           As of December 31,
                                                     1999          2000           2001         2002         2003
                                                   ---------    ---------    ---------    ---------    ----------
                                                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents ..................        $ 5,213        $   895        $ 1,620      $ 1,163      $ 1,873
Working capital ............................         29,133         23,902         18,321       13,063        9,736
Total assets ...............................         80,200         67,368         47,035       43,953       44,488
Short-term debt and current portion of
  obligations under capital leases .........         10,585          5,623          4,712        6,374        8,497
Long-term debt and obligations under capital
  leases, less current portion and other
  long-term liabilities ....................             --          1,552            531        1,091        1,149
Shareholders' equity .......................         48,654         41,201         26,782       18,726       14,416


(1) The decrease over the prior year was primarily attributable to the decline in sales of traditional implementation services offerings and slower than expected growth in outsourcing revenues. The decline in traditional implementation services and slower than expected growth in the application service provider market primarily resulted from the general economic slowdown in which customers have decreased technology budgets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In this Section, the Company will discuss the following: (1) Application of Critical Accounting Principles, which explains the accounting principles necessary to understand how the Company records its financial information; (2) Results of Operations - Consolidated, in which the Company's consolidated results are compared year to year to recognize trends; (3) Results of Operations by Business Segment, which allows the Company to compare the results of its different business units; (4) Liquidity and Capital Resources;
(5) Contractual and Commercial Obligations; (6) Recently Issued Accounting Standards; and (7) European Monetary Unit, which discusses the financial impact on the Company of Europe's conversion to the Euro.

         Management believes the following factors should be considered when evaluating the Company's reported financial information contained in the Management's Discussion and Analysis of Financial Condition and Results of
Operations:

         Revenues

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

         Fixed Price Projects

         The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the years ended December 31, 2001, 2002 and 2003, revenues derived from projects under fixed price contracts represented approximately 22%, 27% and 38%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2001, 2002 or 2003. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Customer Concentration

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2001, 2002 and 2003, the Company's ten largest customers accounted for in the aggregate, approximately 34%, 42% and 47% of its revenue, respectively. During 2002, one customer accounted for more than 10% of revenue. During 2001 and 2003, no single customer accounted for more than 10% of revenue. For the years ended December 31, 2001, 2002 and 2003, 31%, 23% and 10%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

         Software Partners

         For the years ended December 31, 2001, 2002 and 2003, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle:

                                                               Percentage of Revenue
                                       ----------------------------------------------------------------------
                                       Year Ended December      Year Ended December      Year Ended December
                                            31, 2003                 31, 2002                 31, 2001
                                       -------------------      ----------------------   --------------------
SAP................................            66%                      60%                      66%
PeopleSoft.........................            26%                      24%                      18%
Oracle.............................            5%                       9%                       10%


         Markets

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

         Expenses

         The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

         Proxy Contest

         Since the second quarter 2002, the Company has incurred charges related to a proxy contest launched by Ashok Pandey to take control of the Company's Board of Directors (the "Proxy Contest"). On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, certain litigation matters relating the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. The Company also incurred material costs related to defending the Company in the Proxy Contest. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

         SeraNova Receivable

         Under the terms of an unsecured promissory note, project contract and a Space Sharing Agreement, SeraNova owes the Company approximately $13.9 million, including related legal costs. The Company has aggressively pursued its legal options to obtain payment. For further detail, please refer to the discussions of the legal proceedings in Item 3. However, based on SeraNova's liquidity issues and subsequent filing of Chapter 7 Bankruptcy in August 2003, the Company has recorded $13.9 million in special charges related to this matter.

         Discontinued Operations

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of December 31, 2003. In March 2004, the Company agreed to renegotiate the payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004.

         The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations, and cash flows of the Former Subsidiaries prior to the Sale have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows and have been reported as discontinued operations.

         Tax Assessment of Indian Subsidiary

         The Company is currently appealing the tax assessments received by the Company's Indian Subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company's appeal is not successful, future charges of approximately $564,000 and $340,000 would be recorded and reflected in the Company's consolidated statement of operations.

Application of Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

         The Company also derives a portion of its revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term, on a monthly basis in accordance with the terms of the contract. Revenue generated from certain other fixed-price contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company's project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

         The Company occasionally derives revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

         Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

         Unbilled services at December 31, 2003 and 2002 represent services provided through December 31, 2003 and 2002, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

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

         Recoverability of Long-Term Assets. The Company reviews the carrying value of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value.

         Accounting for Income Taxes. The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, the Company recorded approximately $11.2 million of valuation allowance against gross deferred tax assets of $13.3 million. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made by approximately $11.2 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

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

Results of Operations - Consolidated

         The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                       Percentage of Revenue
                                                                        Year Ended December 31
                                                              --------------------------------------
                                                                2003            2002            2001
                                                              ------          ------          ------
Revenue ..............................................         100.0%          100.0%          100.0%
Cost of sales ........................................          70.5            69.4            68.3
                                                              ------          ------          ------
     Gross profit ....................................          29.5            30.6            31.7
Selling, general and administrative expenses .........          24.1            25.0            27.5
Depreciation and amortization expense ................           2.3             2.7             3.5
SeraNova receivable impairment and other charges .....           4.7             8.2              --
Proxy contest charges ................................           1.2             1.0              --
Restructuring and other special charges ..............            --              --            13.0
                                                              ------          ------          ------
     Total operating expenses ........................          32.3            36.9            44.0
                                                              ------          ------          ------
      Operating loss ..................................         (2.8)           (6.4)          (12.3)
Interest income ......................................           0.1             0.0             0.5
Interest expense .....................................          (0.4)           (0.4)           (0.6)
Other (expense) income ...............................          (0.2)           (0.1)            0.1
                                                              ------          ------          ------
Loss from continuing operations before income taxes ..          (3.3)           (6.9)          (12.3)
Income tax provision .................................           0.3             0.4             0.3
                                                              ------          ------          ------
Loss from continuing operations ......................          (3.6)           (7.3)          (12.6)
(Loss) income from discontinued operations, net of tax
     expense (including loss on disposal in 2003) ....          (1.8)           (1.1)            0.3
                                                              ------          ------          ------
Net loss .............................................          (5.4)%          (8.4)%         (12.3)%
                                                              ======          ======          ======



         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2003 and the year ended December 31, 2002.

         Revenue. Total revenue increased by 17.0%, or $17.3 million, from $101.3 million in 2002 to $118.6 million in 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $13.9 million), India (an increase of $2.3 million), Japan (an increase of $391,000) and Europe (an increase of $764,000). In 2002, the demand for the Company's services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on Information Technology ("IT") projects. Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services and offshore development services.

         Cost of Sales and Gross profit. The Company's cost of sales consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants ("Cost of Sales"). The Company's cost of sales increased by 18.9%, or $13.3 million, from $70.3 million in 2002, to $83.6 million in 2003 due primarily to the increase in revenue. The Company's gross profit increased by 12.8%, or $3.9 million, from $31.0 million in 2002, to $34.9 million in 2003. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin decreased to 29.5% in 2003, from 30.6% in 2002. The decline in gross margin results primarily from pricing pressures, due to the increased competition for new projects.

         Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 13.1% or $3.3 million to $28.5 million in 2003, from $25.2 million in 2002, but decreased as a percentage of revenue to 24.1% from 25.0%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to the creation of the new strategy and solutions group in 2003 as well as an increase in discretionary sales and marketing expenditures. In early 2003, the Company created a new strategy and solutions group to focus on the design and development of solutions as well as the support of the sales organization by preparing and providing technical presentations to customers. In 2003, the Company also invested in certain targeted sales and marketing initiatives, such as participation in a number of conferences and trade shows as well as a new branding roll-out. The decrease in selling, general and administrative expenses, as a percentage of revenue, reflects concerted efforts by management to control expenditures in conjunction with growth in revenue.

         Depreciation and amortization. Depreciation and amortization expenses decreased to $2.7 million in 2003, compared to $2.8 million in 2002. The decrease was primarily due to certain fixed assets becoming fully depreciated in 2003.

         SeraNova receivable impairment and other charges. During 2002, the Company recorded approximately $8.4 million in special charges associated with the note receivable from SeraNova (the "Note"), and certain other related issues. Although the Company had aggressively pursued its various legal options to obtain payment from the SeraNova Group on the Note and outstanding lease obligations, the Company believed that the current liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts. During this time, the Company had also actively engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations. Accordingly, the Company recognized an impairment charge in the amount of $5.1 million related to the Note during 2002. Additionally, the Company recorded a write-off of $1.3 million related to interest on the Note and other receivables due from the SeraNova Group. Finally, the Company recorded $1.5 million in costs required to exit certain lease obligations related to the SeraNova Group.

         During 2003, the Company recorded $5.1 million of additional charges associated with the Note and certain other related issues. The Company recognized an additional impairment charge of $4.0 million related to the Note, $321,000 related to other assets, $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company had determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note was not probable. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy.

         Also during 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions. Accordingly, the Company recorded a $474,000 charge in the SeraNova receivable impairment and other charges line item in 2003 to cover the settlement amount of $430,000 plus related legal costs of $44,000. The settlement amount was paid out in installments through January 2004.

         Proxy contest charges. Since the second quarter 2002, the Company has incurred charges related to a proxy contest launched by Ashok Pandey to take control of the Company's Board of Directors (the "Proxy Contest"). On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, certain litigation matters relating the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company has recorded a $750,000 provision for such liability in the consolidated statement of operations for 2003. Prior to the settlement, the Company incurred related additional litigation expenses of $711,000 during 2003. During 2002, the Company incurred approximately $1.1 million in legal fees and other charges related to the Proxy Contest.

         Interest income. The Company earned $83,000 in interest income during 2003, compared with $31,000 during 2002. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan. The change results from a higher average balance of invested cash during 2003.

         Interest expense. The Company incurred $441,000 and $394,000 in interest expense in 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during 2003.

         Other income (expense). Other income (expense) results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $285,000 in 2003, compared with $123,000 in 2002. The change results from foreign currency fluctuations.

         Income tax provision. Despite operating losses, a provision for income taxes of $283,000 and $491,000 was required in 2003 and 2002, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of December 31, 2003 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not that the net deferred tax asset of $1.6 million will be realized.

         In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For 2003 and 2002, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

         The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2001. The assessment is for 26 million rupees, or approximately $564,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $564,000 would be recorded and reflected in the Company's consolidated statement of operations.

         Additionally, in January 2004, the Company's Indian subsidiary received an assessment for 16 million rupees, or approximately $340,000 for the fiscal year ended March 31, 2002. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeal, which will be filed in 2004, a future charge of approximately $340,000 would be recorded and reflected in the Company's consolidated statement of operations.

         (Loss) income from discontinued operations. In 2003 and 2002, losses from discontinued operations, net of taxes (including a loss on disposal of $1.7 million in 2003) were $2.1 million and $1.0 million, respectively. The losses from discontinued operations in 2003 and 2002 resulted primarily from operations within Australia, New Zealand and Singapore. The loss on disposal in 2003 resulted primarily from the sale of assets of the discontinued operations as well as legal costs incurred in executing the transaction.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2002 and the year ended December 31, 2001.

         Revenue. Total revenue decreased by 0.7%, or $684,000, from $102.0 million in 2001 to $101.3 million in 2002. The decrease was attributable primarily to a decline in revenue generated in Europe and Japan (decreases of $4.7 million and $1.6 million, respectively), partially offset by growth in revenue generated in the United States (an increase of $4.7 million) and India (an increase of $946,000). The decline in Europe and Japan reflects the uncertain and weakened local economic climate, as customers delayed, decreased and/or canceled IT projects. The revenue growth in the United States and India results directly from increased demand for the majority of the Company's services, including traditional consulting service offerings, application management and support services, offshore development services and Power Up services. The majority of the revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominately within the United States.

         Cost of Sales and Gross profit. The Company's cost of sales increased by 0.9%, or $651,000, from $69.7 million in 2001 to $70.3 million in 2002. The
Company's gross profit decreased by 4.1%, or $1.3 million, from $32.3 million in 2001 to $31.0 million in 2002. Gross margin decreased slightly to 30.6% in 2002 from 31.7% in 2001. The decrease in gross margin results from competitive pricing pressures experienced throughout the Company's global operations as well as an increase in non-billable, non-utilized consultant time and other related costs, primarily in Europe.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 10.0%, or $2.8 million, from $28.0 million in 2001 to $25.2 million in 2002, and decreased as a percentage of revenue from 27.5% to 25.0%, respectively. The decrease in selling, general and administrative expenses, in absolute dollars and as a percentage of revenue, was related primarily to the decrease of discretionary spending throughout the Company, as well as the downsizing initiative completed in Europe during the fourth quarter 2001.

         Depreciation and amortization. Depreciation and amortization expenses decreased 22.1% to $2.8 million in 2002, compared to $3.5 million in 2001. The decrease is due primarily to the amortization and depreciation associated with the intangible assets and long-lived assets that were written-down as part of the Company's restructuring and other special charges provision recorded in 2001.

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

         Interest income. The Company earned $31,000 in interest income in 2002, compared with $527,000 in 2001. The Company discontinued accruing interest on the balance of the note receivable with SeraNova subsequent to the maturity date of the Note of July 31, 2001.

         Interest expense. The Company incurred $394,000 and $686,000 in interest expense in 2002 and 2001, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used to fund operating activities and the charges associated with the proxy contest. The decrease in interest expense results from a combination of lower average outstanding borrowings under the line of credit and lower interest rates charged on outstanding borrowings in 2002.

         Other income (expense). Other income (expense) results primarily from realized gains or losses associated with changes in foreign currency exchange rates. The Company reported other expense of $123,000 in 2002, compared with other income of $123,000 in 2001. The change results from foreign currency fluctuations.

         Income tax provision. Despite operating losses, a provision for income taxes of $491,000 and $341,000 was required in 2002 and 2001, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of December 31, 2002 related primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not that the deferred tax asset of $1.2 million will be realized.

         In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. For years ended December 31, 2002 and 2001, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

          The Company's Indian subsidiary has received an assessment from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1997 through March 31, 2001. The assessment is for 28 million rupees, or approximately $564,000. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2002. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $564,000 would be recorded and reflected in the Company's consolidated statement of operations.

         Additionally, in January 2004, the Company's Indian subsidiary received an assessment for 16 million rupees, or approximately $340,000 for the fiscal year ended March 31, 2002. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and this has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeal, which will be filed in 2004, a future charge of approximately $340,000 would be recorded and reflected in the Company's consolidated statement of operations.

         (Loss) income from discontinued operations. The Company reported a loss from discontinued operations, net of taxes, of $1.0 million in 2002, compared to income from discontinued operations of $330,000 in 2001. The losses from discontinued operations in 2002 resulted primarily from operations within Australia, New Zealand and Singapore. The income from discontinued operations in 2001 resulted primarily from operations within New Zealand.

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

         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         The following discussion compares the segment results of continuing operations for the year ended December 31, 2003 and the year ended December 31, 2002.

         Revenue. The following table displays revenues by reportable segment (in thousands).

                                                                   Year Ended December 31
                                                    -----------------------------------------------------
                                                          2003                           2002
                                                    ------------------------     ------------------------
                                                              Percentage of                  ercentage of
                                                    Dollars       Total          Dollars        Total
                                                    --------    ------------     --------     --------
United States...............................        $ 92,569        78.1%        $ 78,713         77.7%
India ......................................          15,640        13.2           13,386         13.2
Europe .....................................           6,788         5.7            6,024          5.9
Japan ......................................           3,571         3.0            3,180          3.2
                                                    --------    --------         --------     --------
Total ......................................        $118,568       100.0%        $101,303        100.0%
                                                    ========    ========         ========     ========

         US revenue increased by 17.6%, or $13.9 million, from $78.7 million in 2002 to $92.6 million in 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

         India revenue increased by 16.8%, or $2.2 million, from $13.4 million in 2002, to $15.6 million in 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

         Europe revenue increased by 12.7%, or $764,000, from $6.0 million in 2002, to $6.8 million in 2003. The Company's operations in Denmark increased by $1.6 million, while the revenue in the United Kingdom and Sweden decreased by $603,000 and $262,000, respectively. The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions. Accordingly, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003.

         Japan revenue increased by 12.3% or $391,000, from $3.2 million for 2002, to $3.6 million in 2003. The increase was due primarily to stronger demand for the Company's consulting services within the local SAP market.

         Operating Income (Loss). The following table displays operating income
(loss) by reportable segment (in thousands).

                                                      Year Ended December 31
                                                    --------------------------
                                                       2003             2002
                                                    -----------     ----------

United States.........................              $  (5,558)      $  (7,036)
India.................................                  1,727           2,284
Europe................................                    134          (1,093)
Japan.................................                    372            (615)
                                                    -----------     ----------
Total.................................              $  (3,325)      $  (6,460)
                                                    ===========     ==========


         US operating performance improved by $1.4 million, from an operating loss of $7.0 million in 2002, to an operating loss of $5.6 million in 2003. The $7.0 million operating loss in 2002 was attributable primarily to the $8.4 million of SeraNova receivable impairment and other charges and approximately $1.1 million of proxy contest charges recorded during 2002. The $5.6 million operating loss in 2003 was attributable primarily to the $5.5 million of SeraNova receivable impairment and other charges and the $1.5 million of proxy contest charges recorded during 2003.

         India operating income decreased by $557,000, from $2.3 million in 2002, to $1.7 million in 2003. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant utilization rates.

         Europe operating performance improved by $1.2 million, from an operating loss of $1.1 million in 2002, to operating income of $134,000 in 2003. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $531,000), Sweden (an improvement of $636,000) and the UK (an improvement of $60,000).

         Japan operating performance improved by $987,000, from an operating loss of $615,000 in 2002, to operating income of $372,000 in 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         The following discussion compares the segment results of continuing operations for the year ended December 31, 2002 and the year ended December 31, 2001.

         Revenue. The following table displays revenues by reportable segment (in thousands).

                                                                Year Ended December 31
                                                 -----------------------------------------------------
                                                       2003                           2002
                                                 ------------------------     ------------------------
                                                           Percentage of                  Percentage of
                                                 Dollars       Total          Dollars        Total
                                                 --------    ------------     --------     --------
United States............................        $.78,713        77.7%        $ 74,023        72.6%
India ...................................          13,386        13.2           12,440        12.2
Europe ..................................           6,024         5.9           10,737        10.5
Japan ...................................           3,180         3.2            4,787         4.7
                                                 --------    ------------     --------     --------
Total ...................................        $101,303       100.0%        $101,987       100.0%
                                                 ========    ============     ========     ========

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

         As a result of the Company's downsizing of its European operations, the revenues in Europe decreased since 2001. Europe revenue decreased by 43.9%, or $4.7 million, from $10.7 million in 2001 to $6.0 million in 2002. The decrease was attributable primarily to the United Kingdom ("UK") operations (a decrease of $4.2 million), while the Nordic operations (Denmark and Sweden) decreased by $503,000. As a result of the decline in operating performance, the Company executed a plan to reorganize and downsize the Company's operations in the UK in the fourth quarter of 2001. The UK operations now consist of a much smaller core group of billable consultants, focused primarily on providing application management and support services in the PeopleSoft market. The decrease in Nordic operations resulted primarily from challenging economic conditions in Sweden. Accordingly, the Company has ceased operations in Sweden as of January 1, 2003.

         Japan revenue decreased by 33.6%, or $1.6 million, from $4.8 million in 2001 to $3.2 million in 2002 as a result of challenging economic conditions.

         Operating Income (Loss). The following table displays operating income
(loss) by reportable segment (in thousands).

                                            Year Ended December 31
                                       -----------------------------
                                         2002               2001
                                       ---------          ----------

United States........................  $  (7,036)         $  (6,988)
India................................      2,284              3,078
Europe...............................     (1,093)            (8,496)
Japan................................       (615)              (140)
                                       ---------          ----------
Total................................  $  (6,460)         $ (12,546)
                                       =========          ==========


         The US operating loss increased slightly by 0.7%, or $48,000, from just under $7.0 million in 2001 to just over $7.0 million in 2002. The US operating losses were generated primarily as a result of the $9.5 million of special charges in 2002 associated with the SeraNova receivable impairment and the proxy contest, and the $8.2 million of special charges in 2001 associated with the ASP business and the termination of a project to build and operate a technology development and support center in Puerto Rico (collectively, the "Special Charges").

         India operating income decreased by 25.8%, or $794,000, from $3.1 million in 2001 to $2.3 million in 2002. The decrease was attributable primarily to an increase in consultant salaries (as a result of both increased headcount and local market adjustments to base consultant salaries), non-billable consultant time and other related costs as well as a decrease in average consultant billing rates

         Europe operating loss decreased by 87.1%, or $7.4 million, from $8.5 million in 2001 to $1.1 million in 2002. The improvement was attributable primarily to an improvement in the operating performance of the UK of $8.0 million, while the Nordic operations declined by $551,000. The improvement in the UK operating performance in 2002 resulted primarily from the restructuring program initiated in the UK during late 2001. The decline in the Nordic operating performance resulted from competitive local conditions, primarily within the SAP software market.

         Japan operating performance declined $475,000, from $140,000 in 2001 to $615,000 million in 2002. The decrease was attributable primarily to competitive pricing pressures on consultant bill rates as well as an increase in non-billable consultant time.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $1.9 million at December 31, 2003 and $1.2 million at December 31, 2002. The Company had working capital of $9.5 million at December 31, 2003 and $13.1 million at December 31, 2002. The decrease in working capital resulted primarily from the sale of the Former Subsidiaries and the write-down of the SeraNova Note during 2003.

         Cash used in operating activities of continuing operations was $707,000 for the year ended December 31, 2003, resulting primarily from the net loss of $6.4 million (less the net loss from discontinued operations of $2.1 million, the non-cash charges related to the SeraNova receivable impairment and other charges of $5.5 million and depreciation and amortization of $3.5 million) and increases in accounts receivable of $6.4 million and other current assets of $1.1 million and a decrease in accrued expenses and other liabilities of $1.1 million. These amounts were partially offset by an increase in accrued payroll and related taxes of $3.2 million. The increase in accounts receivable results from a combination of an overall increase in revenue, an increase in milestone-based billing at quarter-end and an expected slow-down in year-end collections. The changes in operating assets and liabilities result primarily from timing differences. Cash used by operating activities of continuing operations for the year ended December 31, 2002 was $23,000.

         The Company invested $1.6 million and $1.5 million in computer equipment, internal-use computer software and office furniture and fixtures during the year ended December 31, 2003 and 2002, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

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

         During 2002, the Company incurred charges related to the Proxy Contest. As a result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions of EBITDA, total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12.6 million of the note due from SeraNova.

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

         As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In November 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only.

         The Company was not in compliance with the unconsolidated net worth covenant as of December 31, 2003. In March 2004, the Company finalized with the Bank the terms of a waiver of such default. The Company expects to be able to comply with all financial covenants in 2004.

         On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

         SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5.5 million and punitive damages in the amount of $10.0 million. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline. In February 2004, the Company moved for entry of default judgment against Silverline.

         In addition, SeraNova failed to pay certain outstanding lease obligations incurred under the terms of the Space Sharing Agreement dated January 1, 2000 by and between the Company and SeraNova to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova Group, has priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

         The Company had also been periodically engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts as of June 30, 2002. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations.

          Accordingly, the Company recorded $8.4 million of SeraNova receivable impairment and other charges during the year ended December 31, 2002. Specifically, the Company recorded a $5.1 million charge to write-down the carrying value of the Note to $4.0 million. Additionally, the Company recorded a $1.3 million charge to write-off the carrying value of other SeraNova receivables (primarily, accrued interest on the Note and a receivable for a system implementation project). Also, the Company recorded a charge of $1.5 million for certain lease exit costs. Such charge represents primarily an accrued liability for obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received. As of December 31, 2002, $1.3 million of the liability remained outstanding, of which $1.0 million was included in other long-term liabilities.

         The Company subsequently believed there had been an apparent deterioration in the financial condition of the SeraNova Group. Accordingly, the Company re-assessed the likelihood of recovering amounts owed by the SeraNova Group as well as the assumptions used in recording the original lease obligation charge. Additionally, the Company was notified during the first quarter of 2003 of its obligation to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

         Accordingly, the Company recorded $5.1 million of additional charges associated with the Note and certain other related issues during the year ended December 31, 2003. The Company recognized an additional impairment charge of $4.0 million related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company had determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note was not probable.

The following table illustrates the charges related to SeraNova during 2002 and 2003, as well as cash payments, non-cash charges and remaining liability as of December 31, 2002 and 2003;


                                          Write-Down of     Write-Off          Lease
                                              Note          of Other        Obligations
                                           Receivable      Receivables -        and          Legal and
                                          - SeraNova        SeraNova        Settlements    Other Charges     Total
                                         --------------- ---------------- --------------- -------------- --------------
Charges to operations during 2002 ...     $ 5,140,000      $ 1,257,000      $ 1,501,000     $   464,000     $ 8,362,000
Costs paid during 2002 ..............              --               --         (361,000)       (318,000)       (679,000)
Non-cash items ......................      (5,140,000)      (1,257,000)              --              --      (6,397,000)
                                          -----------      -----------      -----------     -----------     -----------
Accrued costs as of December 31, 2002             --               --        1,140,000         146,000       1,286,000
Charges to operations during 2003 ...      4,000, 000               --         795,000         265,000       5,060,000
Costs paid during 2003 ..............              --               --      (1,060,000)        (265,000)      (1,325,000)
Non-cash items ......................      (4,000,000)              --               --              --      (4,000,000)
                                          -----------      -----------      -----------     -----------     -----------
Accrued costs as of December 31, 2003     $        --      $        --      $   875,000     $   146,000     $ 1,021,000
                                          ===========      ===========      ===========     ===========     ===========

         As of December 31, 2003, $1.0 million of the liability remained outstanding, of which $643,000 was included in other long-term liabilities. The Company expects to pay out this liability through 2008.

         Also during 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions. Accordingly, the Company recorded a $474,000 charge in the SeraNova receivable impairment and other charges line item in 2003 to cover the settlement amount of $430,000 plus related legal costs of $44,000. The settlement amount was paid out in installments through January 2004.

         The Company's 2004 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. In addition, the Company may seek additional financing from time to time for general corporate purposes. Considering the cash on hand, the remaining availability under the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes that it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business and that its available credit arrangements and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months.

Contractual Obligations and Other Commercial Commitments

         The following tables summarize the Company's contractual obligations and other commercial commitments as of December 31, 2003:

                                                                  Payments Due by Period
                                      --------------------------------------------------------------------------------
Description of                                        Less than        1 - 3              3 - 5           More than
Contractual Obligation                  Total          1 year          years              years           5 years
----------------------               -----------     -----------     -----------        -----------        -----------
Revolving Credit Facility ......     $ 8,288,000     $ 8,288,000     $        --        $        --        $        --
Capital Lease Obligations ......         465,000         209,000         256,000                 --                 --
Operating Lease Obligations ....       7,152,000       2,213,000       4,190,000            749,000                 --
Other Long-Term Liabilities ....         893,000              --         788,000            105,000                 --
                                     -----------     -----------     -----------        -----------        -----------
Total Contractual Obligations...     $16,798,000     $10,710,000     $ 5,234,000        $   854,000        $         --
                                     ===========     ===========     ===========        ===========        ===========


         The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8.3 million. The Company estimates undrawn availability under the credit facility to be $6.7 million as of December 31, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6.1 million.

         The Company has also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance was applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN No. 46 and issued FIN No. 46 (revised December 2003) ("FIN No. 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No.150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

European Monetary Union (EMU)

         The Company currently only operates in certain European countries that do not participate in the EMU. Therefore, the Company believes that the conversion to the euro did not have a material financial impact on its operations in Europe. However, the Company would re-evaluate the financial impact of the conversion to the euro on its operations should those countries in which the Company operates decide to join the EMU.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia, and Europe could adversely impact the Company's revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company's European and/or Asian operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9A. Controls and Procedures.

         Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

         There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. The Company is currently engaged in a broad review of its internal control procedures in anticipation of the need for Intelligroup to issue its assessment as to the effectiveness of our internal controls over financial reporting and from our independent auditors to issue a report on management's assessment of the effectiveness of the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

         The Company has adopted a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

         The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

         The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accounting Fees and Services.

         The discussion under the heading "Principal Accounting Fees and Services" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits, List, and Reports on Form 8-K.

  (a)   (1)  Financial Statements.

             Reference is made to the Index to Financial Statements on Page F-1.

        (2)  Financial Statement Schedules.

             None.

        (3)  Exhibits.

             Reference is made to the Exhibit Index on Page 56.

  (b)        Reports on Form 8-K.

             On October 28, 2003, the Company furnished a Form 8-K under
             Item 12, containing a copy of its earnings release for the period ending September 30, 2003 (including financial statements).

             On November 24, 2003, the Company filed a Form 8-K under Item 5 to report the resignation of Nicholas Visco from the position of Senior Vice President-Finance and Administration, Chief Financial Officer and Treasurer of the Company, effective November 30, 2003.

             On February 12, 2004, the Company furnished a Form 8-K under
             Item 12, containing a copy of its earnings release for the period ending December 31, 2003 (including financial statements).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2004.

                                        INTELLIGROUP, INC.




                                        By:  /s/ Nagarjun Valluripalli
                                           --------------------------------
                                             Nagarjun Valluripalli,
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                         Date
               ---------                                  -----                         ----
/s/ Nagarjun Valluripalli            Chief Executive Officer and Director          March 30, 2004
---------------------------------    (principal executive officer)
Nagarjun Valluripalli


/s/ Edward Carr                      Acting Chief Financial Officer (principal     March 30, 2004
---------------------------------    financial and accounting officer)
Edward Carr

/s/ Klaus Besier                     Director                                      March 30, 2004
---------------------------------
Klaus Besier

/s/ Dennis McIntosh                  Director                                      March 30, 2004
---------------------------------
Dennis McIntosh

/s/ Alexander Graham Wilson          Director                                      March 30, 2004
---------------------------------
Alexander Graham Wilson

/s/ Nic Di Iorio                     Director                                      March 30, 2004
---------------------------------
Nic Di Iorio

/s/ Ashok Pandey                     Director                                      March 30, 2004
---------------------------------
Ashok Pandey

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

         10.26 First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

         10.27* Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

         10.28 Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

         10.29 Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

         10.30 Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August 12, 2003.)

         10.31*+ Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer.

         10.32 Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

     Exhibit No.  Description of Exhibit
     -----------  ----------------------

         10.33* Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

         10.34+ Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association.

         14+      Code of Business Conduct and Ethics

         21+      Subsidiaries of the Registrant.

         23+      Consent of Deloitte & Touche LLP.

         31.1+ Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

         31.2+ Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

         32.1+ Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2+ Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+        Filed herewith. All other exhibits previously filed.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Independent Auditors' Report....................................................................           F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002....................................           F-3
Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001.......................................................           F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and
         2001...................................................................................           F-5
Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001.......................................................           F-6
Notes to Consolidated Financial Statements......................................................           F-7
Financial Statement Schedules
         Financial Statement Schedules required by the Securities and Exchange
         Commission have been omitted, as the required information is included in the Notes to Consolidated Financial Statements or is not applicable.


INDEPENDENT AUDITORS' REPORT

To the Shareholders of Intelligroup, Inc.:

         We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligroup, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 29, 2004

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                         2003                 2002
                                                                                     ------------         ------------
                                    Assets
Current Assets:
   Cash and cash equivalents ................................................        $  1,873,000         $  1,163,000
   Accounts receivable, less allowance for doubtful accounts of $749,000 and
       $1,388,000 at December 31, 2003 and 2002, respectively ...............          23,941,000           17,745,000
   Unbilled services ........................................................           7,298,000            6,818,000
   Prepaid income taxes .....................................................             230,000              458,000
   Deferred tax asset .......................................................           1,041,000            1,088,000
   Other current assets .....................................................           4,005,000            2,858,000
   Note receivable - SeraNova................................................                  --            4,000,000
   Assets held for sale .....................................................                  --            3,069,000
                                                                                     ------------         ------------
            Total current assets.............................................          38,388,000           37,199,000
   Property and equipment, net ..............................................           3,854,000            5,725,000
   Deferred tax asset .......................................................             521,000              118,000
   Other assets .............................................................           1,725,000              911,000
                                                                                     ------------         ------------
                                                                                     $ 44,488,000         $ 43,953,000
                                                                                     ============         ============

                     Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable .........................................................        $  5,061,000         $  5,229,000
   Accrued payroll and related taxes ........................................           9,110,000            5,891,000
   Accrued expenses and other current liabilities ...........................           3,876,000            3,491,000
   Deferred revenue .........................................................           1,920,000            1,280,000
   Income taxes payable......................................................             459,000              190,000
   Current portion of long-term debt and obligations under capital leases ...           8,497,000            6,374,000
   Liabilities held for sale ................................................                  --            1,681,000
                                                                                     ------------         ------------
            Total current liabilities .......................................          28,923,000           24,136,000
                                                                                     ------------         ------------
Obligations under capital leases, less current portion ......................             256,000               63,000
Other long-term liabilities .................................................             893,000            1,028,000
                                                                                     ------------         ------------
            Total long-term liabilities .....................................           1,149,000            1,091,000
                                                                                     ------------         ------------

Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
       or outstanding .......................................................                  --                   --
   Common stock, $.01 par value, 25,000,000 shares authorized, 16,987,000 and
       16,630,000 shares issued and outstanding at December 31, 2003 and 2002             170,000              166,000
   Additional paid-in capital ...............................................          42,190,000           41,366,000
   Accumulated deficit ......................................................         (25,553,000)         (19,168,000)
   Accumulated other comprehensive loss .....................................          (2,391,000)          (3,638,000)
                                                                                     ------------         ------------
         Total shareholders' equity .........................................          14,416,000           18,726,000
                                                                                     ------------         ------------
                                                                                     $ 44,488,000         $ 43,953,000
                                                                                     ============         ============0

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001



                                                                          2003              2002              2001
                                                                     -------------     -------------     -------------
Revenue ..........................................................   $ 118,568,000     $ 101,303,000     $ 101,987,000
Cost of sales ....................................................      83,641,000        70,333,000        69,682,000
                                                                     -------------     -------------     -------------
     Gross profit ................................................      34,927,000        30,970,000        32,305,000
                                                                     -------------     -------------     -------------
Selling, general and administrative expenses .....................      28,542,000        25,242,000        28,055,000
Depreciation and amortization ....................................       2,715,000         2,753,000         3,535,000
SeraNova receivable impairment and other charges .................       5,534,000         8,362,000                --
Proxy contest charges ............................................       1,461,000         1,073,000                --
Restructuring and other special charges ..........................              --                --        13,261,000
                                                                     -------------     -------------     -------------
     Total operating expenses ....................................      38,252,000        37,430,000        44,851,000
                                                                     -------------     -------------     -------------
     Operating loss ..............................................      (3,325,000)       (6,460,000)      (12,546,000)
Interest income ..................................................          83,000            31,000           527,000
Interest expense .................................................        (441,000)         (394,000)         (686,000)
Other (expense) income ...........................................        (285,000)         (123,000)          123,000
                                                                     -------------     -------------     -------------
Loss from continuing operations before income tax
     provision ...................................................      (3,968,000)       (6,946,000)      (12,582,000)
Income tax provision .............................................         283,000           491,000           341,000
                                                                     -------------     -------------     -------------
Loss from continuing operations ..................................      (4,251,000)       (7,437,000)      (12,923,000)
(Loss) income from discontinued operations, net of
     tax expense of  $15,000, $70,000 and $252,000,
     respectively (including a loss on disposal of
     $1,706,000 in 2003) .........................................      (2,134,000)       (1,046,000)          330,000
                                                                     -------------     -------------     -------------
Net loss .........................................................   $  (6,385,000)    $  (8,483,000)    $ (12,593,000)
                                                                     =============      ============     =============
(Loss) earnings per share:
     Basic and diluted (loss) earnings per share:
         Loss from continuing operations .........................   $       (0.25)    $       (0.45)    $       (0.78)
         Discontinued operations .................................           (0.13)            (0.06)             0.02
                                                                     -------------     -------------     -------------
             Net loss per share ..................................   $       (0.38)    $       (0.51)    $       (0.76)
                                                                     =============      ============     =============
         Weighted average number of common shares -
              basic and diluted ..................................      16,697,000        16,630,000        16,630,000
                                                                     =============      ============     =============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2003, 2002 and 2001


                                                                           Retained     Accumulated
                                     Common Stock           Additional     Earnings        Other         Total        Comprehensive
                                -------------------------    Paid-in     (Accumulated   Comprehensive  Shareholders'   Loss for the
                                  Shares       Amount        Capital       Deficit)     Income (Loss)    Equity          Period
                                -----------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2000 ..  16,630,000  $    166,000  $ 41,366,000  $  1,908,000   $ (2,239,000)  $ 41,201,000

Currency translation
  adjustments..................           --            --            --            --     (1,826,000)    (1,826,000)  $ (1,826,000)


Net loss ......................          --            --            --   (12,593,000)            --    (12,593,000)   (12,593,000)
                                -----------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at December 31, 2001 ..  16,630,000       166,000    41,366,000   (10,685,000)    (4,065,000)    26,782,000   $(14,419,000)
                                                                                                                      ============

Currency translation
  adjustments..................           --            --            --            --        427,000        427,000   $    427,000

Net loss ......................          --            --            --    (8,483,000)            --     (8,483,000)    (8,483,000)
                                -----------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2002 ..  16,630,000       166,000    41,366,000   (19,168,000)    (3,638,000)    18,726,000   $ (8,056,000)
                                                                                                                      ============

Exercise of stock options .....     357,000         4,000       824,000            --             --        828,000


Currency translation
  adjustments..................           --            --            --            --      1,247,000      1,247,000   $  1,247,000


Net loss ......................          --            --            --    (6,385,000)            --     (6,385,000)    (6,385,000)
                                -----------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2003 ..  16,987,000  $    170,000  $ 42,190,000  $(25,553,000)  $ (2,391,000)   $14,416,000   $(5,138,000)
                                ===========  ============  ============  ============   ============   ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                               2003           2002           2001
                                                                           ------------   ------------   ------------
Cash flows from operating activities:
   Net loss .............................................................  $ (6,385,000)  $ (8,483,000)  $(12,593,000)
   Less: (Loss) income from discontinued operations, net of tax .........    (2,134,000)    (1,046,000)       330,000
                                                                           ------------   ------------   ------------
Loss from continuing operations .........................................    (4,251,000)    (7,437,000)   (12,923,000)
   Adjustments to reconcile loss from continuing operations to net cash
     (used in) provided by operating activities of continuing operations:
       Depreciation and amortization ....................................     3,503,000      3,601,000      4,315,000
       Provision for doubtful accounts ..................................       163,000        365,000      1,770,000
       SeraNova receivable impairment and other charges .................     5,534,000      8,362,000             --
       Restructuring and other special charges ..........................            --             --     13,261,000
       Deferred income taxes
                                                                               (356,000)        25,000       (430,000)
   Changes in operating assets and liabilities:
     Accounts receivable ................................................    (6,359,000)    (5,918,000)     6,176,000
     Unbilled services ..................................................      (480,000)       253,000     (1,178,000)
     Prepaid income taxes ...............................................       228,000       (176,000)       102,000
     Other current assets ...............................................    (1,062,000)      (674,000)       868,000
     Other assets .......................................................      (438,000)       207,000        307,000
     Accounts payable ...................................................      (168,000)     1,965,000     (2,996,000)
     Accrued payroll and related taxes ..................................     3,219,000        831,000     (1,322,000)
     Accrued expenses and other current liabilities .....................    (1,054,000)      (969,000)       (52,000)
     Accrued restructuring charges ......................................       (95,000)      (680,000)      (574,000)
     Deferred revenue ...................................................       640,000         69,000        208,000
     Income taxes payable ...............................................       269,000        153,000       (486,000)
                                                                           ------------   ------------   ------------
   Net cash (used in) provided by operating activities of continuing
     operations .........................................................      (707,000)       (23,000)     7,046,000
                                                                           ------------   ------------   ------------
Cash flows from investing activities:
     Purchases of equipment .............................................    (1,632,000)    (1,451,000)    (3,087,000)
     Purchases of software licenses .....................................            --             --     (2,678,000)
                                                                           ------------   ------------   ------------
   Net cash used in investing activities of continuing operations .......    (1,632,000)    (1,451,000)    (5,765,000)
                                                                           ------------   ------------   ------------

Cash flows from financing activities:
     Principal payments under capital leases ............................      (374,000)      (583,000)      (594,000)
     Proceeds from exercise of stock options ............................       828,000             --             --
     Other repayments ...................................................      (135,000)      (108,000)        (7,000)
     Net change in line of credit borrowings ............................     2,229,000      1,993,000       (947,000)
     Repayment of note receivable-SeraNova subsequent to spin-off date ..            --             --      2,060,000
                                                                           ------------   ------------   ------------
     Net cash provided by financing activities of continuing operations .     2,548,000      1,302,000        512,000
                                                                           ------------   ------------   ------------
  Effect of foreign currency exchange rate changes on cash ..............     1,247,000        427,000     (1,826,000)
                                                                           ------------   ------------   ------------
Net cash provided by (used in) continuing operations ....................     1,456,000        255,000        (33,000)
Net cash (used in) provided by discontinued operations ..................      (746,000)      (712,000)       758,000
                                                                           ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ....................       710,000       (457,000)       725,000
Cash and cash equivalents at beginning of period ........................     1,163,000      1,620,000        895,000
                                                                           ------------   ------------   ------------
Cash and cash equivalents at end of period ..............................  $  1,873,000   $  1,163,000   $  1,620,000
                                                                           ============   ============   ============

Supplemental disclosures of cash flow information:
   Cash paid for income taxes ...........................................  $    351,000   $    853,000   $    879,000
                                                                           ============   ============   ============
  Cash paid for interest ................................................  $    441,000   $    395,000   $    686,000
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

         The Company's 2004 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. Considering the cash on hand, the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business.

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

Note 1 - Business and Operations and Summary of Significant Accounting Policies (Continued)

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of Intelligroup Singapore Pte Ltd., a Singapore corporation; Intelligroup Hong Kong Limited, a Hong Kong corporation; Intelligroup Australia Pty Limited, an Australian corporation; and Intelligroup New Zealand Limited, a New Zealand corporation, together representing the Company's Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of December 31, 2003. In March 2004, the Company agreed to renegotiate the payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004.

         The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations, and cash flows of the Former Subsidiaries prior to the Sale have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. The net operating results, assets, liabilities and net cash flows of the Former Subsidiaries have been reported as discontinued operations.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents

         Cash and cash equivalents consist of investments in highly liquid short-term instruments, with maturities of three months or less from the date of purchase.

Allowance for Doubtful Accounts

         The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The provision for doubtful accounts totaled $163,000, $365,000 and $1,770,000 in 2003, 2002 and 2001, respectively.
Accounts written off totaled $802,000, $1,014,000 and $1,792,000 in 2003, 2002 and 2001, respectively.

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

         The Company capitalizes direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. The cost of the internal-use software and the capitalized implementation-related costs are included within computer software in property and equipment as of December 31, 2003 and 2002 (See Note 2). Such capitalized costs are amortized on a straight-line basis over the software's estimated useful life of three years.

Recoverability of Long-Lived Assets

         The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of then current carrying value or fair value less cost to sell.

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

Note 1 - Business and Operations and Summary of Significant Accounting Policies (Continued)

         The Company also derives a portion of its revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term, on a monthly basis in accordance with the terms of the contract. Revenue generated from certain other fixed-price contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company's project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

         The Company occasionally derives revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

         The Company reports gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of sales in the statements of operations.

         Unbilled services at December 31, 2003 and 2002 represent services provided through December 31, 2003 and 2002, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

         Deferred revenue at December 31, 2003 and 2002 represents amounts billed to customers but not yet earned or included as revenue as of December 31, 2003 and 2002, respectively. Such amounts are anticipated to be recorded as revenue as services are performed in the subsequent year.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("Transition Provisions"). In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("Disclosure Provisions"). The Transition Provisions of SFAS No. 148 were effective for financial statements for fiscal years ending after December 31, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the Transition Provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the Disclosure Provisions of SFAS No. 148; however, the Company will continue to apply the intrinsic value method under APB Opinion No. 25.

         For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                     For the Years Ended December 31,
                                                    2003           2002           2001
                                                ------------   ------------   ------------
Net loss, as reported ........................  $ (6,385,000)  $ (8,483,000)  $(12,593,000)
Deduct: total stock-based employee
compensation expense determined under
fair-value-based method for all awards, net of
related tax effects ..........................    (2,344,000)    (7,884,000)   (10,301,000)
                                                ------------   ------------   ------------
Pro forma net loss ...........................  $ (8,729,000)  $(16,367,000)  $(22,894,000)
                                                ============   ============   ============
Basic and diluted loss per share:
     As reported .............................  $      (0.38)  $      (0.51)  $      (0.76)
                                                ============   ============   ============
     Pro forma ...............................  $      (0.52)  $      (0.98)  $      (1.38)
                                                ============   ============   ============

Note 1 - Business and Operations and Summary of Significant Accounting Policies (Continued)

         The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 109%, 111% and 110%, risk-free interest rate of 2.0%, 1.8% and 3.3% and expected lives of 2.1,
2.4 and 2.7, in 2003, 2002 and 2001, respectively. The weighted average fair value of options granted during 2003, 2002 and 2001 was $0.80, $0.58 and $0.70, respectively.

Currency Translation

         The local currency is the functional currency for all foreign operations. Assets and liabilities relating to foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated into U.S. dollars using monthly average exchange rates during the year. Translation adjustments associated with assets and liabilities are excluded from income and credited or charged directly to accumulated other comprehensive loss.

Concentrations

         For the years ended December 31, 2003, 2002 and 2001, approximately 66%, 60% and 66% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company's future success in its SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as a SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis. The Company's current contract expires on December 31, 2004 and is automatically renewed for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP. For the years ended December 31, 2003, 2002 and 2001, approximately 26%, 24% and 18% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft. For the years ended December 31, 2003, 2002 and 2001, approximately 5%, 9% and 10% of revenue, respectively, was derived from projects in which the Company implemented, extended, maintained, managed or supported software developed by Oracle.

         A portion of the Company's revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For years ended December 31, 2003, 2002 and 2001, 10%, 23% and 31%, respectively, of the Company's revenue was generated by serving as a member of consulting teams assembled by other information technology consulting firms.

         During 2002, one customer accounted for approximately 10% of revenue. During 2003 and 2001, no single customer accounted for more than 10% of revenue.

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


                                                         For the Years Ended December 31,
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Loss from continuing operations ...................  $ (4,251,000)  $ (7,437,000)  $(12,923,000)

(Loss) income from discontinued operations
                                                       (2,134,000)    (1,046,000)       330,000
                                                     ------------   ------------   ------------
Net loss ..........................................  $ (6,385,000)  $ (8,483,000)  $(12,593,000)
                                                     ============   ============   ============

Basic and diluted (loss) earnings per share:
   Weighted average number of common shares .......    16,697,000     16,630,000     16,630,000
                                                     ------------   ------------   ------------
   Basic and diluted loss per share from continuing
     operations ...................................  $      (0.25)  $      (0.45)  $      (0.78)

  Basic and diluted (loss) income per share from
     discontinued operations.......................         (0.13)         (0.06)          0.02
                                                     ------------   ------------   ------------
   Basic and diluted net loss per share ...........  $      (0.38)  $      (0.51)  $      (0.76)
                                                     ============   ============   ============


         Stock options, which would be antidilutive (1,289,000, 3,198,000 and 2,834,000 as of December 31, 2003, 2002 and 2001, respectively) have been excluded from the calculations of diluted shares outstanding and diluted earnings (loss) per share.

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

Note 1 - Business and Operations and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

         In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In November 2002, the EITF of the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance was applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN No. 46 and issued FIN No. 46R (revised December 2003). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Note 2 - Property and Equipment

         Property and equipment consist of the following as of December 31:

                                                     2003           2002
                                                 ------------   ------------
Vehicles ......................................  $    254,000   $    152,000
Furniture .....................................     3,458,000      3,404,000
Equipment .....................................    11,508,000     10,632,000
Computer software .............................     4,788,000      4,225,000
Leasehold improvements ........................     1,096,000      1,066,000
                                                 ------------   ------------
                                                   21,104,000     19,479,000
Less-Accumulated depreciation..................   (17,250,000)   (13,754,000)
                                                 ------------   ------------
                                                 $  3,854,000   $  5,725,000
                                                 ============   ============


         Depreciation expense was $3,503,000, $3,601,000 and $3,897,000
(including $788,000, $848,000 and $780,000 of depreciation expense recorded within cost of sales, respectively) in 2003, 2002 and 2001, respectively.


Note 3 - Lines of Credit

On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility. In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15,000,000 either at the Bank's prime rate per annum (4.25% as of December 31, 2003) or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

         During 2002, the Company incurred charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). As a result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (1) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (2) a modification to the definitions total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (3), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (4) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12,600,000 of the note due from SeraNova.

         As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15,000,000, (3) a waiver of the covenant defaults existing as of March 31, 2003, (4) a modification to the definitions of total shareholders' equity and unconsolidated shareholders' equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (5) an increase in the minimum EBITDA covenants to $1,300,000, $1,800,000 and $1,900,000 for the second, third and fourth quarters 2003, respectively, and (6) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13,600,000 of the note due from SeraNova.

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

         The Company was not in compliance with the unconsolidated net worth covenant as of December 31, 2003. In March 2004, the Company finalized with the Bank the terms of a waiver of such default.

         As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8,288,000. The Company estimates undrawn availability under the credit facility to be $6,712,000 as of December 31, 2003. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $6,059,000.

         Interest expense on debt and obligations under capital leases approximated $441,000, $394,000 and $686,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 4 - Discontinued Operations

         Summarized financial information for the discontinued operations of the Former Subsidiaries is as follows:

                                                               For the Years Ended December 31,
                                                               2003          2002          2001
                                                           ------------   -----------   -----------
Revenue................................................... $  1,691,000   $ 7,028,000   $ 8,427,000
Pre-tax loss .............................................     (413,000)     (976,000)      582,000
Income tax provision .....................................       15,000        70,000       252,000
(Loss) income from discontinued operations,
    excluding loss on sale ...............................     (428,000)   (1,046,000)      330,000





                                                         December 31, 2002
                                                         -----------------
Cash ....................................................  $  411,000
Accounts receivable, less allowance for doubtful accounts   1,467,000
Unbilled services .......................................     323,000
Other current assets ....................................     192,000
Fixed assets ............................................     300,000
Other assets ............................................     376,000
                                                           ----------
Assets held for sale ....................................  $3,069,000
                                                           ==========
Accounts payable ........................................  $  377,000
Accrued payroll and related taxes .......................     699,000
Accrued expenses and other current liabilities ..........     410,000
Income taxes payable ....................................     195,000
                                                           ----------
Liabilities held for sale ...............................  $1,681,000
                                                           ==========

         Additionally, the Company reported a loss on the sale of the Former Subsidiaries of $1,706,000 for the year ended December 31, 2003.

Note 5 - Note Receivable - SeraNova

         On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2.

         SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited ("Silverline"), which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline. In February 2004, the Company moved for entry of default judgment against Silverline.

         In addition, SeraNova failed to pay certain outstanding lease obligations incurred under the terms of the Space Sharing Agreement dated January 1, 2000 between the Company and SeraNova to the Company's landlords. Accordingly, on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"). The demand for arbitration, which sought damages, alleged among other things that the SeraNova Group failed to pay outstanding lease obligations to the Company's landlords and to reimburse the Company for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $616,905 (including attorney's fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group's assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,247 to the Sheriff. On November 6, 2002 the Sheriff sent the funds to the Company's attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA ("HSBC"), a creditor of the SeraNova

Group, had priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company's favor in the amount of $218,805, representing the SeraNova Group's additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company's favor in the amount of $220,415, representing the Company's attorney's fees in connection with the Company's efforts to enforce the SeraNova Group's obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,247 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,247 being held in trust whereby the Company remitted $570,228 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the future outcome of this claim will have a materially adverse effect on the Company's business, financial condition or results of operations.

            The Company had also been periodically engaged in discussions with management of the SeraNova Group, with the objective of seeking an out of court resolution to all outstanding matters involving the Note, and certain other receivables and lease obligations. However, the Company believed that the liquidity issues plaguing the SeraNova Group required a reassessment of the realizability of these outstanding amounts as of June 30, 2002. Although no final resolution had been reached, the Company believed that the substance of these discussions provided a basis for determining the approximate realizable value of the Note and other receivables, as well as an estimate of the costs required to exit certain lease obligations.

          Accordingly, the Company recorded $8,362,000 of SeraNova receivable impairment and other charges during the year ended December 31, 2002. Specifically, the Company recorded a $5,140,000 charge to write-down the carrying value of the Note to $4,000,000. Additionally, the Company recorded a $1,257,000 charge to write-off the carrying value of other SeraNova receivables. Also, the Company recorded a charge of $1,501,000 for certain lease exit costs. Such charge represents primarily an accrued liability for certain obligated space and equipment costs for which the Company currently believes it cannot use or sublease and the differential between certain Company lease obligations and sublease amounts to be received.

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

         Accordingly, the Company recorded $5,060,000 of additional charges associated with the Note and certain other related issues during the year ended December 31, 2003. The Company recognized an additional impairment charge of $4,000,000 related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                          Write-Down    Write-Off     Lease
                                           of Note      of Other    Obligations   Legal and
                                         Receivable    Receivables     and          Other
                                         - SeraNova    - SeraNova   Settlements    Charges        Total
                                        -----------   -----------   -----------   -----------   -----------
Charges to operations during 2002 ....  $ 5,140,000   $ 1,257,000   $ 1,501,000   $   464,000   $ 8,362,000
Costs paid during 2002 ...............           --            --      (361,000)     (318,000)     (679,000)
Non-cash items .......................   (5,140,000)   (1,257,000)           --            --    (6,397,000)
                                        -----------   -----------   -----------   -----------   -----------
Accrued costs as of December 31, 2002
                                                 --            --     1,140,000       146,000     1,286,000

Charges to operations during 2003 ....    4,000,000            --       795,000       265,000     5,060,000
Costs paid during 2003 ...............           --            --    (1,060,000)     (265,000)   (1,325,000)
Non-cash items .......................   (4,000,000)           --            --            --    (4,000,000)
                                        -----------   -----------   -----------   -----------   -----------

Accrued costs as of December 31, 2003
                                        $        --   $        --   $   875,000   $   146,000   $ 1,021,000
                                        ===========   ===========   ===========   ===========   ===========


         As of December 31, 2003, $1,021,000 of the liability remained outstanding, of which $643,000 was included in other long-term liabilities. The Company expects to pay out this liability through 2008.

Note 6 - Restructuring and Other Special Charges

         During the year ended December 31, 2001, in an effort to further refine the Company's business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13,261,000 restructuring and other special charges provision. The charges, which were mainly non-cash in nature, were related primarily to the ASP business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico and to the restructuring and downsizing of the Company's operations in the United Kingdom.

         Activity in accrued costs for restructuring and other special charges is as follows:

                                           Severance and        Asset
                                           Related Costs      Impairments         Exit Costs           Total
                                           -------------      ------------       ------------       ------------

Accrued costs as of December 31, 2000      $    257,000       $         --       $     84,000       $    341,000

Charges to operations during 2001 ...           530,000         10,999,000          1,732,000         13,261,000

Costs paid during 2001 ..............          (402,000)                --           (172,000)          (574,000)
Non-cash utilization during 2001 ....                --        (10,999,000)        (1,177,000)       (12,176,000)
                                           ------------       ------------       ------------       ------------
Accrued costs as of December 31, 2001           385,000                 --            467,000            852,000

Charges to operations during 2002 ...            30,000                 --                 --             30,000
Costs paid during 2002 ..............          (326,000)                --           (384,000)          (710,000)
                                           ------------       ------------       ------------       ------------
Accrued costs as of December 31, 2002            89,000                 --             83,000            172,000

Charges to operations during 2003 ...                --                 --                 --                 --
Costs paid during 2003 ..............           (89,000)                --             (6,000)           (95,000)
                                           ------------       ------------       ------------       ------------
Accrued costs as of December 31, 2003      $         --       $         --       $     77,000       $     77,000
                                           ============       ============       ============       ============


         The Company expects to pay out the remaining costs above within three months.

Note 7 - Income Taxes

         Income taxes provision (benefit) from continuing operations consists of the following:

                                                      For the Years Ended December 31,
                                                       2003            2002            2001
                                                    ---------       ---------       ---------
Current:
     Federal .................................      $      --       $      --       $ 667,000
     State ...................................         87,000         153,000              --
     Foreign .................................        552,000         313,000         104,000
                                                    ---------       ---------       ---------
                                                      639,000         466,000         771,000
                                                    ---------       ---------       ---------
Deferred:
     Federal .................................             --          17,000        (460,000)
     Foreign .................................       (356,000)          8,000          30,000
                                                    ---------       ---------       ---------
                                                     (356,000)         25,000        (430,000)
                                                    ---------       ---------       ---------
Total.........................................      $ 283,000       $ 491,000       $ 341,000
                                                    =========       =========       =========

         The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for this difference are:

                                                                        For the Years Ended December 31,
                                                                        2003            2002            2001
                                                                     -----------     -----------    -----------
Tax at federal statutory rate .................................           (34)%          (34)%          (34)%
Nondeductible expenses ........................................             1              1             --
State income tax, net of federal benefit ......................             1              1             --
Foreign losses for which no benefit is available ..............             1              9             23
Changes in valuation allowance ................................            24             14              8
Foreign operations taxed at less than U.S. statutory
     rate, primarily India ....................................            11             11              9
Other .........................................................             3              5             (3)
                                                                     --------        -------        -------
Effective tax rate ............................................             7%             7%             3%
                                                                     ========        =======        =======

         In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the years ended December 31, 2003, 2002 and 2001, the tax deduction favorably impacted the Company's effective tax rate.

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                         2003               2002
                                                     ------------       ------------
Deferred tax assets:
  Allowance for doubtful accounts .............      $    371,000       $    574,000
  Vacation accrual ............................           355,000            213,000
  Net operating losses ........................        12,264,000          9,531,000
  Other accrued liabilities ...................           315,000            301,000
                                                     ------------       ------------
Total deferred tax assets .....................        13,305,000         10,619,000
Deferred tax liability-accelerated depreciation          (284,000)          (745,000)
Valuation allowance ...........................       (11,459,000)        (8,668,000)
                                                     ------------       ------------
Net deferred tax asset ........................      $  1,562,000       $  1,206,000
                                                     ============       ============


         During 2003 and 2002, the Company generated operating losses. The Company has provided a valuation allowance against certain of these net operating losses, as the ability to utilize these losses may be limited in the future. The Company increased the valuation allowance by recording a tax provision of $2,791,000, $2,823,000 and $2,307,000 in 2003, 2002 and 2001,
respectively. The Company's valuation allowance as of December 31, 2001 and 2000 was $5,845,000 and $3,538,000, respectively. Net operating loss carryforwards expire in various years through 2022. Although the realization of the deferred tax assets is not assured, management believes it is more likely than not that the 2003 net deferred tax asset of $1,562,000 will be realized based upon future operating budgets.

Note 8 - Commitments and Contingencies

Guarantee of SeraNova Debt

         By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions. Accordingly, the Company recorded a $474,000 charge in the SeraNova receivable impairment and other charges line item in 2003 to cover the settlement amount of $430,000 plus related legal costs of $44,000. The settlement amount was paid out in installments through January 2004.

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

         On October 27, 2000, SeraNova and Silverline Technologies Limited ("Silverline") announced that they had entered into an agreement and plan of merger, under which Silverline would acquire SeraNova in exchange for American depositary shares of Silverline and the assumption by Silverline of SeraNova indebtedness. However, SeraNova management has represented that the merger with Silverline was not contemplated at the time of the spin-off and accordingly, the spin-off should be tax-free. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65,000,000, plus interest and, depending on the facts that ultimately are established, penalties. SeraNova and/or Silverline would be obligated to indemnify the Company for these amounts under the Tax Sharing Agreement. However, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy on August 8, 2003.

Employment Agreements

         As of December 31, 2003, the Company had employment agreements with each of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $478,000.

Tax Contingency in India

         The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2001. The assessments are for 26 million rupees, or approximately $564,000. Such amount has been paid to the Indian tax authority under protest. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeals, which were filed in 2001 and 2002, a future charge of approximately $564,000 would be recorded and reflected in the Company's consolidated statement of operations.

         Additionally, in January 2004, the Company's Indian subsidiary received an assessment for 16 million rupees, or approximately $340,000 for the fiscal year ended March 31, 2002. Management, after consulation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of December 31, 2003. If the Company were not successful with its appeal, which will be filed in 2004, a future charge of approximately $340,000 would be recorded and reflected in the Company's consolidated statement of operations.

Leases

         The Company leases office space, office equipment and vehicles under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003. Additionally, the Company has sublet certain of its office space, which generates sublease income. Future minimum aggregate annual lease payments are as follows:

                                                                                                         Net
             For the Years                      Capital        Gross Operating                       Operating Lease
          Ending December 31,               Lease Payments    Lease Payments     Sublease Income       Payments
          -------------------               ----------         ----------         ----------          ----------
2004 ...................................    $  217,000         $2,576,000         $  363,000          $2,213,000
2005 ...................................       226,000          2,087,000            357,000           1,730,000
2006 ...................................        53,000          1,644,000            350,000           1,294,000
2007 ...................................            --          1,516,000            350,000           1,166,000
2008 ...................................            --          1,011,000            262,000             749,000
Thereafter .............................            --                 --                 --                  --
                                            ----------         ----------         ----------          ----------
Subtotal ...............................       496,000          8,834,000          1,682,000           7,152,000
Less-Interest ..........................        31,000                 --                 --                  --
                                            ----------         ----------         ----------          ----------
                                               465,000          8,834,000          1,682,000           7,152,000
Less-Current Portion ...................       209,000          2,576,000            363,000           2,213,000
                                            ----------         ----------         ----------          ----------
                                            $  256,000         $6,258,000         $1,319,000          $4,939,000
                                            ==========         ==========         ==========          ==========


         Rent expense for the years ended December 31, 2003, 2002 and 2001 was $4,717,000, $4,330,000 and $4,398,000 respectively.

Proxy Contest and Related Legal Matters

         Since the second quarter 2002, the Company has continued to incur charges related to the Proxy Contest. The Proxy Contest resulted directly from a shareholder of the Company ("Mr. Pandey") launching a proxy contest to take control of the Company's Board of Directors. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company has recorded a $750,000 provision for such liability in the consolidated statement of operations in 2003. During the years ended December 31, 2003 and 2002, the Company incurred Proxy Contest charges of $1,461,000 (inclusive of the $750,000 payment to Mr. Pandey) and $1,073,000, respectively.

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

Note 9 - Defined Contribution Plan

         The Company maintains a defined contribution plan. All United States employees, who are employed on a full-time basis, are eligible to participant in the Plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $246,000, $478,000 and $557,000 in 2003, 2002 and 2001, respectively.

Note 10 - Stock Option Plans

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

                                                                                          Weighted Average Exercise
                                                                     Number of Shares               Price
         --------------------------------------------------------- ---------------------- ---------------------------
         Options Outstanding, December 31, 2000
         (1,038,275 exercisable with a weighted average
         exercise price of $3.05).........................                3,369,746               $    3.18
         Granted..........................................                  157,810               $    1.07
         Canceled.........................................                 (693,707)              $    3.41
         --------------------------------------------------------- ---------------------- ---------------------------
         Options Outstanding, December 31, 2001
         (1,658,764 exercisable with a weighted average
         exercise price of $2.99).........................                2,833,849               $    3.10
         Granted..........................................                1,165,000               $    0.94
         Canceled.........................................                 (800,648)              $    2.86
         --------------------------------------------------------- ---------------------- ---------------------------
         Options Outstanding, December 31, 2002
         (1,615,300 exercisable with a weighted average
         exercise price of $3.12).........................                3,198,201               $    2.37
         Granted..........................................                  535,500               $    4.57
         Exercised........................................                 (356,451)              $    2.33
         Canceled.........................................                 (354,367)              $    3.61
         --------------------------------------------------------- ---------------------- ---------------------------
         Options Outstanding, December 31, 2003
         (1,919,408 exercisable with a weighted average
         exercise price of $2.45).........................                3,022,883               $    2.62
                                                                   ====================== ===========================


Note 10 - Stock Option Plans (Continued)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                             Outstanding                                        Exercisable
                             ------------ ------------------ -------------------     -----------------------------------
                                          Weighted Average
     Exercise Price           Number of    Remaining Life     Weighted Average         Number of      Weighted Average
         Range                 shares        (in years)        Exercise Price            shares        Exercise Price
-------------------------    ------------ ------------------ -------------------     --------------- -------------------
  $0.9000 to 0.9599           1,050,000           8.7             $  0.9000              610,312          $ 0.9000
  $0.9600 to 1.1999              62,250           7.6             $  1.0764               17,624          $ 1.0597
  $1.2000 to 1.7269             110,500           9.0             $  1.4597                8,000          $ 1.6200
  $1.7270 to 1.7999               6,080           6.1             $  1.7500                4,551          $ 1.7500
  $1.8000 to 2.6999             795,992           5.4             $  2.4105              688,492          $ 2.4347
  $2.7000 to 3.8999             330,960           5.8             $  2.8500              322,110          $ 2.8392
  $3.9000 to 5.1999             238,576           5.7             $  4.6981              199,375          $ 4.7436
  $5.2000 to 7.6999             383,975           9.3             $  5.9329               33,975          $ 5.9543
  $7.7000 to 11.9999             24,550           5.6             $  8.7758               19,969          $ 8.7870
 $12.0000 to 14.5000             20,000           6.1             $ 12.7940               15,000          $12.7940
                              ---------       ----------          ---------            ---------          --------
  $0.9000 to 14.5000          3,022,883           7.8             $  2.6187            1,919,408          $ 2.4461
                              =========                                                =========

Note 11 - Stock Rights

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

Note 12 - Related Party Transactions

         During 2003, 2002 and 2001, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $2,000, $329,000 and $156,000, respectively. A member of the Company's Board of Directors served as the Chief Executive Officer of FirePond until December 2003. The Company provided implementation services to various end clients, as a sub-contractor to FirePond. Services were priced at rates comparable to other similar sub-contracting arrangements in which the Company regularly participates.

         During 2003, 2002 and 2001, the Company provided implementation services to McCann Erickson, which produced revenues for the Company totaling approximately $93,000, $12,000 and $235,000. A member of the Company's Board of Directors serves as the Chief Technology Officer of McCann Erickson. Services were priced at rates comparable to other similar arrangements in which the Company regularly participates.

         Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company is an owner (the "Owner") of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd., a wholly-controlled subsidiary of the Company and the Owner executed a memorandum of understanding (the "MOA") relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property to the Company for certain of the Company's India operations. The MOA provides for, among other things, a minimum lease period of three years with a renewal option for an additional three years and monthly payments of approximately $45,500 per month. A deposit in the amount of approximately $326,087 was paid to the Owner in October 2003, with an additional deposit of approximately $356,522 to be paid to the Owner in 2004. Prior to the execution of the MOA, the Company's Board of Directors determined that the terms and conditions set forth in the MOA were no less favorable to the Company than could be obtained from unrelated third parties.

Note 13 - Segment Data and Geographic Information

         The Company operates in one industry, information technology solutions and services.

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (See Note 4). The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented. The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

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

         Accordingly, the Company's operating results and financial position are presented in the following geographic segments for the years ended December 31, 2003, 2002 and 2001.

                                    United States        India           Europe            Japan               Total
                                    -------------        -----           ------            -----               -----
2003
----
Revenue ...................      $  92,569,000       $  15,640,000      $   6,788,000       $   3,571,000       $ 118,568,000
Depreciation & amortization          1,692,000             784,000            209,000              30,000           2,715,000(1)
Operating income (loss) ...         (5,558,000)          1,727,000            134,000             372,000          (3,325,000)(2)
Total assets ..............         33,100,000           7,086,000          3,274,000           1,028,000          44,488,000

2002
----
Revenue ...................      $  78,713,000       $  13,386,000      $   6,024,000       $   3,180,000       $ 101,303,000
Depreciation & amortization          1,795,000             657,000            222,000              79,000           2,753,000(3)
Operating income (loss) ...         (7,036,000)          2,284,000         (1,093,000)           (615,000)         (6,460,000)(4)
Total assets ..............         30,615,000           6,300,000          2,208,000           1,761,000          40,884,000(5)

2001
----
Revenue ...................      $  74,023,000       $  12,440,000      $  10,737,000       $   4,787,000       $ 101,987,000
Depreciation & amortization          2,166,000             591,000            684,000              94,000           3,535,000
Operating income (loss) ...         (6,988,000)          3,078,000         (8,496,000)           (140,000)        (12,546,000)(7)
Total assets ..............         34,372,000           5,344,000          2,183,000           2,261,000          44,160,000(8)

---------

(1) Excludes $788,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2003.

(2) Includes $5,534,000 of SeraNova receivable impairment and other charges and $1,461,000 of proxy contest charges for the year ended December 31, 2003.

(3) Excludes $848,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2002.

(4) Includes $8,362,000 of SeraNova receivable impairment and other charges and $1,073,000 of proxy contest charges for the year ended December 31, 2002.

(5)      Excludes $3,069,000 of assets held for sale as of December 31, 2002.

(6) Excludes $780,000 of depreciation and amortization included in cost of sales for the year ended December 31, 2001.

(7) Includes $13,261,000 of restructuring and other special charges for the year ended December 31, 2001.

(8)      Excludes $2,875,000 of assets held for sale as of December 31, 2001.

         Included above is application maintenance and support revenues of $39,622,000, $25,460,000 and $22,124,000 for the years ended December 31, 2003,
2002 and 2001, respectively. Other information related to the application maintenance and support business is not available and the Company determined that it would be impractical to calculate such data.

Note 14 - Selected Quarterly Financial Data (Unaudited)


                                                                            Fiscal Year Quarters
                                                 First             Second           Third           Fourth            Total
                                                 -----             ------           -----           ------            -----
Year Ended December 31, 2003
----------------------------
Revenue.................................      $27,235,000       $28,005,000       $31,035,000     $32,293,000    $118,568,000
Gross profit............................        7,926,000         8,496,000         8,824,000       9,681,000      34,927,000
(Loss) income from continuing operations       (5,217,000)         (493,000)           17,000       1,442,000      (4,251,000)
Loss from discontinued operations ......       (2,134,000)               --                --              --      (2,134,000)
Net (loss) income.......................       (7,351,000)         (493,000)           17,000       1,442,000      (6,385,000)
Earnings (loss) per share - basic:
(Loss) income per share from continuing
     operations.........................            (0.31)           (0.03)              0.00            0.09           (0.25)
Loss per share from discontinued
     operations.........................            (0.13)              --                --              --            (0.13)
Net (loss) income per share.............            (0.44)           (0.03)              0.00            0.09           (0.38)
Earnings (loss) per share - diluted:
(Loss) income per share from continuing
     operations.........................            (0.31)           (0.03)              0.00            0.08           (0.25)
Loss per share from discontinued
     operations.........................            (0.13)              --                --              --            (0.13)
Net (loss) income per share.............            (0.44)           (0.03)              0.00            0.08           (0.38)

Year Ended December 31, 2002
----------------------------
Revenue.................................      $23,005,000       $24,806,000       $26,668,000      $26,824,000     $101,303,000
Gross profit............................        6,980,000         7,884,000         8,034,000        8,072,000       30,970,000
Income (loss) from continuing operations          130,000        (8,321,000)          400,000         354,000      (7,437,000)
Loss from discontinued operations ......         (119,000)         (239,000)         (387,000)       (301,000)     (1,046,000)
Net income (loss).......................           11,000        (8,560,000)           13,000          53,000      (8,483,000)
Earnings (loss) per share - basic:
Income (loss) per share from continuing
     operations.........................             0.01            (0.50)              0.02            0.02           (0.45)
Loss per share from discontinued
     operations.........................            (0.01)           (0.01)             (0.02)          (0.02)          (0.06)
Net income (loss) per share.............             0.00            (0.51)              0.00            0.00           (0.51)
Earnings (loss) per share - diluted:
Income (loss) per share from continuing
     operations.........................             0.01            (0.50)              0.02            0.02           (0.45)
Loss per share from discontinued
     operations.........................            (0.01)           (0.01)             (0.02)          (0.02)          (0.06)
Net income (loss) per share.............             0.00            (0.51)              0.00            0.00           (0.51)