Form 10-Q
period 2004-03-31
INTELLIGROUP INC
filed 2004-05-17
CIK 1016439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004
                           Commission File No. 0-20943

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

                        Yes:   X                    No:
                             -----                      -----

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes:                        No:   X
                             ------                     -----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of May 12, 2004

                 Class                        Number of Shares
                 -----                        ----------------
     Common Stock, $.01 par value              [ 17,419,857 ]

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)..............................................           1

               Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.....................           2

               Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months            3
                Ended March 31, 2004 and 2003.............................................................

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and
                2003......................................................................................           4

               Notes to Consolidated Financial Statements.................................................           5

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................          17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................          34

     Item 4.   Controls and Procedures....................................................................          34

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................          35

     Item 5.   Other Information..........................................................................          35

     Item 6.   Exhibits and Reports on Form 8-K...........................................................          36

SIGNATURES...................................................................................................       37


                          PART I. FINANCIAL INFORMATION

              Item 1. Consolidated Financial Statements (unaudited)

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                                   (unaudited)

                                                                                         March 31,         December 31,
                                                                                           2004               2003
                                                                                      ---------------    --------------
                                     Assets
Current Assets:
   Cash and cash equivalents..................................................        $     2,938,000    $    1,873,000
   Accounts receivable, less allowance for doubtful accounts of $728,000 and
       $749,000 at March 31, 2004 and December 31, 2003, respectively.........             22,003,000        23,941,000
   Unbilled services..........................................................              6,796,000         7,298,000
   Prepaid income taxes.......................................................                243,000           230,000
   Deferred tax assets........................................................              1,041,000         1,041,000
   Other current assets.......................................................              2,769,000         3,441,000
                                                                                      ---------------    --------------
           Total current assets...............................................             35,790,000        37,824,000
   Property and equipment, net................................................              3,701,000         3,854,000
   Deferred tax assets........................................................                917,000           917,000
   Other assets...............................................................              2,477,000         1,893,000
                                                                                      ---------------    --------------
                                                                                      $    42,885,000    $   44,488,000
                                                                                      ===============    ==============

                      Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable...........................................................        $     2,125,000    $    5,061,000
   Accrued payroll and related taxes..........................................              9,171,000         9,110,000
   Accrued expenses and other current liabilities.............................              3,575,000         3,876,000
   Deferred revenue...........................................................              2,138,000         1,920,000
   Income taxes payable.......................................................                809,000           459,000
   Current portion of long-term debt and obligations under capital leases.....              7,881,000         8,497,000
                                                                                      ---------------    --------------
            Total current liabilities.........................................             25,699,000        28,923,000
                                                                                      ---------------    --------------
Obligations under capital leases, less current portion........................                256,000           256,000
Other long-term liabilities...................................................                830,000           893,000
                                                                                      ---------------    --------------
            Total long-term liabilities.......................................              1,086,000         1,149,000
                                                                                      ---------------    --------------

Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or
       outstanding............................................................                     --                --
   Common stock, $.01 par value, 25,000,000 shares authorized, 17,379,000 and
       16,987,000 shares issued and outstanding at March 31, 2004 and December
       31, 2003, respectively.................................................                174,000           170,000
   Additional paid-in capital.................................................             43,350,000        42,190,000
   Accumulated deficit........................................................            (25,274,000)      (25,553,000)
   Accumulated other comprehensive loss.......................................             (2,150,000)       (2,391,000)
                                                                                      ---------------    --------------
         Total shareholders' equity ..........................................             16,100,000        14,416,000
                                                                                      ---------------    --------------
                                                                                      $    42,885,000    $   44,488,000
                                                                                      ===============    ==============

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                                                            Three Months Ended March 31,
                                                                                             2004                2003
                                                                                       -----------------    ----------------
  Revenue .......................................................................       $     30,848,000    $     27,235,000
  Cost of sales .................................................................             21,158,000          19,309,000
                                                                                        ----------------    ----------------
     Gross profit ...............................................................              9,690,000           7,926,000
                                                                                        ----------------    ----------------
  Selling, general and administrative expenses ..................................              8,181,000           6,868,000
  Depreciation and amortization..................................................                469,000             699,000
SeraNova receivable impairment and other charges ................................                     --           5,060,000
Proxy contest charges ...........................................................                     --             297,000
                                                                                        ----------------    ----------------
     Total operating expenses ...................................................              8,650,000          12,924,000
                                                                                        ----------------    ----------------
     Operating income (loss) ....................................................              1,040,000          (4,998,000)
  Interest income ...............................................................                 17,000              13,000
  Interest expense ..............................................................               (106,000)           (108,000)
  Other expense..................................................................               (405,000)            (49,000)
                                                                                        -----------------   ----------------
Income (loss) from continuing operations before income tax provision ............                546,000          (5,142,000)
Income tax provision ............................................................                267,000              75,000
                                                                                        ----------------    ----------------
Income (loss) from continuing operations ........................................                279,000          (5,217,000)
Loss from discontinued operations (including loss on sale of $0 and $1,706,000,
     respectively), net of tax provision of $0 and 15,000, respectively .........                     --          (2,134,000)
                                                                                        ----------------    ----------------
Net income (loss) ...............................................................       $        279,000    $     (7,351,000)
                                                                                        ================    ================

  Earnings (loss) per share:
  Basic income (loss) per share:
    Income (loss) per share from continuing operations ..........................       $          0.02     $         (0.31)
    Loss per share from discontinued operations .................................                    --               (0.13)
                                                                                        ----------------    ----------------
        Net income (loss) per share..............................................       $          0.02     $         (0.44)
                                                                                        ================    =================
    Weighted average number of common shares - basic ............................             17,184,000          16,630,000
                                                                                        ================    =================

  Diluted income (loss) per share:
    Income (loss) per share from continuing operations ..........................       $          0.01     $         (0.31)
    Loss per share from discontinued operations .................................                    --               (0.13)
                                                                                        ----------------    ----------------
        Net income (loss) per share..............................................       $          0.01     $         (0.44)
                                                                                        ================    =================
    Weighted average number of common shares - diluted ..........................             19,126,000          16,630,000
                                                                                        ================    =================

  Comprehensive Income (Loss)
  Net income (loss) .............................................................       $        279,000    $     (7,351,000)
  Other comprehensive income -
       Currency translation adjustments .........................................                241,000           1,466,000
                                                                                        ----------------    ----------------
  Comprehensive income (loss) ...................................................       $        520,000    $     (5,885,000)
                                                                                        ================    =================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2004                2003
                                                                                           ----                ----
Cash flows from operating activities:
   Net income (loss).......................................................        $     279,000       $  (7,351,000)
   Less: loss from discontinued operations, net of tax.....................                   --          (2,134,000)
                                                                                   -------------       -------------
   Income (loss) from continuing operations................................              279,000          (5,217,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
       Depreciation and amortization.......................................              583,000             880,000
       Provision for doubtful accounts.....................................              186,000               8,000
       SeraNova receivable impairment and other charges....................                   --           5,060,000
       Deferred income taxes...............................................                   --              (1,000)
   Changes in operating assets and liabilities:
     Accounts receivable...................................................            1,752,000            (280,000)
     Unbilled services.....................................................              502,000           1,091,000
     Prepaid income taxes..................................................              (13,000)            107,000
     Other current assets..................................................              672,000             (59,000)
     Other assets..........................................................             (584,000)            (27,000)
     Accounts payable......................................................           (2,936,000)         (1,178,000)
     Accrued payroll and related taxes.....................................               61,000           1,232,000
     Accrued expenses and other liabilities................................             (301,000)           (194,000)
     Accrued restructuring charges.........................................                   --             (55,000)
     Deferred revenue......................................................              218,000            (230,000)
     Income taxes payable..................................................              350,000              38,000
                                                                                   -------------       -------------
   Net cash provided by operating activities of continuing operations......              769,000           1,175,000
                                                                                   -------------       -------------

Cash flows from investing activities:
     Purchase of equipment ................................................             (430,000)           (384,000)
                                                                                   -------------       -------------
   Net cash used in investing activities of continuing operations..........             (430,000)           (384,000)
                                                                                   -------------       -------------

Cash flows from financing activities:
     Principal payments under capital leases...............................               (4,000)           (108,000)
     Proceeds from exercise of stock options...............................            1,164,000                  --
     Other repayments......................................................              (63,000)            (94,000)
     Net change in line of credit borrowings...............................             (612,000)           (216,000)
                                                                                   -------------       -------------
  Net cash provided by (used in) financing activities of continuing operations           485,000            (418,000)
                                                                                   -------------       -------------
  Effect of foreign currency exchange rate changes on cash.................              241,000           1,466,000
                                                                                   -------------       -------------
Net increase in cash and cash equivalents from continuing operations ......            1,065,000           1,839,000
Net decrease in cash and cash equivalents from discontinued operations ....                   --            (746,000)
                                                                                   -------------       -------------
Net increase in cash and cash equivalents .................................            1,065,000           1,093,000
Cash and cash equivalents at beginning of period...........................            1,873,000           1,163,000
                                                                                   -------------       -------------
Cash and cash equivalents at end of period.................................        $   2,938,000       $   2,256,000
                                                                                   =============       =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes..............................................        $      94,000       $          --
                                                                                   =============       =============
   Cash paid for interest..................................................        $     106,000       $     108,000
                                                                                   =============       =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTELLIGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The consolidated financial statements and accompanying financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's December 31, 2003 consolidated financial statements.

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

         Certain prior period amounts have been reclassified to conform to the 2004 presentation.

Note 2 - Stock-Based Compensation

         Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. Stock-based compensation issued to non-employees is valued using the fair value method.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based-method of accounting for stock-based employee compensation ("Transition Provisions"). In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("Disclosure Provisions"). The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the Transition Provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the Disclosure Provisions of SFAS No. 148; however, the Company will continue to apply the intrinsic value method under APB Opinion No. 25.

         For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair market value method under SFAS No. 123 had been applied:

                                                                              For the Three Months Ended March 31,
                                                                                  2004                   2003
                                                                              ------------          -------------
Net income (loss), as reported......................................          $    279,000          $  (7,351,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax
effects.............................................................              (436,000)              (199,000)
                                                                              ------------          -------------
Pro forma net loss..................................................          $   (157,000)         $  (7,550,000)
                                                                              ============          =============

Basic earnings (loss) per share:
     as reported....................................................          $       0.02          $       (0.44)
                                                                              ============          =============
     pro forma......................................................          $      (0.01)         $       (0.45)
                                                                              ============          =============
Diluted earnings (loss) per share:
     as reported....................................................          $       0.01          $       (0.44)
                                                                              ============          =============
     pro forma......................................................          $      (0.01)         $       (0.45)
                                                                              ============          =============

         The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 109% and 109%, risk-free interest rate of 1.84% and 1.72% and expected lives of 2.5 years and
2.3 years, for the three months ended March 31, 2004 and 2003, respectively.

Note 3 - Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing net income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options, if applicable. The computation of basic earnings (loss) per share and diluted earnings (loss) per share are as follows:

                                                                             For the Three Months Ended March 31,
                                                                            -------------------------------------
                                                                                  2004                   2003
                                                                            ---------------        --------------
Income (loss) from continuing operations............................        $       279,000        $   (5,217,000)
Loss from discontinued operations...................................                     --            (2,134,000)
                                                                            ---------------        --------------
Net income (loss)...................................................        $       279,000        $   (7,351,000)
                                                                            ===============        ==============
Basic earnings (loss) per share:
   Weighted average number of common shares - basic.................             17,184,000            16,630,000
                                                                            ---------------        --------------
   Basic income (loss) per share from continuing operations.........        $          0.02        $        (0.31)
   Basic loss per share from discontinued operations................                     --                 (0.13)
                                                                            ---------------        --------------
   Basic net income (loss) per share................................        $          0.02        $        (0.44)
                                                                            ===============        ==============

Diluted earnings (loss) per share:
   Weighted average number of common shares - diluted ..............             19,126,000            16,630,000
                                                                            ---------------        --------------
   Diluted income (loss) per share from continuing operations.......        $          0.01        $        (0.31)
   Diluted loss per share from discontinued operations..............                     --                 (0.13)
                                                                            ---------------        --------------
   Diluted net income (loss) per share..............................        $          0.01        $        (0.44)
                                                                            ===============        ==============

         For the three months ended March 31, 2004, 252,000 options to purchase shares of common stock were not included in the computation of diluted income per share because the options' exercise price was greater than the average market price. For the three months ended March 31, 2003, 1,917,000 options to purchase shares of common stock were not included in the computation of diluted net loss per share due to the net loss position and their antidilutive effect.

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

         As of March 31, 2004, the Company had outstanding borrowings under the credit facility of $7,676,000. The Company estimates undrawn availability under the credit facility to be $6,808,000 as of March 31, 2004. As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8,288,000. The Company was in compliance with all covenants as of March 31, 2004.

         As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15,000,000, and (3) a waiver of the covenant defaults existing as of March 31, 2003.

         As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In October 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, a waiver of the covenant default existing as of June 30, 2003.

         The Company was not in compliance with the unconsolidated net worth covenant as of December 31, 2003. In March 2004, the Company finalized with the Bank the terms of a waiver of such default.

         Interest expense on debt and obligations under capital leases was $106,000 and $108,000 for the three months ended March 31, 2004 and 2003 respectively.

Note 5 - Discontinued Operations

         The Company did not report any discontinued operations for the three-month period ended March 31, 2004.

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months, commencing April 2003. In March 2004, the Company agreed to renegotiate the original payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004. The Company has received a total of $375,000 from Soltius toward the note balance as of March 31, 2004.

         The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as of March 31, 2003. Accordingly, the results of operations and cash flows of the Former Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows. The net operating results and net cash flows of the Former Subsidiaries have been reported as discontinued operations.

         Summarized financial information for the discontinued operations of the Former Subsidiaries is as follows:

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                                     2003
                                                                 -------------
Revenue......................................................    $ 1,691,000
Pre-tax loss.................................................       (413,000)
Income tax provision.........................................         15,000
Loss from discontinued operations, excluding loss on sale....       (428,000)

         Additionally, the Company reported a loss on the sale of the Former Subsidiaries of $1,706,000, net of tax provision of $0, for the three months ended March 31, 2003.

Note 6 - SeraNova

         As noted in the table below, as of March 31, 2004, $912,000 of liabilities remain on the consolidated balance sheet related to certain obligations and guarantees of SeraNova, Inc. ("SeraNova"), a subsidiary the Company spun off in a tax-free distribution to shareholders on July 5, 2000. Of this liability, $580,000 was included in other long-term liabilities and is expected to be paid out through 2008. The remaining $332,000 is included within accrued expenses and other current liabilities. There were no charges to earnings related to SeraNova for the three month period ended March 31, 2004, and management believes that there are no remaining contingent obligations.

         On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

         SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova, Silverline Technologies, Inc. and Silverline Technologies Limited, which acquired SeraNova in March 2001 (collectively, the "SeraNova Group"). As of such date, SeraNova was obligated to pay to the Company the remaining amount of principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On April 17, 2003, the Court granted partial summary judgment. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. In February 2004, the Company moved for entry of default judgment against Silverline Technologies Limited.

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

         The Company recorded $5,060,000 of additional charges associated with the Note and certain other related issues during the three months ended March 31, 2003. These charges included an additional impairment charge of $4,000,000 related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

                                                             Write-Off
                                           Write-Down of     of Other          Lease        Legal and
                                          Note Receivable   Receivables     Obligations       Other
                                            - SeraNova      - SeraNova    and Settlements    Charges        Total
                                          ---------------- -------------- ---------------- ------------- -------------
Charges to operations during 2002.....    $   5,140,000    $  1,257,000   $   1,501,000    $    464,000  $  8,362,000
Costs paid during 2002................               --              --        (361,000)       (318,000)     (679,000)
Non-cash items........................       (5,140,000)     (1,257,000)             --              --    (6,397,000)
                                          -------------    ------------   -------------    ------------  ------------
Accrued costs as of December 31, 2002.               --              --       1,140,000         146,000     1,286,000

Charges to operations during 2003.....        4,000,000              --         795,000         265,000     5,060,000
Costs paid during 2003................               --              --      (1,060,000)       (265,000)   (1,325,000)
Non-cash items........................       (4,000,000)             --              --              --    (4,000,000)
                                          -------------    ------------   -------------    ------------  ------------
Accrued costs as of December 31, 2003.               --              --         875,000         146,000     1,021,000
Costs paid during 2004................               --              --        (109,000)             --      (109,000)
                                          -------------    ------------   --------------   ------------  ------------

Accrued costs as of March 31, 2004....    $          --    $         --   $     766,000    $    146,000  $    912,000
                                          =============    ============   =============    ============  ============

Note 7 - Restructuring and Other Special Charges

         There were no restructuring or special charges for the three-month period ended March 31, 2004. Activity in accrued costs for restructuring and other special charges is as follows:

                                                 Severance and         Asset
                                                 Related Costs      Impairments        Exit Costs          Total
                                                --------------   --------------     -------------     ------------
Accrued costs as of December 31, 1999.....      $      865,000     $         --      $     84,000     $    949,000

Costs paid during 2000....................            (608,000)              --                --         (608,000)
                                                --------------     ------------      ------------     ------------
Accrued costs as of December 31, 2000.....             257,000               --            84,000          341,000

Charges to operations during 2001.........             530,000       10,999,000         1,732,000       13,261,000
Costs paid during 2001....................            (402,000)              --          (172,000)        (574,000)
Non-cash utilization during 2001..........                  --      (10,999,000)       (1,177,000)     (12,176,000)
                                                --------------      -----------      ------------     ------------
Accrued costs as of December 31, 2001.....             385,000               --           467,000          852,000

Charges to operations during 2002.........              30,000               --                --           30,000
Costs paid during 2002....................            (326,000)              --          (384,000)        (710,000)
                                                --------------     ------------      ------------     ------------
Accrued costs as of December 31, 2002.....              89,000               --            83,000          172,000

Costs paid during 2003....................             (89,000)              --            (6,000)         (95,000)
                                                --------------     ------------      ------------     ------------
Accrued costs as of December 31, 2003.....                  --               --            77,000           77,000

Costs paid during 2004....................                  --               --                --               --
                                                --------------     ------------      ------------     ------------
Accrued costs as of March 31, 2004........      $           --     $         --      $     77,000     $     77,000
                                                ==============     ============      ============     ============

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

         o Europe - includes the operations of the Company in Denmark and the United Kingdom. The European headquarters are located in Milton Keynes, United Kingdom; and

         o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

         Accordingly, the Company's operating results and financial position for its continuing operations are presented in the following geographic segments for the three months ended March 31, 2004 and 2003.

                                    United States        India           Europe            Japan               Total
                                    -------------    ------------     ------------       ----------       -------------
Three Months Ended March 31, 2004
---------------------------------
Revenue.......................      $ 23,592,000     $  4,319,000     $  2,090,000       $  847,000       $  30,848,000
Depreciation & amortization...           295,000          145,000           25,000            4,000             469,000  (1)
Operating income..............           102,000          664,000          193,000           81,000           1,040,000
Total assets..................        30,962,000        7,254,000        3,370,000        1,299,000          42,885,000

Three Months Ended March 31, 2003
---------------------------------
Revenue.......................      $ 21,349,000     $  3,487,000     $  1,481,000       $  918,000       $  27,235,000
Depreciation & amortization...           451,000          204,000           36,000            8,000             699,000  (2)
Operating income (loss).......        (5,549,000)         493,000           (3,000)          61,000          (4,998,000) (3)
Total assets..................        25,453,000        7,556,000        2,032,000        1,767,000          36,808,000


(1) Excludes $114,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2004.
(2) Excludes $181,000 of depreciation and amortization included in cost of sales for the three months ended March 31, 2003.
(3) Includes $5,060,000 of SeraNova receivable impairment and other charges and $297,000 of proxy contest charges for the three months ended March 31, 2003.

       Included above are application management and support revenues of $12,872,000 and $6,765,000 for the three months ended March 31, 2004 and 2003, respectively. The majority of the Company's corporate overhead costs have been incurred and reported within the operating results of the United States for all periods presented. Such corporate overhead costs have not been allocated to the other geographic segments.

Note 9 - Contingencies

Guarantee of SeraNova Debt

         By letter dated May 12, 2003, Zions First National Bank ("Zions") informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $535,608 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions. Accordingly, the Company recorded a $474,000 charge in the SeraNova receivable impairment and other charges line item for the three months ended September 30, 2003 to cover the settlement amount of $430,000 plus related legal costs of $44,000. The settlement amount was paid out in installments through January 2004.

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

Tax Contingency in India

         The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2002. The assessments total approximately 42 million rupees, or $950,000. The Company has paid approximately 30 million rupees, or $675,000, to the Indian tax authority under protest. Management, after consultation with its advisors, believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of March 31, 2004. If the Company were not successful with its appeals, which were filed in 2001, 2002 and 2004, a future charge of approximately $950,000 would be recorded and reflected in the Company's consolidated statement of operations.

Proxy Contest

         During the three months ended March 31, 2003, the Company incurred $297,000 of charges related to the contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). The Proxy Contest resulted from a shareholder of the Company ("Mr. Pandey") launching a proxy contest to take control of the Company's Board of Directors. However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003.

Other Legal Matters

         The Company is engaged in other legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10 - Related Party Transaction

         Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company is an owner (the "Owner") of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd., a 99.8% owned and wholly-controlled subsidiary of the Company and the Owner executed a memorandum of understanding (the "MOA") relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property to the Company for certain of the Company's India operations. The MOA provides for, among other things, a minimum lease period of three years with a renewal option for an additional three years and monthly payments of approximately $45,500 per month. A deposit in the amount of approximately $326,087 was paid to the Owner in October 2003, with an additional deposit of approximately $371,629 to be paid to the Owner when the premises are handed over to Intelligroup. Prior to the execution of the MOA, the Company's Board of Directors determined that the terms and conditions set forth in the MOA were no less favorable to the Company than could be obtained from unrelated third parties.

Note 11 - New Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN No. 46 and issued FIN No. 46R (revised December
2003). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation was effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation had no impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the consolidated financial statements included on this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

         In this Section, the Company will discuss the following: (1) a comparison of consolidated results of operations period-to-period; (2) a comparison of results of operations by business segment; (3) liquidity and capital resources; (4) contractual and commercial obligations; and (5) recently issued accounting standards.

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

         Fixed Price Projects

         The Company has provided services on certain projects in which it, at the request of the clients, offered a fixed price for its services. For the three months ended March 31, 2004 and 2003, revenues derived from projects under fixed price contracts represented approximately 38% and 43%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during the three months ended March 31, 2004 or 2003. The Company believes that, as it pursues its strategy of providing application management services to customers, the percentage of revenue associated with fixed price projects may increase. The Company believes that there are certain risks related to fixed price arrangements and thus the Company endeavors to price such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Customer Concentration

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2004 and 2003, the Company's ten largest customers accounted for, in the aggregate, approximately 48% and 49%, respectively, of total revenue. For the three months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of revenue.

         For the three months ended March 31, 2004 and 2003, 15% and 18%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

         Software Partners

         For the three months ended March 31, 2004 and 2003, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle:

                                               Percentage of Revenue
                                    -------------------------------------------
                                    Three Months Ended       Three Months Ended
                                      March 31, 2004           March 31, 2003
                                    ------------------       ------------------
          SAP..................            65%                        62%
          PeopleSoft...........            27%                        22%
          Oracle...............             2%                         7%

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

         Expenses

         The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and other payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

         Proxy Contest and SeraNova Charges

         The Company did not incur any additional charges related to the Proxy Contest or SeraNova in the three-month period ending March 31, 2004.

         During the three months ended March 31, 2003, the Company incurred charges related to the (a) Proxy Contest and (b) SeraNova Receivable. The Company does not anticipate incurring any future charges related to either the Proxy Contest or the SeraNova Receivable.

         (a) Proxy Contest. During the three months ended March 31, 2003, the Company incurred $297,000 of charges related to a proxy contest launched by Ashok Pandey to take control of the Company's Board of Directors (the "Proxy Contest"). On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement resolving, among other things, certain litigation matters relating the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. The Company also incurred material costs related to defending the Company in the Proxy Contest. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

         (b) SeraNova Receivable. During the three months ended March 31, 2003, the Company recorded $5.1 million of additional charges related to an unsecured promissory note, project contract and a Space Sharing Agreement, under the terms of which SeraNova owes the Company approximately $13.9 million, including related legal costs. The Company has aggressively pursued its legal options to obtain payment. However, based on SeraNova's liquidity issues and subsequent filing of Chapter 7 Bankruptcy in August 2003, the Company does not anticipate recovering payment from SeraNova. Thus, including the charges recorded in the three months ended March 31, 2003, the Company has recorded $13.9 million in cumulative charges related to this matter. For further detail please refer to
Note 6 in Part 1, Item 1above.

         Tax Assessment of Indian Subsidiary

         The Company may record future charges related to tax assessments received by the Company's Indian Subsidiary. The Company is currently appealing the tax assessments received by the Company's Indian Subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company's appeals are not successful, future charges of approximately $950,000 would be recorded and reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). For further detail please refer to Note 9 in Part 1, Item 1.

         Discontinued Operations

         On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd., a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months, commencing April 2003. In March 2004, the Company agreed to renegotiate the original payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004. The Company has received a total of $375,000 from Soltius toward the note balance as of March 31, 2004.

         The Consolidated Financial Statements of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as of March 31, 2003. Accordingly, the results of operations and cash flows of the Former Subsidiaries prior to April 2, 2003 have been segregated in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows. The net operating results and net cash flows of the Former Subsidiaries have been reported as discontinued operations.


Application of Critical Accounting Policies

         The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift more of its focus towards the management and support of customers' enterprise applications. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o the continued uncertainty of the outsourcing market and revenues derived from anticipated application management and support business;

     o the Company's ability to attract and retain a sufficient number of highly skilled employees in the future;

     o the Company's limited operating history within the outsourcing line of business;

     o the uncertainty in attracting and retaining customers given the Company's historical financial condition;

     o the continued uncertainty associated with the recent slowdown in economies worldwide, including its impact on IT spending habits by customers;

     o the uncertainty associated with the Company's liquidity condition and the ability for the Company to fund its ongoing operation and growth;

     o the competition for employees in India causing increasing compensation for the Company's employees and prospective employees;

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

     o increased competition in the industry may cause a decrease in the Company's billing and employee utilization rates for the Company;

     o the uncertainty relating to worldwide currency exchange rates particularly in regard to the Indian rupee, U.S. Dollar, the Euro, British Pound and Japanese Yen, and the effect that fluctuations in such exchange rates may have on the Company's quarterly and/or annual financial results;

     o the Company's ability to manage its business effectively, which will require the Company (a) to continue developing and improving its operational, financial and other internal systems and controls, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to continue to maintain high rates of employee utilization at profitable billing rates, (d) to successfully transition certain operations and executive functions; (e) to successfully integrate the personnel and businesses acquired by the Company, and (f) to maintain project quality, particularly if the size and scope of the Company's projects increase;

     o   the potential for future legislation regulating or taxing outsourcing;

     o the Company's reliance on continued relationships with SAP America, Oracle and PeopleSoft, and the Company's present partnership status;

     o   the Company's substantial reliance on key customers and large projects;

     o the Company's ability to manage fixed price projects effectively and efficiently;

     o the potential for significant claims against the Company relating to its professional services from customers or otherwise and the inability of the Company to adequately mitigate the risk of such potential claims;

     o the highly competitive nature of the markets for the Company's services;

     o the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences;

     o the Company's reliance on the continued services of its key executive officers and leading technical personnel;

     o the continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India's continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to the Company's business model;

     o   the Company's ability to protect its intellectual property rights;

     o the Company's ability to maintain certain criteria as required for continued listing by the Nasdaq National Market;

     o uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues including, but not limited to, accounting, corporate governance, immigration and taxation matters; and

     o the potential that the Company may bear the tax liability if the SeraNova spin-off shall ultimately be construed as taxable and SeraNova/Silverline is unwilling or unable to pay the resulting tax liability in accordance with the terms of the Tax Sharing Agreement between SeraNova/Silverline and the Company. For more information please refer to Note 9 of the notes to the consolidated financial statements of the Company included in Part I, Item 1 of this Report.

         As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

Results of Operations - Consolidated

         The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                                    Percentage of Revenue
                                                                            -----------------------------------
                                                                                Three Months Ended March 31,
                                                                            -----------------------------------
                                                                               2004                      2003
                                                                            ---------                 ---------
Revenue..........................................................               100.0%                    100.0%
Cost of sales....................................................                68.6                      70.9
                                                                            ---------                 ---------
     Gross profit................................................                31.4                      29.1
Selling, general and administrative expenses.....................                26.5                      25.2
Depreciation and amortization....................................                 1.5                       2.6
SeraNova receivable impairment and other charges.................                  --                      18.6
Proxy contest charges............................................                  --                       1.1
                                                                            ---------                 ---------
     Total operating expenses....................................                28.0                      47.5
                                                                            ---------                 ---------
     Operating income (loss).....................................                 3.4                     (18.4)
Interest income..................................................                 0.0                       0.0
Interest expense.................................................                (0.3)                     (0.4)
Other expense....................................................                (1.3)                     (0.1)
                                                                            ---------                 ---------
Income (loss) from continuing operations before income tax provision
                                                                                  1.8                     (18.9)
Income tax provision.............................................                 0.9                       0.3
                                                                            ---------                 ---------
Income (loss) from continuing operations.........................                 0.9                     (19.2)
Loss from discontinued operations, net of tax expense
    (including loss on disposal in 2003).........................                  --                      (7.8)
                                                                            ---------                 ---------
Net income (loss)................................................                 0.9%                    (27.0)%
                                                                            =========                 =========

         Three months ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         The following discussion compares the consolidated results for the three months ended March 31, 2004 and the three months ended March 31, 2003.

         Revenue. Total revenue increased by 13.3%, or $3.6 million, from $27.2 million for the three months ended March 31, 2003, to $30.8 million for the three months ended March 31, 2004. The increase in revenues was attributable primarily to increased demand for the Company's application management and support services, as many Fortune 1000 companies continue to look to reduce their total cost of ownership of supporting their enterprise resources applications. First quarter 2004 application management revenues grew to $12.9 million, or 41.7% of total revenue, compared to $6.8 million, or 24.8% of total revenue, for the comparable period of 2003. This improvement results from efforts to focus sales and marketing activities around application management services, which typically generate longer-term, more predictable revenue streams. Accordingly, the Company's 12-month revenue backlog has increased to $56.6 million as of March 31, 2004. Management expects revenues to grow over the next couple of quarters as it capitalizes on some large projects that commenced in the later part of the first quarter of 2004.

         In total, the change in revenue reflects revenue growth generated throughout the United States ("US") (an increase of $2.2 million), India (an increase of $833,000) and Europe (an increase of $609,000). The US and India accounted for 76.5% and 14.0% of total first quarter 2004 revenues, respectively, while Europe and Japan account for the remaining 9.5%. In the first quarter of 2003, the US and India accounted for 78.4% and 12.8% of total revenues, while Europe and Japan accounted for 8.8%.

         SAP revenues continue to be the most significant piece of the Company's business, accounting for 65.3% of total first quarter 2004 revenues. Further SAP revenues for the first quarter 2004 grew 19.9% over the corresponding quarter of 2003. First quarter 2004 PeopleSoft revenues grew 42.8% over the comparable quarter in 2003 and now account for 27.4% of total revenues. The growth in SAP and PeopleSoft revenue reflects stronger partnership relationships.

         Cost of sales and gross profit. The Company's cost of sales primarily includes the cost of salaries to consultants and related employee benefits and payroll taxes. The Company's cost of sales increased by 9.6%, or $1.9 million, from $19.3 million for the three months ended March 31, 2003, to $21.2 million for the three months ended March 31, 2004. The Company's gross profit increased by 22.3%, or $1.8 million, from $7.9 million for the three months ended March 31, 2003, to $9.7 million for the three months ended March 31, 2004. The increase in cost of sales and gross profit results from the increase in revenue. Gross margin increased to 31.4% for the three months ended March 31, 2004, from 29.1% for the three months ended March 31, 2003. The improvement in gross margin results from higher average billing rates in the US and stronger utilization rates in India. Management expects there to be some incremental improvement in gross margins over the balance of the year as a result of improved billing and utilization rates. Billing and utilization rates are expected to improve with the commencement of certain large projects towards the end of the first quarter.

         Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 19.1% or $1.3 million, to $8.2 million for the three months ended March 31, 2004, from $6.9 million for the three months ended March 31, 2003, and increased as a percentage of revenue to 26.5% from 25.2%, respectively. The increase in selling, general and administrative expenses, in absolute dollars, was related primarily to discretionary sales and marketing expenditures, which vary in proportion to changes in revenue, along with additions to the management team. The Company continues to manage and aggressively curtail discretionary expenditures.

         Depreciation and amortization. Depreciation and amortization expenses decreased to $469,000 for the three months ended March 31, 2004, compared to $699,000 for the three months ended March 31, 2003. The decrease was primarily due to certain fixed assets becoming fully depreciated subsequent to March 31, 2003. Depreciation and amortization expenses are expected to increase over the next couple of quarters as a result of purchasing furniture, fixtures and computer-related equipment in conjunction with the expected increase in employee headcount.

         SeraNova receivable impairment and other charges. During the three months ended March 31, 2003, the Company incurred approximately $5.1 million of charges associated with the note receivable from SeraNova and certain other related issues. These charges included an impairment charge of $4.0 million related to the note, approximately $321,000 related to other assets, approximately $424,000 in costs required to exit certain lease obligations and $315,000 in legal fees. The Company has determined that due to the apparent financial condition of SeraNova, Silverline and Silverline Technologies, Inc. (collectively, the "SeraNova Group"), and the Chapter 7 bankruptcy filings by SeraNova and Silverline Technologies, Inc., that recovery of this asset is not probable.

         Proxy contest charges. During the three months ended March 31, 2003, the Company incurred $297,000 in legal fees and other charges related to the Company's contested 2002 Annual Meeting of Shareholders ("Proxy Contest"). However, on August 7, 2003, the Company and Mr. Pandey executed a settlement agreement relating to, among other things, the litigation matters including the Proxy Contest. As part of the settlement agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. The charge was taken in the third quarter of 2003. Since the Proxy Contest was successfully resolved, the Company does not anticipate incurring any future material charges related to the Proxy Contest.

         Interest income. The Company earned $17,000 in interest income during the three months ended March 31, 2004, compared with $13,000 during the three months ended March 31, 2003. The increase in interest income is related primarily to certain interest-bearing bank accounts.

         Interest expense. The Company incurred $106,000 and $108,000 in interest expense during the three months ended March 31, 2004 and 2003, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the proxy contest.

         Other expense. Other expense results primarily from realized losses associated with changes in foreign currency exchange rates. The Company reported other expense of $405,000 during the three months ended March 31, 2004, compared with other expense of $49,000 during the three months ended March 31, 2003. The large amount of other expense incurred during the first quarter of 2004 was related primarily to a foreign currency loss recognized by the Company's subsidiary in India, as a result of the strengthening of the US dollar versus the Indian rupee.

         Provision for income taxes. The Company's effective tax rate was 48.9% for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company recorded a $75,000 tax provision despite a large operating loss. The large provision for income taxes for these two periods results from taxable income in certain jurisdictions (primarily Puerto Rico) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily the US). The Company's net deferred tax asset as of March 31, 2004 relates primarily to the US operations. Based on anticipated profitability in the near future, management believes it is more likely than not, that the net deferred tax asset of $2.0 million will be realized.

         In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services was restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For the three months ended March 31, 2004 and 2003, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

         The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2002. The assessments are for approximately 42 million rupees, or $950,000. The Company has paid approximately 30 million rupees, or $675,000, to the Indian tax authority under protest. After consultation with its advisors, management believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of March 31, 2004. If the Company were not successful with its appeals, which were filed in 2001, 2002 and 2004, a future charge of approximately $950,000 would be recorded and reflected in the Company's consolidated statement of operations.

Results of Operations by Business Segment

         The Company operates in one industry, information technology solutions and services.

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented. The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

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

         o Europe - includes the operations of the Company in Denmark and the United Kingdom. The European headquarters are located in Milton Keynes, United Kingdom; and

         o Japan - includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

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

         Three months Ended March 31, 2004 Compared to Three months Ended March 31, 2003

         The following discussion compares the segment results for the three months ended March 31, 2004 and the three months ended March 31, 2003.

         Revenue. The following table displays revenues by reportable segment (in thousands).

                                                            Three Months Ended March 31,
                                               --------------------------------------------------------
                                                           2004                            2003
                                               ----------------------------    ------------------------
                                                                 Percentage                  Percentage
                                                   Dollars        of Total        Dollars     of Total
                                               ------------      ----------    -----------   ----------
United States..............................    $    23,592         76.5%       $    21,349      78.4%
India......................................          4,319         14.0              3,487      12.8
Europe.....................................          2,090          6.8              1,481       5.4
Japan......................................            847          2.7                918       3.4
                                               ------------      ----------    -----------   ----------
Total......................................    $    30,848        100.0%       $    27,235     100.0%
                                               ============      ==========    ===========   ==========

         US revenue increased by 10.5%, or $2.3 million, from $21.3 million for the three months ended March 31, 2003, to $23.6 million for the three months ended March 31, 2004. The increase was attributable primarily to increased demand for the Company's application management service offerings. This improvement results from the focused sales and marketing activities around application management services.

         India revenue increased by 23.9%, or $832,000, from $3.5 million for the three months ended March 31, 2003, to $4.3 million for the three months ended March 31, 2004. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States.

         Europe revenue increased by 41.1%, or $609,000, from $1.5 million for the three months ended March 31, 2003, to $2.1 million for the three months ended March 31, 2004. The increase was attributable primarily to the Company's operations in the Denmark (an increase of $572,000). The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company.

         Japan revenue decreased by 7.7% or $71,000, from $918,000 for the three months ended March 31, 2003, to $847,000 for the three months ended March 31, 2004. The decrease was due primarily to slightly lower demand for the Company's consulting services within the local SAP market.

         Operating Income (Loss). The following table displays operating income
(loss) by reportable segment (in thousands).

                                                                          Three Months Ended March 31,
                                                                      ------------------------------------
                                                                        2004                       2003
                                                                      ---------                  ---------
United States...........................................              $     102                  $  (5,549)
India...................................................                    664                        493
Europe..................................................                    193                         (3)
Japan...................................................                     81                         61
                                                                      ---------                  ---------
Total...................................................              $   1,040                  $  (4,998)
                                                                      =========                  =========

         US operating performance improved by $5.7 million, from an operating loss of $5.5 million for the three months ended March 31, 2003, to operating income of $102,000 for the three months ended March 31, 2004. The improvement in operating performance was attributable primarily to higher revenue at improved gross margin levels, partially offset by higher selling, general and administrative costs. In addition, the 2003 first quarter results included approximately $5.1 million of SeraNova receivable impairment and other charges and $297,000 of charges associated with the proxy contest.

         India operating performance increased by $171,000, from $493,000 for the three months ended March 31, 2003, to $664,000 for the three months ended March 31, 2004. The increase was attributable primarily to an increase in revenue, which was partially offset by a slight decrease in gross margins from 40.5% in the first quarter of 2003 to 39.9% in the same period of 2004.

         Europe operating performance improved by $196,000, from an operating loss of $3,000 for the three months ended March 31, 2003, to operating income of $193,000 for the three months ended March 31, 2004. The improvement was attributable primarily to an improvement in the operating performance of Denmark (an improvement of $121,000) and the UK (an improvement of $75,000). The improvement in Denmark results from higher utilization rates, primarily associated with the previously noted $2.0 million implementation project. The improvement in the UK results from an increase gross margins from 29.1% to 40.9%.

         Japan operating performance improved by $20,000, from operating income of $61,000 for the three months ended March 31, 2003, to operating income of $81,000 for the three months ended March 31, 2004. The slight improvement was attributable primarily an improvement in gross margin from 33.3% in the first quarter of 2003 to 40.1% in the first quarter of 2004.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $2.9 million at March 31, 2004 and $1.9 million at December 31, 2003. The Company had working capital of $10.1 million at March 31, 2004 and $8.9 million at December 31, 2003. The increase in working capital resulted primarily from operating profitably during the first three months of 2004.

         Cash provided by operating activities of continuing operations was $769,000 for the three months ended March 31, 2004, resulting primarily from operating income of $1,040,000 as noted above offset by foreign currency transaction losses of $405,000. Cash provided by operating activities of continuing operations for the three months ended March 31, 2003 was $1.2 million.

         The Company invested $430,000 and $384,000 in computer equipment, internal-use computer software and office furniture and fixtures during the three months ended March 31, 2004 and 2003, respectively. The slight increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

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

         As of March 31, 2004, the Company had outstanding borrowings under the credit facility of $7.7 million. The Company estimates undrawn availability under the credit facility to be $6.8 million as of March 31, 2004. As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8.3 million.

         As a result of the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a 3-year extension of the credit facility to May 31, 2006, (2) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, and (3) a waiver of the covenant defaults existing as of March 31, 2003.

         As a result of the charge incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In November 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, a waiver of the covenant default existing as of June 30, 2003.

         The Company was not in compliance with the unconsolidated net worth covenant as of December 31, 2003. In March 2004, the Company finalized with the Bank the terms of a waiver of such default. The Company was in compliance with all covenants as of March 31, 2004.

         On May 31, 2000, SeraNova and the Company formalized a $15.1 million unsecured promissory note (the "Note") relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus 1/2%.

         SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline. As of such date, SeraNova was obligated to pay to the Company the remaining amount of principal (approximately $9.1 million) and accrued interest (approximately $1.0 million), or an aggregate of $10.1 million. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant's counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. In February 2004, the Company moved for entry of default judgment against Silverline.

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

         The Company recorded $5.1 million of additional charges associated with the Note and certain other related issues during the three months ended March 31, 2003. These charges included an additional impairment charge of $4.0 million related to the Note, approximately $321,000 related to other assets, approximately $474,000 in costs required to exit certain lease obligations and $265,000 in legal fees. The Company has determined that due to the apparent financial condition of the SeraNova Group that recovery of the SeraNova Note is not probable.

The following table illustrates the charges related to SeraNova during 2002 and 2003, as well as cash payments, non-cash charges and remaining liability as of December 31, 2002 and 2003:


                                                             Write-Off
                                           Write-Down of     of Other          Lease        Legal and
                                          Note Receivable   Receivables     Obligations       Other
                                            - SeraNova      - SeraNova    and Settlements    Charges        Total
                                          ---------------- -------------- ---------------- ------------- -------------
Charges to operations during 2002.....    $   5,140,000    $  1,257,000   $   1,501,000    $    464,000  $  8,362,000
Costs paid during 2002................               --              --        (361,000)       (318,000)     (679,000)
Non-cash items........................       (5,140,000)     (1,257,000)             --              --    (6,397,000)
                                          -------------    ------------   -------------    ------------  ------------
Accrued costs as of December 31, 2002.
                                                     --              --       1,140,000         146,000     1,286,000

Charges to operations during 2003.....        4,000,000              --         795,000         265,000     5,060,000
Costs paid during 2003................               --              --      (1,060,000)       (265,000)   (1,325,000)
Non-cash items........................       (4,000,000)             --              --              --    (4,000,000)
                                          -------------    ------------   -------------    ------------  ------------
Accrued costs as of December 31, 2003.
                                                     --              --         875,000         146,000     1,021,000
Costs paid during 2004................               --              --        (109,000)             --      (109,000)
                                          -------------    ------------   --------------   ------------  ------------

Accrued costs as of March 31, 2004....    $          --    $         --   $     766,000    $    146,000  $    912,000
                                          =============    ============   =============    ============  ============

         As of March 31, 2004, $912,000 of the liability remained outstanding, of which $580,000 was included in other long-term liabilities. The Company expects to pay out this liability through 2008.

Contractual Obligations and Other Commercial Commitments

         The following tables summarize the Company's contractual obligations and other commercial commitments as of March 31, 2004:

                                                                 Payments Due by Period
Description of                                         Less than           1 - 3           3 - 5         More than
Contractual Obligation                  Total            1 year            years           years           5 years
----------------------             -------------    ---------------   --------------   ------------    -------------
Revolving Credit Facility          $   7,676,000    $     7,676,000   $           --   $         --    $          --
Capital Lease Obligations                461,000            273,000          188,000                              --
                                                                                                 --
Operating Lease Obligations            6,378,000          1,905,000        3,974,000        499,000               --
Other Liabilities                      1,189,000            359,000          736,000         94,000
                                   -------------    ---------------   --------------   ------------    -------------
Total Contractual Obligations      $  15,704,000    $    10,213,000   $    4,898,000   $    593,000    $          --
                                   =============    ===============   ==============   ============    =============


         The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of March 31, 2004, the Company had outstanding borrowings under the credit facility of $7.7 million. The Company estimates undrawn availability under the credit facility to be $6.8 million as of March 31, 2004. As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8.3 million.

         The Company was not in compliance with the unconsolidated net worth covenant as of December 31, 2003. In March 2004, the Company finalized with the Bank the terms of a waiver of such default. The Company was in compliance with all covenants as of March 31, 2004.

         The Company has also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

         The Company's 2004 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. In addition, the Company may seek additional financings from time to time for general corporate purposes. Considering the cash on hand, the remaining availability under the credit facility and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

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

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN No. 46 and issued FIN No. 46R (revised December 2003). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation was effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation had no impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company cannot accurately determine the effect of inflation, currency fluctuations or interest rate changes on its revenue, sales or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company's revenues, sales and results of operations in the future. If there were a material adverse change in the relationship between European currencies and/or Asian currencies, particularly the Indian Rupee, and the United States Dollar, such change would adversely affect the results of the Company's European and/or Asian operations as reflected in the Company's financial statements. Accordingly, the significant fluctuation in the exchange rate between the Indian Rupee and the United States Dollar materially affected the results of operations in the first quarter of 2004. The Company has not previously entered into forward foreign exchange agreements to hedge its exposure with respect to its currency risk, or any other market risk sensitive instruments, but will continue to evaluate the merits of doing so in the future.

Item 4.  Controls and Procedures

         The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's President and Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company's Indian subsidiary has received assessments from the Indian taxing authority denying tax exemptions claimed for certain revenue earned during each of the fiscal years ended March 31, 1999 through March 31, 2002. The assessments are for approximately 42 million rupees, or $950,000. The Company has paid approximately 30 million rupees, or $675,000, to the Indian tax authority under protest. After consultation with its advisors, management believes the Company is entitled to the tax exemption claimed and thus has not recorded a provision for taxes relating to these items as of March 31, 2004. If the Company were not successful with its appeals, which were filed in 2001, 2002 and 2004, a future charge of approximately $950,000 would be recorded and reflected in the Company's consolidated statement of operations.

         From time to time, the Company may be party to legal or administrative proceedings arising in the ordinary course of business. Currently, there are no other pending legal or administrative proceedings, which could have a material adverse impact on the Company.

Item 5.  Other Information

         Nagarjun Valluripalli, the Chairman of the Board, President, Chief Executive Officer and a Director of the Company is an owner (the "Owner") of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd., a 99.8% owned and wholly-controlled subsidiary of the Company and the Owner executed a memorandum of understanding (the "MOA") relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property to the Company for certain of the Company's India operations. The MOA provides for, among other things, a minimum lease period of three years with a renewal option for an additional three years and monthly payments of approximately $45,500 per month. A deposit in the amount of approximately $326,087 was paid to the Owner in October 2003, with an additional deposit of approximately $371,629 to be paid to the Owner when the premises are handed over to Intelligroup. Prior to the execution of the MOA, the Company's Board of Directors determined that the terms and conditions set forth in the MOA were no less favorable to the Company than could be obtained from unrelated third parties.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification pursuant to 18 U.S.C Section 1350.

                  32.2     Certification pursuant to 18 U.S.C Section 1350.

         (b)      Reports on Form 8-K.

                  On February 12, 2004, the Company furnished a Form 8-K under Items 7 and 12, containing a copy of its earnings release for the period ending December 31, 2003 (including financial statements).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Intelligroup, Inc.


DATE: May 14, 2004             By: /s/ Nagarjun Valluripalli
                                  ----------------------------------------------
                                    Nagarjun Valluripalli,
                                    Chairman of the Board, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


DATE: May 14, 2004             By: /s/ David J. Distel
                                  ----------------------------------------------
                                    David J. Distel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)