Form 10-K
period 2004-12-31
INTELLIGROUP INC
filed 2005-10-24
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-20943

INTELLIGROUP, INC.
(Exact Name of Registrant as Specified In Its Charter)

New Jersey	11-2880025
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

499 Thornall Street, Edison, New Jersey 08837
(Address of Principal Executive Offices)	(Zip Code)

(732) 590-1600
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes:	No:

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes:	No:

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 (the last business day of the most recent second quarter) was $80,521,986 (based on the closing price as quoted on the Nasdaq Stock Market on that date). For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2005:

Class	Number of Shares

Common Stock, $.01 par value	35,102,440

Back to Contents

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe,” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis” and elsewhere in this annual report on Form 10-K.

Back to Contents

PART I

Item 1.  Business.

Restatement of Prior Period Consolidated Financial Statements

The historical financial information in this document has been restated. In September 2004, Intelligroup, Inc. (“Intelligroup” or the “Company”) discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenues, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as well as all quarterly periods beginning January 1, 2001 through the quarter ended March 31, 2004, should no longer be relied upon.

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new independent registered public accounting firm, to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004.

As a result of the adjustments identified during the restatement and re-audit process, the Company’s accumulated deficit as of March 31, 2004 increased $6.9 million from $25.3 million to $32.2 million. The adjusting entries identified during the restatement and re-audit process were extensive and affected virtually every line item of the Company’s financial statements as of each date and for each period presented. The following table presents a summary of the effects of the adjustments identified during the restatement and re-audit process on the applicable line items and the impact on the Company’s net income or loss for the periods subject to the restatement and re-audit process:

Back to Contents

	Increase (Decrease) from Previously Reported Amounts
	for the

		Quarter
	CUMULATIVE	Ended			Years Ended
	TOTAL	March 31,	Year Ended December 31,		December 31,

	Through Quarter
	ended March 31,
	2004	2004	2003	2002	2001 and prior

	(In thousands, except per share amounts)

Statement of Operations Data:	(unaudited)	(unaudited)			(unaudited)

Revenue	$(3,430)	$(312)	$(1,426)	$(198)	$(1,494)
Cost of revenue	1,803	(484)	(254)	786	1,755
Selling, general & administrative	850	254	(713)	778	531
SeraNova charges	(362)	47	(5,131)	(7,714)	12,436

Operating income (loss)	(5,721)	(129)	4,672	5,952	(16,216)

Income (loss) before income taxes and discontinued operations	(6,428)	(359)	4,038	6,445	(16,552)

Income tax provision (benefit)	761	(458)	(97)	(597)	1,913

Income (loss) from discontinued operations	252	—	1,209	55	(1,012)
Net income (loss)	$(6,938)	$99	$5,344	$7,097	$(19,477)

Income (loss) per common share – basic and diluted		$0.01	$0.32	$0.43

Balance Sheet Data:
Total assets		$(3,059)	$(3,050)	$(5,245)	$(12,583)
Total liabilities		1,804	2,313	4,687	3,839
Accumulated deficit		$(6,938)	$(7,036)	$(12,381)	$(19,477)

Back to Contents

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement and re-audit process. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement and re-audit in all material respects.

Adjustments to Revenue

Significant errors affecting revenue are as follows.

•	Adjustments in percentage-of-completion for fixed-price contracts - Through the restatement and re-audit process, the Company reviewed the accounting estimates used in its percentage of completion calculations, which determine the basis for revenue accruals for fixed price contracts. These estimates pertain to the number of man-hours required to perform services under the contract. During the course of the restatement, these estimates were replaced with the actual number of man–hours required to complete the services resulting in significant adjustments to the revenue accruals throughout the periods subject to the restatement.

•	Errors in revenue recognition under multiple-element contracts - Contracts with multiple elements (i.e., sales of services, sales of software and sale of hardware) require different methods of revenue recognition for each element. Throughout each of the periods subject to restatement, the Company applied inconsistent methods for determining revenue recognition for the individual elements of its multiple element contracts and in some cases failed to properly identify certain of its contracts as multiple element contracts and therefore did not apply the appropriate method for determining revenue recognition for such contracts. As part of the restatement, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, resulting in adjustments to revenue in each period covered by the restatement.

•	Errors related to unrecorded time entries - Revenue accruals for time and materials contracts are based on the time entries by the Company’s consultants. In situations where the employee time-sheets were not received prior to quarter end, the Company followed a practice of accruing revenue based upon the expected number of hours worked, which led to timing differences in situations where the timesheets were received in the subsequent quarters, and over accruals in situations where the timesheets were never received. As part of the restatement, the Company recorded revenue in each period based on timesheets in the Company’s records with respect to each period.

Back to Contents

•	Inter-company transaction errors - Throughout each of the periods subject to restatement, the Company failed to reconcile discrepancies in its inter-company accounts caused by timing differences between companies in recording transactions as well as failures by one party to a transaction to record the transaction at all. This led to errors in various income statement items, including revenue, as well as imbalances in the inter-company account as of each balance sheet date, which the Company erroneously reconciled using an entry in its currency translation adjustment account, which is grouped under accumulated other comprehensive loss in the balance sheet. Through the restatement and re-audit process the Company analyzed the transactions by and between the Company and its subsidiaries and reconciled the balances in its inter-company accounts for each period being restated. This reconciliation resulted in adjustments to various line items in the consolidated income statements through March 31, 2004, including revenue.

Adjustments to Cost of Revenue

Significant errors affecting cost of revenue are as follows.

•	Vacation accrual - The primary reason for the adjustments to cost of revenue in the restated financial statements related to errors in calculating vacation accruals. Throughout each of the periods subject to restatement, the Company used an estimated number of days when calculating its liability for accrued vacation. As a result, the Company under-charged its vacation accruals. As part of the restatement and re-audit process, the Company recalculated its liability for accrued vacation in accordance with Financial Accounting Standard No. 43: "Accounting for Compensated Absences" ("FAS 43"), which requires the use of actual accrued vacation days as of each balance sheet date. As a result, the Company’s net loss increased for each of the periods subject to restatement and there was a cumulative increase in the accumulated deficit as of March 31, 2004.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to the cost of revenue.

Adjustments to Selling, General and Administrative Expense

Significant errors affecting selling, general and administrative expense are as follows.

•	Depreciation errors resulting from inter-company asset transfer - Prior to 1999 the Company transferred certain fixed assets, mainly computer systems, to its India subsidiary on a ‘no cost basis’; however, the Company did not record the appropriate amortization charges at the time of transfer. Although this error did not affect selling, general and administrative expense for periods subsequent to 1999, the correction of this error resulted in a cumulative increase in the accumulated deficit.

Back to Contents

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to selling, general and administrative expense through March 31, 2004.

Adjustments to SeraNova Charges

Significant adjustments and errors affecting SeraNova charges are as follows.

•	Write-off of receivables - In connection with the restatement and re-audit process, the Company re-evaluated the charges taken in relation to SeraNova Inc. (“SeraNova”) in previously reported financial statements in light of changes in circumstances since the original reporting dates. In connection with the Company’s July 2000 spin-off of SeraNova, the Company retained a $15.1 million unsecured promissory note dated May 31, 2000 between the Company and SeraNova (the “Note”). Beginning in 2001, SeraNova failed to repay the amounts owed under the Note and also failed to make required lease payments to the Company’s landlord, which the Company was required to make on SeraNova’s behalf. SeraNova’s financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. In 2002 and 2003, the Company recorded charges of $8.4 million and $5.5 million, respectively, related to the impairment of the note receivable, the receivables related to the lease and costs incurred in connection with the Company’s guarantee of a bank loan on which SeraNova defaulted, as well as the legal fees and other costs incurred in the attempts to recover payment from SeraNova for the balance of the note receivable and its past and future lease obligations. In connection with the restatement and re-audit process, the Company reversed $8.0 million and $5.1 million of the charges recorded in 2002 and 2003, respectively, and moved such charges to 2000, the period in which SeraNova was spun off. The Company left the portion of such charges related to the legal fees and other costs incurred in trying to recover payment from SeraNova in the respective periods in which such costs were incurred.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in an additional write-off on account of cash paid to SeraNova but erroneously charged to one of the Company’s subsidiaries in the year 2002.

Back to Contents

Tax Adjustments

Throughout each of the periods subject to restatement, the Company has restated its tax assets and liabilities for the periods January 1, 2001 through March 31, 2004, which has resulted in recording an additional net provision for income taxes. During the course of the restatement and re-audit process, the Company reassessed and corrected the valuation allowance for its U.S. deferred tax assets, tax provisions pertaining to its India subsidiary for the years 2002 and prior and accrual for taxes in its Japan subsidiary for the years 2001 and prior and thereby increasing the provision for income taxes. These increases were partially offset by tax benefits which were not recorded in the periods subject to restatement. The changes in the net operating income (loss) on account of the adjustments set forth in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement.

The Company has not amended and does not intend to amend its previously filed annual reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001 or quarterly reports on Form 10-Q for the quarterly periods beginning January 1, 2001 and ending March 31, 2004. For this reason, the consolidated financial statements and related financial information for the periods affected by the restatement and re-audit, contained in the aforementioned reports, should no longer be relied upon. Furthermore, the Company has not filed and does not intend to file its periodic reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004. However, restated financial information for the fiscal years 2003 and 2002 and the first quarter of 2004 is set forth in Note 17 to the audited consolidated financial statements included in Item 15 of this report. In addition, unaudited condensed consolidated quarterly financial information for the eight quarterly periods in fiscal years 2004 and 2003, including disclosure regarding the impact of the restatement in each of the quarters in fiscal year 2003 and the first quarter in fiscal year 2004, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Prior Period Consolidated Financial Statements.”

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restatement of Prior Period Consolidated Financial Statements” and Notes 1 and 17 to the consolidated financial statements for additional details regarding the effects of the prior period adjustments and re-audit adjustments on the Company’s previously reported consolidated financial statements.

Credit Facility Compliance

Under the terms of the Fifth Amendment to the Loan Document and Waiver Agreement dated September 29, 2004 by and between the Company and PNC Bank N.A. (the “Bank”), the Company obtained waivers of any prospective defaults that may arise from the issuance of corrected financial statements for the years ended December 31, 2003, 2002 and 2001, for the interim quarterly periods included therein and for the quarter ended March 31, 2004.

The Company was also in default under the terms of its credit facility as a result of the Company’s failure to timely deliver certain monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial statements during 2004 and 2005 and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer and President on April 4, 2005. The Company has secured waivers of such defaults under the terms of the Sixth Amendment and Waiver Agreement. Please refer to Item 7 Management’s Discussion and Analysis – Liquidity and Capital Resources for additional information.

Back to Contents

General

Overview

Intelligroup is a global Information Technology (“IT”) services organization and a leading provider of strategic enterprise technology services and solutions. Intelligroup’s services and solutions include applications development, implementation, and application management support of Enterprise Resource Planning (ERP) solutions from SAP, Oracle, and PeopleSoft as well as e-business solutions using Java and the Microsoft .NET platforms and infrastructure management services. Intelligroup’s customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. The Company’s global delivery model, along with its ISO and CMM processes, enable its customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions Intelligroup has earned a reputation for consistently exceeding client expectations.

Intelligroup improves clients’ business performance through the intelligent application of information technology, positioning them ‘ahead of the curve’ for the challenges of a rapidly changing business environment. Through its strategic alliances with SAP, Oracle and PeopleSoft, Intelligroup offers its clients comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions, application management services, Intelligroup enables its clients to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

The implementation of these solutions positions the Company’s clients ‘ahead of the curve’ for the challenges of a rapidly changing business environment. The Company’s ISO 9001:2000-certified and SEI/SW-CMM Level 5 assessed offshore development center delivers high quality, cost-effective, around the clock rapid development services, for enterprise, e-commerce and mobile commerce applications. The offshore Global Support Center manages customers' critical applications, systems and infrastructure, keeping the critical applications stable, current and optimized through efficient and cost-effective user, technical and operations support.

In order to service its customers in an optimal manner, Intelligroup’s go to market strategy is guided by a regional solution competency and industry vertical focus. The regional spread covers territories within North America, India, Middle East, Europe and Japan. These regional practices are responsible for managing and building overall client relationships. The Company has established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .net platforms. These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. The Company has created industry vertical practices in Consumer Products, Life Sciences, Discrete Manufacturing, State and Local Government, and K-12 and Higher Education.

Back to Contents

Company History

The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. (“Oxford”). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its common stock (“Common Stock”). The Company's executive offices are located at Edison, New Jersey 08837.

In 1994, the Company began to diversify its customer base by expanding the scope of its systems integration and custom development services to include ERP software. For many customers, ERP solutions are viewed as an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged solutions, there is a significant amount of technical work involved in implementing such solutions and tailoring their use for a particular customer's needs.

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

During the second half of 2000, finding that the market for ASP services had not developed and grown as projected by market analysts, the Company significantly reduced its investment in the ASP business model. Expenditure for marketing and direct selling initiatives was significantly decreased, as were the infrastructure and personnel that supported the Company's ASP services. The Company renewed it focus and efforts on pursuing shorter-term success opportunities of implementing and enhancing application solutions based on SAP, Oracle and PeopleSoft products.

Back to Contents

At the same time, the Company redirected some of its ASP infrastructure and personnel towards the management and support of customers' enterprise, e-commerce and m-commerce applications. Additionally, the Company introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems ("Power Up Services(SM)"). In 2001, the Company developed pre-configured SAP solutions for the pharmaceutical industry ("Pharma Express(SM)") and the engineering and construction industry ("Contractor Express(SM)"). Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express which has implementation accelerators developed for mid-sized construction/contractor companies, assists in improving operational efficiency and controlling project schedules.

On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies (the “Sale”), operating in Australia, New Zealand, Singapore and Hong Kong (together, the “Former Subsidiaries”), to Soltius Global Solutions PTE Ltd, a Singapore corporation (“Soltius”). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of December 31, 2003. In March 2004, the Company agreed to renegotiate the payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004. The Company received all of the required payments by January 2005.

In 2004, the Company completed a $15 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P. (“SAIF”), an affiliate of SOFTBANK Corporation, acquired approximately 33.5% of the Company’s outstanding Common Stock, and Venture Tech Assets Pvt. Ltd. (“Venture Tech”) acquired approximately 16.8% of the Company’s outstanding Common Stock (“Private Placement Transaction”). In connection with the Private Placement Transaction, SAIF and Venture Tech designated five of nine directors to the Company’s Board of Directors.

The following is a description of the Company’s business, including, among other things, its services, markets and competitors. Financial information regarding geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Intelligroup Services

Historically, the Company's services have ranged from providing customers with staff augmentation services to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, the Company began to focus on providing application management services (“AMS”) for their customers' ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

Back to Contents

Intelligroup’s services address the implementation, upgrade, and application management needs of its customers. The Company’s proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations and upgrades, and by lowering ongoing support and maintenance costs for ERP and extended ERP applications.

Intelligroup created the industry’s first offshore lab dedicated to SAP development in 1995. Since then, Intelligroup’s India-based offshore services—coupled with the operations in the United States, Europe and Japan, have helped its clients develop, implement, maintain, support and integrate ERP and e-commerce solutions. The Company’s onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:

•	Significantly reduce clients’ development time and costs;

•	Deliver superior-quality enhancements on schedule;

•	Ensure reliable service levels;

•	Accommodate requirement changes and manage risks;

•	Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

•	Meet the peaks and valleys of resource requirements.

Customers’ partner with Intelligroup in order to implement, extend and support existing applications; or to establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the client and cope with the resource requirement fluctuations. Such CoE's are setup to provide clients a dedicated pool of resources that are available to provide a wide range of services to the client.

Intelligroup has relationships with SAP, Oracle, PeopleSoft, and Microsoft. The Company believes that such relationships will continue to result in enhanced industry recognition.

In 1995, the Company achieved the status of a "SAP National Implementation Partner." In 1997, the Company enhanced its partnership status with SAP, by first achieving "National Logo Partner" status and then "Accelerated SAP Partner" status. In July 1997, the Company was awarded "PeopleSoft Implementation Partnership" status. In June 1998, the Company expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, the Company achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, the Company's pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes (“cGMP”) and validation standards) was certified by SAP America. In 2002, the Company was awarded the SAP Services Partner Award of Excellence. In 2004 the Company’s Japan Subsidiary was awarded the SAP Award of Excellence –Upgrade Business Award.

Back to Contents

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

Additionally, the Company has introduced certain SAP-based proprietary tools and services, that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through these services, the Company helps to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP Support Packages. The Company combines the assessment capabilities of its proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables customers to analyze and test the impact of a Support Package on its own SAP production environment before the Support Package is actually applied. In addition, HotPac Analyzer enables customers to validate the overall impact that a Support Package can have and isolate and identify the business transactions that require thorough testing.

In 2001, the Company developed Pharma Express and Contractor Express. Pharma Express is a ready-to-run, fully integrated pharmaceutical solution that enables pharmaceutical companies of all sizes to improve the efficiency of their manufacturing process to effectively control the cost-of-production and distribution while keeping the production environment cGMP-compliant. Pharma Express incorporates SAP Best Practices for the highly regulated pharmaceutical industry and seamlessly integrates order management, process manufacturing, quality management, inventory and distribution and financials. Contractor Express has implementation accelerators that enable engineering and construction companies of medium and large sizes to implement SAP ERP solutions faster to improve their operational efficiency and to effectively control project schedules and manage the costs and resources associated with construction projects. Contractor Express incorporates SAP Best Practices for the engineering and construction industry and seamlessly integrates order management, procurement, project systems, plant maintenance, asset management, human resources, financials and project costing.

The Company's offshore centers, located in India, allow the Company to provide cost-effective, timely and high quality professional services to customers throughout the world.

The offshore centers are structured along the following lines –

•	Centers of Excellence (CoE) – which are development and support centers, dedicated to certain strategic customers, that provide multi-platform, multi-service, integrated and complete solutions to such strategic customers.

•	Competencies groups – which are responsible for building process oriented consulting excellence in SAP, Oracle- PeopleSoft, e-Business, especially focused on the new dimension technologies.

•	Infrastructure Management – which provides infrastructure management services.

Back to Contents
•	Research and Development group – which is a center for the development of proprietary tools designed to enhance the IT solutions offered to the Company customers.

The Company leverages its offshore centers, in coordination with consultants located at customer sites, to deliver rapid, around the clock services to provide customers with savings in application deployment costs and expedited project completion. Intelligroup is able to deliver high value services at competitive prices due to: (i) the high level of expertise and experience of consultants; (ii) the rigorous application of the Company's proprietary project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the Company’s Offshore Center.

The Company's customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other diverse geographical locations. They include Armstrong World Industries, Cox Newspapers, Inc. Joy Mining, San Diego Unified School District, Eastman Chemical, AM General, Allergan, Kimball International, Infineon Technologies, Hitachi America, 2Wire, Telik, New Age Electronics, Hacienda, Puerto Rico Telephone Company – Verizon.

The Company has also participated in project teams led by IT consulting firms such as Accenture and BearingPoint.

Application Management Services

Intelligroup's Application Management Services provide the resources, processes and tools needed for quality-driven user, technical and operations support. The Company uses a well-defined set of assessment, transition and long-term processes to deliver customized, affordable and highly responsive support.

The Application Management Services provide service offerings for application management, application development and application integration.

Companies around the world entrust Intelligroup to manage their complex ERP and eCommerce environment and infrastructure and to keep them stable and optimized, and aligned with new business processes. Intelligroup delivers:

•	Significant reduction in support costs;

•	Predictable costs for easier budgeting;

•	24x7, on-demand access to skilled functional and technical professionals through its offshore centers located in India;

•	Assured service levels and flexible, individualized support programs;

•	Dedicated teams that are on-site, offshore or a combination of on-site and offshore, depending on client requirements; and

•	Improved reliability, availability and performance of the infrastructure, database, operations, applications and interfaces.

Back to Contents

The Company's Application Management Services provide clients with management, support and maintenance of their enterprise, e-commerce and m-commerce applications. These services are provided using the Company's low cost, high quality global delivery model, which allows the Company to aggressively compete for long term fixed price/fixed time contracts.

Key to the Company's ability to deliver Application Management Services is its offshore centers located in India, which help to provide responsive global support to customers through delivery teams that work around-the-clock. The offshore centers maintain customers' critical applications, systems and infrastructure stable, and keep them current and optimized through efficient and cost-effective user, technical and operations support. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of support professionals and (ii) the cost structures associated with the offshore centers.

The Company provides Application Management Services directly to end-user organizations. The Company's customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other global locations. They include GE, Hitachi, Owens Corning, Armstrong World Industries, Bristol-Myers Squibb, Power One, 2Wire, Joy Mining Machinery and Pearsons Technology Center.

Trademarks and Service Marks

"Intelligroup," the Intelligroup logo and "Creating the Intelligent Enterprise" are all trademarks of the Company.

"Power Up Services," "Uptimizer," "HotPac Analyzer," "Pharma Express," "Contractor Express," "4Sight," "4Sight Plus," "EZ Path," "Implementation Assistant," "myADVISOR" and "ASPPlus" are service marks of the Company.

"Empower Solutions" is a service mark of Empower Solutions, a subsidiary of the Company.

All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not the property of the Company.

Safe Harbor Statements

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift more of its focus towards the management and support of customers' enterprise, e-commerce and m-commerce applications. Such forward-looking statements are subject to risks and uncertainties, including, but not limited to:

•	the Company’s ability to remediate its material weaknesses in its internal control over financial reporting and to continue to improve its control environment in order to effectively manage the business and to timely record, process, summarize and report financial statements that fairly present, in all material aspects, the Company’s financial condition, statements of operations and cash flows;

Back to Contents
•	compliance with the Sarbanes-Oxley Act of 2002, including without limitation Section 404, and other regulations may be costly, time consuming and may divert management attention from managing ongoing business operations;

•	the Company’s ability to manage and grow the business in light of the executive and Board level turnover and the associated loss of historical knowledge and experience;

•	the Company's ability to attract and retain a sufficient number of highly skilled employees including, but not limited to, concerns regarding the Company’s financial condition, competition from departing executives and competition for employees in India which may cause increasing compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of pending changes in accounting rules related to stock options;

•	the Company’s ability to manage the transition to a new Chief Executive Officer without a significant disruption in business;

•	the Company’s ability to continue to generate new business given the turnover in the Company’s sales managers and personnel;

•	the Company’s ability to maintain compliance with the financial and other covenants in its credit facility and thereby continue its access to its line of credit or in the event of default the Company’s ability to negotiate a waiver with the Bank which may be unavailable or if available may only be on terms disadvantageous to the Company;

•	the Company’s reliance on continued borrowing availability under the credit facility with the Bank as its sole source of external financing and the cash generated by its operating activities to fund its ongoing operations and growth. However, in the event such borrowing is not available or the Company is unable to timely collect cash from its customers, the Company may be forced to secure alternate financing to operate the business and such financing may be unavailable and, if available, may be available only on disadvantageous terms to the Company;

•	the uncertainty surrounding the technology consulting outsourcing market and revenues derived from such market;

•	the continued availability of a market in which the Company’s securities may be traded;

•	the Company's ability to cause its Common Stock to be listed on a national stock exchange and the ability to comply with ongoing listing requirements;

•	the Company's reliance on continued relationships and business associated with SAP America and Oracle, including, but not limited to, the continued uncertainty relating to Oracle’s integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft’s products and, accordingly, its ability to continue to sell professional consulting services relating to PeopleSoft applications;

Back to Contents
•	the Company's limited operating history within the outsourcing line of business;

•	the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (i) patterns of software and hardware capital spending by customers, (ii) IT outsourcing trends, (iii) the timing, size and stage of projects, (iv) timing and impact of acquisitions, (v) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (vi) levels of market acceptance for the Company's services, (vii) general economic conditions and (viii) the hiring of additional staff;

•	increased competition in the industry may, among other negative effects, cause a decrease in the Company's billing and employee utilization rates;

•	uncertainty relating to worldwide currency exchange rates particularly in regard to the Indian rupee, U.S. Dollar, the Euro, British Pound and Japanese Yen, and the effect that fluctuations in such exchange rates may have on the Company’s quarterly and/or annual financial results;

•	the Company's ability to manage its business effectively, which will require the Company: (i) to continue developing and improving its operational, financial and other internal systems and controls, as well as its business development capabilities, (ii) to attract, train, retain, motivate and manage its employees, (iii) to continue to maintain high rates of employee utilization at profitable billing rates, (iv) to successfully transition certain operations and executive functions; (v) to successfully integrate the personnel and businesses acquired by the Company, (vi) to maintain project quality, particularly if the size and scope of the Company's projects increase, (vii) to properly plan, price and deliver fixed bid projects and service level based agreements within the requisite timeframes and quality levels and (viii) to reorganize its internal structure and personnel and to improve its processes without suffering a loss in business momentum;

•	the potential for future legislation regulating or taxing outsourcing;

•	the Company’s substantial reliance on key customers and large projects;

•	the Company’s ability to manage fixed price projects effectively and efficiently;

•	the potential for significant claims against the Company relating to its professional services from customers or otherwise and the inability of the Company to adequately mitigate the risk of such potential claims;

•	the potential risks and penalties associated with the ongoing investigation by the United States Securities and Exchange Commission (“SEC”) related to the Company’s restatement of prior periods’ consolidated financial statements;

•	the Company’s ability to defend itself and resolve the ongoing shareholder litigation related to the Company’s restatement of prior periods’ consolidated financial statements within the limits of the Company’s director and officer liability insurance policy;

Back to Contents
•	the Company's ability to successfully address the continuing changes in IT, evolving industry standards and changing customer objectives and preferences;

•	the Company's reliance on the continued services of its key technical personnel;

•	the continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India’s continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to the Company’s business model;

•	the Company's ability to protect its intellectual property rights; and

•	uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues including, but not limited to, accounting, corporate governance, immigration and taxation matters.

In addition, in July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited ("Silverline") consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Although the Company and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify the Company with respect to any possible tax liability related to the spinoff, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its tax sharing agreement with the Company. If it were determined that the spinoff was taxable, the Company would bear the liability to pay such the tax liability, which would be material. Please refer to Note 10 to the audited consolidated financial statements of the Company included elsewhere in this report for further information.

As a result of these factors and others, the Company’s actual results may differ materially from the results disclosed in such forward-looking statements.

Industry Background

Organizations face a rapidly changing business environment, including intense global competition, accelerating technological change, and the need to embrace emerging technology strategies. Such businesses continually seek to improve the quality of products and services, lower costs, reduce cycle times, optimize their supply chain and increase the value to their customers. As a result, many businesses implement and utilize advanced information solutions, which enable them to optimize their business processes in such areas as product development, manufacturing, sales, distribution and finance.

Back to Contents

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

The majority of customers who implement ERP solutions are Fortune 500 companies. The Company believes that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market clients and toward mid-market clients. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. The Company believes that opportunity exists to sell both professional consulting services and application management services to mid-market clients. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which the Company believes it can provide through a combination of innovative tools and templates, which expedite delivery and use of its offshore services, thereby reducing costs.

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

To support their IT needs, many businesses increasingly engage experienced outside specialists for assistance across the full life cycle of their solutions. Because of the heightened business pressures they face, these customers are demanding innovative solutions, in shorter timeframes, with lower life cycle cost of ownership, at higher levels of quality and service, all with lower risk to themselves and their businesses.

Back to Contents

Companies must also continually keep pace with a broad, and often confusing, array of new technological developments, which can render internal IT skills obsolete. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the IT management area. Accordingly, organizations often lack sufficient, and/or appropriate, technical resources necessary to design, develop, implement and manage the IT solutions needed to support their business needs. Thus, the Company believes that there is significant potential business opportunity for implementing ERP version-to-version upgrades as well as application management and support services.

Another area of opportunity for the Company is strategic offshore outsourcing. With its history as a pioneer in providing offshore management and support of mission critical applications, the Company can offer clients a flexible, low cost option for managing ERP applications. In recent economic times, this has been an area of growth within the IT sector.

Sales and Marketing

The Company historically has generated new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by the Company's alliance partners, which often need to recommend qualified systems integrators to implement or enhance their software products and (iii) internal sales efforts. In addition, the Company has been introduced to customers by certain of its competitors, such as the consulting practices of the former “Big Five” accounting firms, which at times use the Company's expertise and ability to deliver qualified personnel for complex projects.

The Company has a focused approach towards sales and marketing efforts. The Company’s sales efforts are driven by Client Service Executives (“CSE”) who serve as leaders in multiple engagements and have both sales and delivery responsibilities. CSE’s are responsible for all aspects of the customer relationship, including business development, service delivery and customer satisfaction. CSE’s will typically focus on a region of the country or in a particular industry area. In addition to their responsibilities for generating new revenue opportunities and expanding revenue within existing clients, typically CSE’s are also billable headcount. The CSE’s work closely with the business development managers (“BDMs”) in the region to identify target accounts and opportunities, to develop plans for pursuing those opportunities, and to develop proposals and presentations in each case. The CSEs also serve in a quality assurance function and oversee all services delivered to the client to ensure projects are delivered on-time and within budget. CSE’s work closely with the Company’s business development leadership, project managers and partner representatives (usually sales) to grow the opportunities within their region.

BDMs are responsible for developing and increasing the sales pipeline, and for closing sales with new and existing customers. The Company continually evaluates the size of direct sales force in comparison to market conditions and shall expand its direct sales force where market conditions warrant.

Back to Contents

The Company has established a Business Development Center (“BDC”) in its facilities in Hyderabad, India. The primary objectives of the BDC are to: (i) generate qualified leads for local Business Development Managers to pursue with existing and prospective clients and (ii) support the proposal efforts of local Business Development Managers by providing strategic research and proposal writing capabilities. The Company intends to continue to expand the BDC in proportion to its local Business Development Manager sales presence.

The Company has established a Vice President of Global Marketing, Alliances, and Strategic IT Consulting position within its U.S. operations. The objective of this position is to drive incremental revenue through the Company’s alliance partners, including SAP, Oracle, and other software vendors. The goal is to realize incremental revenue by supporting the software vendors’ sales efforts and by participating in the resulting implementation projects.

The primary objective of the Company’s Marketing function is branding and lead generation. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP and e-business solutions. The Company also intends to leverage public relations to raise visibility for its brand and increase outbound email marketing campaigns to remain at top of mind and expand its footprint in its customer base.

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

The Company's services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, the Company endeavors to quickly understand the potential customer's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's CSEs and project managers are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time the Company initially meets with a prospective customer until the customer decides whether to authorize commencement of an engagement.

Customers

The Company provides its services directly to many Fortune 500 companies, as well as small to medium sized enterprises, and, to a lesser extent, as a member of consulting teams assembled by other IT consultants, such as the consulting practices of the former "Big Five" accounting firms.

Back to Contents

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

Competition

The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of the Company):

•	Consulting and software integration firms - competitors include, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini Ernst & Young, Accenture, BearingPoint Deloitte Consulting, IDS Scheer, SAP Professional Services, Oracle Consulting, Hitachi, Atos Origin and Rapidigm.

•	Software applications vendors - competitors include, SAP, Oracle and PeopleSoft.

•	Application management services firms - competitors include, Covansys, Wipro Technologies, Infosys Technologies Limited, Satyam Computer Services Ltd, HCL Technologies Ltd., Cognizant Technology Solutions, Patni Computer Systems and Tata Consultancy Services.

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

Back to Contents

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

Employees

As of December 31, 2004, the Company employed 1,806 full-time employees, of whom 1,589 were engaged as consultants or as software developers, 50 were engaged in sales and marketing, and 167 were engaged in delivery management, finance and administration. Of the total number of employees, 589 were based in the United States, 20 were based in Japan, 50 were based in Europe and 1,147 were based in India. In addition, the Company engaged 88 independent contractors to perform IT services as of December 31, 2004.

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

Back to Contents

Item 2. Properties.

As of December 31, 2004, the Company owns no real property and currently leases or subleases all of its office space. Within the United States, the Company leases office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Warrenville, IL, Pleasanton, CA and Costa Mesa, CA for certain other sales and operations personnel. The Company also leases office space in Denmark, India, Japan and the United Kingdom. The following table summarizes the Company’s leased office space as of December 31, 2004:

Back to Contents

Location	Area in Sq. Ft.	Use	Lease Expiration

Edison, NJ (A)	48,476	Corporate Headquarters Consulting Services - focus on SAP, Peoplesoft commercial, Oracle and E-Business markets in the US. Selling, general and administrative functions in the US	9/9/2008
Atlanta, GA	4,051	Consulting Services - focus on Peoplesoft public sector market in the US; Limited selling, general and administrative functions in the US	8/31/2005
Warrenville, IL	750	Limited selling and marketing functions in the US	5/31/2005
Pleasanton, CA	300	Limited selling and marketing functions in the US	3/31/2005
Costa Mesa, CA	300	Limited selling and marketing functions in the US	10/31/2004
Odense, Denmark	9,900	Consulting Services - focus on SAP market in Denmark; Selling, general and administrative functions in Denmark	1/31/2006
Hyderabad, India	18,359	Offshore development consulting services - Oracle, Peoplesoft and E-business	12/31/2010
Hyderabad, India	46,561	Offshore application management and support consulting services (Advance Development Center)	6/17/2007
Hyderabad, India	15,858	Selling, general and administrative functions in India Global sales and marketing support services (Business Development Center)	1/31/2008
Hyderabad, India	15,401	Offshore application management and support consulting services (Global Support Center)	5/31/2006
Hyderabad, India	10,727	Offshore application management and support consulting services (Global Support Center)	7/31/2006
Tokyo, Japan	1,519	Consulting Services - focus on SAP market in Japan; Selling, general and administrative functions in Japan	3/1/2006
Milton Keynes, UK	1,500	Consulting Services - focus on Peoplesoft and SAP market in the UK; Selling, general and administrative functions in the UK	7/26/2005

(A) Approximately 21,840 square feet of this space has been subleased to an unrelated third party through 9/9/2008.

Back to Contents

Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations incurred under the terms of a Space Sharing Agreement dated January 1, 2000 between the Company and SeraNova to the Company’s landlords. Accordingly on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. As part of the restatement and re-audit process, the Company has moved costs previously accrued during 2002 associated with future lease obligations, net of future sublease income, related to SeraNova back to the date of the spin-off, July 6, 2000. As of December 31, 2004, the Company has $537,000 remaining in its accrual for future lease obligations.

Item 3. Legal Proceedings

India Tax Assessments

The Company's India subsidiary has received tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003, and December 31, 2003 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the Indian subsidiary’s fiscal years ended March 31, 1998 through March 31, 2001. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, and 5.6 million Indian rupees, respectively, or approximately $742,000 in total. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees, or approximately $39,000, was also received. The Company has made payments of approximately $815,000 (consisting of $682,000 for taxes paid under protest, $39,000 for tax penalties and interest and $94,000 for other tax adjustments not in dispute) to the India tax authority. The Company’s resulting overpayment of $34,000 has been refunded.

On March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000, for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees, or approximately $137,000, under protest and has also paid an additional 5.1 million Indian rupees, or approximately $118,000, for agreed-to adjustments through August 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals but pending resolution of such appeal, the Company plans to pay the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

The Company is currently at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2001 and at the Commissioner of Income Tax Appeals stage for fiscal year ended March 31, 2002. All applicable amounts noted above have been paid or accrued.

Back to Contents

Shareholder Class Actions

Six class action lawsuits have been initiated, purportedly on behalf of plaintiffs who purchased the Company’s securities, against the Company and certain former officers, including Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) (collectively, “Shareholder Class Actions”) in the United States District Court, District of New Jersey (“District of New Jersey”). The Shareholder Class Actions generally allege violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Actions generally seek relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. In August 2005, the District of New Jersey consolidated the six class actions and appointed a lead plaintiff. By agreement of the parties, lead plaintiff filed the consolidated amended complaint on or about the second week of October 2005.

SEC Investigation

On January 28, 2005, the Company received subpoenas in connection with a formal investigation by the SEC regarding whether federal securities laws were violated in connection with the issuance of the Company’s financial statements for prior periods. (For more additional information regarding the Restatement, please refer to Item 1 of this Report on the Form 10-K and Notes 1 and 17 to the Consolidated Financial Statements.) The Company is cooperating with the SEC to produce documents in response to the subpoenas.

Broadview Claim

On or about March 23, 2005, Jefferies & Company, Inc. initiated an arbitration proceeding to recover fees in the amount of $750,000 plus interest and reasonable attorneys’ fees and costs allegedly owed to Broadview International, a division of Jefferies & Company (“Broadview”) as a result of the private placement transaction that the Company closed on September 30, 2004 with SB Asia Infrastructure Fund, L.P. and Venture Tech Assets Pvt. Ltd. The arbitration proceeding is in the discovery phase. In the event the Company does not prevail at the arbitration proceeding the Company will be liable for $750,000 plus interest and reimbursement of attorneys’ fees and costs.

There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on June 8, 2004 (“2004 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.

At the 2004 Annual Meeting, the Company submitted a proposal to elect Nagarjun Valluripalli, Klaus Besier, Nic DiIorio, Dennis McIntosh, Ashok Pandy and Alexander Graham Wilson to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Back to Contents
Nominee:	Votes For:	Votes Withheld:

Nagarjun Valluripalli	14,504,297 Shares	2,005,962 Shares
Klaus P. Besier	16,007,684 Shares	502,576 Shares
Nic Di Iorio	15,291,280 Shares	1,218,980 Shares
Dennis McIntosh	16,013,034 Shares	497,226 Shares
Ashok Pandey	13,612,261 Shares	2,897,998 Shares
Alexander Graham Wilson	14,484,627 Shares	2,025,632 Shares

At the 2004 Annual Meeting, the Company submitted a proposal to ratify the appointment of Deloitte & Touché LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2004. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Shares Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

16,243,304	255,197	11,759	0

At the 2004 Annual Meeting, the Company submitted a proposal to approve the amendment of its Certificate of Incorporation to increase the number of authorized shares of Common Stock to forty million (40,000,000). The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Shares Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

15,711,879	775,447	22,934	0

At the 2004 Annual Meeting, the Company submitted a proposal to adopt the 2004 Equity Incentive Award Plan. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Shares Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

5,473,683	3,567,166	31,959	7,437,452

Back to Contents

PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

The Company’s Common Stock is currently being quoted under the symbol “ITIG” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC. Prior to October 21, 2004, the Common Stock was quoted on the Nasdaq Stock Market (the “NASDAQ”) under the symbol “ITIG.”

The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the NASDAQ. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2003	$1.45	$0.89
June 30, 2003	$1.79	$1.09
September 30, 2003	$2.14	$1.01
December 31, 2003	$6.55	$1.76

March 31, 2004	$10.56	$5.25
June 30, 2004	$9.00	$3.13
September 30, 2004	$5.35	$1.05
December 31, 2004	$1.88	$0.85

As of September 26, 2005, the approximate number of holders of record of the Common Stock was 75 and the approximate number of beneficial holders of the Common Stock was 3,285 as of September 28, 2005.

The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options	outstanding options	equity compensation plans

2004 Equity Incentive Award Plan	265,500	$2.43	1,918,054

1996 Stock Option Plan	2,342,356	$3.01	—

1996 Non-Employee Director Stock Option Plan	60,000	$5.64	50,000

Equity compensation plans not approved by security holders	40,000	$2.06	65,000

Total	2,707,856	$3.00	2,033,054

Back to Contents

Item 6. Selected Financial Data.

You should read the selected financial data presented below, in conjunction with the Company’s consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from the Company’s audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2001 and 2000 are unaudited. The Company’s historical results are not necessarily indicative of the operating results to be realized in the future.

The Company’s audited consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and the unaudited selected financial data as of and for the years ended December 31, 2001 and 2000 have been restated. See Notes 1 and 17 to the consolidated financial statements included in Item 15 of this report for additional information on the restated audited consolidated financial statements.

On April 2, 2003, the Company consummated the Sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the “Former Subsidiaries”), to Soltius Global Solutions PTE Ltd., a Singapore corporation. Accordingly, the consolidated statement of operations data and the balance sheet data have been reclassified to reflect the Sale of the Former Subsidiaries as discontinued operations for all periods presented.

Back to Contents
		RESTATED

	As of December 31,

	2004	2003	2002	2001	2000
				(unaudited)	(unaudited)

	(in thousands, except per share data)
Balance Sheet Data:

Cash and cash equivalents	$6,239	$1,872	$1,163	$1,620	$895
Working capital	19,991	4,146	2,793	2,126	9,869
Total assets	48,171	41,438	38,708	34,965	54,192
Line of credit and current portion of obligations under capital leases	2,778	8,817	6,681	4,775	5,623
Long-term debt and obligations under capital leases, net of current portion	45	256	—	315	1,552

Shareholders' equity	24,647	9,053	8,794	10,360	27,449

		RESTATED

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
				(unaudited)	(unaudited)

	(in thousands, except per share data)
Statement of Operations Data:

Revenue	$128,903	$117,142	$101,105	$100,541	$105,414
Cost of revenue	91,818	83,387	71,119	70,315	70,353

Gross profit	37,085	33,755	29,986	30,226	35,061

Selling, general and administrative expenses	34,741	29,036	25,935	41,108	52,773
Depreciation and amortization	2,475	2,661	2,736	3,661	3,188
Proxy contest charges	—	711	1,823	—	—

Total operating expenses	37,216	32,408	30,494	44,769	55,961

Operating income (loss)	(131)	1,347	(508)	(14,543)	(20,900)

Interest income	36	83	31	527	1,171
Interest expense	(472)	(453)	(392)	(686)	(598)
Other income (expense)	59	(907)	368	(375)	(93)

Income (loss) from continuing operations before
provision for (benefit of) income taxes	(508)	70	(501)	(15,077)	(20,420)
Provision for (benefit of) income taxes	358	186	(106)	845	(685)

Loss from continuing operations	(866)	(116)	(395)	(15,922)	(19,735)

Loss from discontinued operations	—	(925)	(991)	(244)	(1,170)

Net loss	$(866)	$(1,041)	$(1,386)	$(16,166)	$(20,905)

Loss per share:
Basic and diluted loss per share
Loss from continuing operations	$(0.04)	$—	$(0.02)	$(0.96)	$(1.20)
Loss from discontinued operations	—	(0.06)	(0.06)	(0.01)	(0.07)

Net loss per share	$(0.04)	$(0.07)	$(0.08)	$(0.97)	$(1.27)

Weighted average number of common shares
outstanding - basic and diluted	22,790	16,697	16,630	16,630	16,485

Back to Contents

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

In this Section, the Company will discuss the following: (i) the restatement of the Company’s prior period financial statements; (ii) key factors in evaluating the Company’s financial performance; (iii) management’s summary of 2004; (iv) application of critical accounting policies, which explains the accounting policies necessary to understand how the Company records its financial information; (v) results of operations - consolidated, in which the Company’s consolidated results are compared year to year to recognize trends; (vi) results of operations by business segment, which allows the Company to compare the results of its different business units; (vii) liquidity and capital resources; (viii) contractual and commercial obligations; and (ix) recently issued accounting standards.

Restatement of Prior Period Consolidated Financial Statements

The historical financial information in this document has been restated. In September 2004, the Company discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenues, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as well as all quarterly periods beginning January 1, 2001 through the quarter ended March 31, 2004, should no longer be relied upon.

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new independent registered public accounting firm, to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004.

As a result of the adjustments identified during the restatement and re-audit process, the Company’s accumulated deficit as of March 31, 2004 increased $6.9 million from $25.3 million to $32.2 million. The adjusting entries identified during the restatement and re-audit process were extensive and affected virtually every line item of the Company’s financial statements as of each date and for each period presented. The following table presents a summary of the effects of the adjustments identified during the restatement and re-audit process on the applicable line items and the impact on the Company’s net income or loss for the periods subject to the restatement and re-audit process:

Back to Contents
	Increase (Decrease) from Previously Reported Amounts for the

		Quarter
	CUMULATIVE	Ended			Years Ended
	TOTAL	March 31,	Year Ended December 31,		December 31,

	Through Quarter
	ended March 31,
	2004	2004	2003	2002	2001 and prior

		(In thousands, except per share amounts)
Statement of Operations Data:	(unaudited)	(unaudited)			(unaudited)

Revenue	$(3,430)	$(312)	$(1,426)	$(198)	$(1,494)
Cost of revenue	1,803	(484)	(254)	786	1,755
Selling, general & administrative	850	254	(713)	778	531
SeraNova charges	(362)	47	(5,131)	(7,714)	12,436
Operating income (loss)	(5,721)	(129)	4,672	5,952	(16,216)
Income (loss) before income taxes and discontinued operations	(6,428)	(359)	4,038	6,445	(16,552)
Income tax provision (benefit)	761	(458)	(97)	(597)	1,913
Income (loss) from discontinued operations	252	—	1,209	55	(1,012)
Net income (loss)	$(6,938)	$99	$5,344	$7,097	$(19,477)
Income (loss) per common share – basic and diluted		$0.01	$0.32	$0.43

Balance Sheet Data:
Total assets		$(3,059)	$(3,050)	$(5,245)	$(12,583)
Total liabilities		1,804	2,313	4,687	3,839
Accumulated deficit		$(6,938)	$(7,036)	$(12,381)	$(19,477)

Back to Contents

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement and re-audit process. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement and re-audit in all material respects.

Adjustments to Revenue

Significant errors affecting revenue are as follows.

•	Adjustments in percentage-of-completion for fixed-price contracts - Through the restatement and re-audit process, the Company reviewed the accounting estimates used in its percentage of completion calculations, which determine the basis for revenue accruals for fixed price contracts. These estimates pertain to the number of man-hours required to perform services under the contract. During the course of the restatement, these estimates were replaced with the actual number of man–hours required to complete the services resulting in significant adjustments to the revenue accruals throughout the periods subject to the restatement.

•	Errors in revenue recognition under multiple-element contracts - Contracts with multiple elements (i.e., sales of services, sales of software and sale of hardware) require different methods of revenue recognition for each element. Throughout each of the periods subject to restatement, the Company applied inconsistent methods for determining revenue recognition for the individual elements of its multiple element contracts and in some cases failed to properly identify certain of its contracts as multiple element contracts and therefore did not apply the appropriate method for determining revenue recognition for such contracts. As part of the restatement, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, resulting in adjustments to revenue in each period covered by the restatement.

•	Errors related to unrecorded time entries - Revenue accruals for time and materials contracts are based on the time entries by the Company’s consultants. In situations where the employee time-sheets were not received prior to quarter end, the Company followed a practice of accruing revenue based upon the expected number of hours worked, which led to timing differences in situations where the timesheets were received in the subsequent quarters, and over accruals in situations where the timesheets were never received. As part of the restatement, the Company recorded revenue in each period based on timesheets in the Company’s records with respect to each period.

Back to Contents

•	Inter-company transaction errors - Throughout each of the periods subject to restatement, the Company failed to reconcile discrepancies in its inter-company accounts caused by timing differences between companies in recording transactions as well as failures by one party to a transaction to record the transaction at all. This led to errors in various income statement items, including revenue, as well as imbalances in the inter-company account as of each balance sheet date, which the Company erroneously reconciled using an entry in its currency translation adjustment account, which is grouped under accumulated other comprehensive loss in the balance sheet. Through the restatement and re-audit process the Company analyzed the transactions by and between the Company and its subsidiaries and reconciled the balances in its inter-company accounts for each period being restated. This reconciliation resulted in adjustments to various line items in the consolidated income statements through March 31, 2004, including revenue.

Adjustments to Cost of Revenue

Significant errors affecting cost of revenue are as follows.

•	Vacation Accrual - The primary reason for the adjustments to cost of revenue in the restated financial statements related to errors in calculating vacation accruals. Throughout each of the periods subject to restatement, the Company used an estimated number of days when calculating its liability for accrued vacation. As a result, the Company under-charged its vacation accruals. As part of the restatement and re-audit process, the Company recalculated its liability for accrued vacation in accordance with Financial Accounting Standard No. 43: "Accounting for Compensated Absences" ("FAS 43"), which requires the use of actual accrued vacation days as of each balance sheet date. As a result, the Company’s net loss increased for each of the periods subject to restatement and there was a cumulative increase in the accumulated deficit as of March 31, 2004.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to the cost of revenue.

Adjustments to Selling, General and Administrative Expense

Significant errors affecting selling, general and administrative expense are as follows.

•	Depreciation errors resulting from inter-company asset transfer - Prior to 1999 the Company transferred certain fixed assets, mainly computer systems, to its India subsidiary on a ‘no cost basis’; however, the Company did not record the appropriate amortization charges at the time of transfer. Although this error did not affect selling, general and administrative expense for periods subsequent to 1999, the correction of this error resulted in a cumulative increase in the accumulated deficit.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to selling, general and administrative expense through March 31, 2004.

Back to Contents

Adjustments to SeraNova Charges

Significant adjustments and errors affecting SeraNova charges are as follows.

•	Write-off of Receivables - In connection with the restatement and re-audit process, the Company re-evaluated the charges taken in relation to SeraNova in previously reported financial statements in light of changes in circumstances since the original reporting dates. In connection with the Company’s July 2000 spin-off of SeraNova, the Company retained a $15.1 million unsecured promissory note dated May 31, 2000 between the Company and SeraNova (the “Note”). Beginning in 2001, SeraNova failed to repay the amounts owed under the Note and also failed to make required lease payments to the Company’s landlord, which the Company was required to make on SeraNova’s behalf. SeraNova’s financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. In 2002 and 2003, the Company recorded charges of $8.4 million and $5.5 million, respectively, related to the impairment of the note receivable, the receivables related to the lease and costs incurred in connection with the Company’s guarantee of a bank loan on which SeraNova defaulted, as well as the legal fees and other costs incurred in the attempts to recover payment from SeraNova for the balance of the note receivable and its past and future lease obligations. In connection with the restatement and re-audit process, the Company reversed $8.0 million and $5.1 million of the charges recorded in 2002 and 2003, respectively, and moved such charges to 2000, the period in which SeraNova was spun off. The Company left the portion of such charges related to the legal fees and other costs incurred in trying to recover payment from SeraNova in the respective periods in which such costs were incurred.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in an additional write-off on account of cash paid to SeraNova but erroneously charged to one of the Company’s subsidiaries in the year 2002.

Tax Adjustments

Throughout each of the periods subject to restatement, the Company has restated its tax assets and liabilities for the periods January 1, 2001 through March 31, 2004, which has resulted in recording an additional net provision for income taxes. During the course of the restatement and re-audit process, the Company reassessed and corrected the valuation allowance for its U.S. deferred tax assets, tax provisions pertaining to its India subsidiary for the years 2002 and prior and accrual for taxes in its Japan subsidiary for the years 2001 and prior and thereby increasing the provision for income taxes. These increases were partially offset by tax benefits which were not recorded in the periods subject to restatement. The changes in the net operating income (loss) on account of the adjustments set forth in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement.

Back to Contents

The Company has not amended and does not intend to amend its previously filed annual reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001 or quarterly reports on Form 10-Q for the quarterly periods beginning January 1, 2001 and ending March 31, 2004. For this reason, the consolidated financial statements and related financial information for the periods affected by the restatement and re-audit, contained in the aforementioned reports, should no longer be relied upon. Furthermore, the Company has not filed and does not intend to file its periodic reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004. However, restated financial information for the fiscal years 2003 and 2002 and the first quarter of 2004 is set forth in Note 17 to the audited consolidated financial statements included in Item 15 of this report. In addition, unaudited condensed consolidated quarterly financial information for the eight quarterly periods in fiscal years 2004 and 2003, including disclosure regarding the impact of the restatement in each of the quarters in fiscal year 2003 and the first quarter of fiscal year 2004, is set forth below.

Back to Contents

Quarterly Financial Information

	For the quarters ended

	March 31, 2004		June 30, 2004	September 30, 2004	December 31, 2004

	As Previously
Statements of Operations	reported	As restated

Revenue	$30,848,000	$30,536,000	$32,064,000	$35,492,000	$30,811,000
Cost of revenue	21,158,000	20,674,000	22,995,000	24,590,000	23,559,000
Total operating expenses, less SeraNova charges	8,650,000	8,951,000	9,734,000	8,702,000	9,829,000
SeraNova charges	—	—	—	—	—
Operating income (loss)	1,040,000	911,000	(665,000)	2,200,000	(2,577,000)
Income (loss) before provision for (benefit of) income taxes	546,000	187,000	(117,000)	2,156,000	(2,734,000)
Provision for (benefit of) income taxes	267,000	(191,000)	226,000	297,000	26,000
Income (loss) from continued operations	279,000	378,000	(343,000)	1,859,000	(2,760,000)
Net income (loss)	279,000	378,000	(343,000)	1,859,000	(2,760,000)
Net income (loss) per common share	$0.02	$0.02	$(0.02)	$0.09	$(0.08)
Balance Sheet Data:
Total Assets	42,885,000	39,826,000	45,374,000	64,246,000	48,171,000
Total Liabilities	26,285,000	28,589,000	34,983,000	37,320,000	23,524,000
Accumulated deficit	(25,274,000)	(32,212,000)	(32,555,000)	(30,696,000)	(33,455,000)

Back to Contents

	For the quarters ended

	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

Statements of Operations	As Previously reported	As restated	As Previously reported	As restated	As Previously reported	As restated	As Previously reported	As restated

Revenue	$27,235,000	$27,366,000	$28,005,000	$27,516,000	$31,035,000	$31,336,000	$32,293,000	$30,924,000
Cost of revenue	19,309,000	19,181,000	19,509,000	19,481,000	22,211,000	22,187,000	22,612,000	22,538,000
Total operating expenses, less SeraNova charges	7,864,000	8,003,000	8,530,000	7,938,000	8,717,000	7,887,000	8,189,000	8,177,000
SeraNova charges	5,060,000	115,000	—	108,000	(107,000)	132,000	—	48,000
Operating income (loss)	(4,998,000)	67,000	(34,000)	(11,000)	214,000	1,130,000	1,493,000	161,000
Income (loss) before provision for (benefit of) income taxes	(5,142,000)	(51,000)	(330,000)	(837,000)	149,000	1,140,000	1,355,000	(182,000)
Provision for (benefit of) income taxes	75,000	104,000	163,000	206,000	132,000	12,000	(87,000)	(136,000)
Income (loss) from continued operations	(5,217,000)	(155,000)	493,000	(1,043,000)	17,000	1,128,000	1,442,000	(46,000)
Income (loss) from discontinued operations	(2,134,000)	(925,000)	—	—	—	—	—	—
Net income (loss)	(7,351,000)	(1,080,000)	(493,000)	(1,043,000)	17,000	1,128,000	1,442,000	(46,000)
Net income (loss) per common share	$(0.44)	$(0.07)	$(0.03)	$(0.06)	$0.00	$0.07	$0.09	$(0.00)

Balance Sheet Data:

Total Assets	36,808,000	35,184,000	38,324,000	36,215,000	39,850,000	37,968,000	44,488,000	41,438,000
Total Liabilities	23,967,000	27,494,000	26,201,000	29,207,000	27,798,000	29,728,000	30,072,000	32,385,000
Accumulated deficit	(26,519,000)	(32,629,000)	(27,012,000)	(33,672,000)	(26,994,000)	(32,543,000)	(25,553,000)	(32,589,000)

Back to Contents

Key Factors in Evaluating the Company’s Financial Performance

Management believes the following factors should be considered when evaluating the Company’s reported financial information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The majority of the Company's revenue is derived from professional services rendered to customers. Revenue is typically recognized as services are performed. The Company's services range from providing customers with a single consultant to multi-personnel full-scale projects. Although the Company has contracts with many of its customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company's customers will continue to enter into contracts with the Company or that existing contracts will not be terminated. The Company provides its services either directly to end-user organizations, or as a member of a consulting team assembled by another IT consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers' behalf.

Fixed Price Projects

The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the years ended December 31, 2004, 2003 and 2002, revenue derived from projects under fixed price contracts represented approximately 43%, 35% and 20%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2004, 2003 or 2002. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2004, 2003 and 2002, the Company's ten largest customers accounted for in the aggregate approximately 45%, 46% and 43% of its revenue, respectively. During 2002, one customer accounted for 10% of revenue. During 2004 and 2003, no single customer accounted for 10% or more of revenue. For the years ended December 31, 2004, 2003 and 2002, 22%, 25% and 27%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Back to Contents

Software Partners

For the years ended December 31, 2004, 2003 and 2002, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

		(restated)	(restated)
SAP	68%	68%	67%
PeopleSoft	25%	25%	23%
Oracle	2%	4%	8%

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

Special Charges and Non-recurring Items

Proxy Contest. Between the second quarter 2002 and third quarter of 2003, the Company incurred charges related to the proxy contest launched by Ashok Pandey to take control of the Company’s board of directors (“Proxy Contest”). On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement (“Settlement Agreement”) resolving, among other things, certain litigation matters relating to the Proxy Contest. As part of the Settlement Agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. The Company also incurred material costs related to defending the Company in the Proxy Contest. In connection with the Private Placement Transaction completed on September 30, 2004, the payment obligations under the Settlement Agreement were accelerated. The Company made payments of $250,000 each to Mr. Pandey on January 17, 2005 and February 21, 2005. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

Back to Contents

Discontinued Operations. On April 2, 2003, the Company consummated the Sale, effective as of March 1, 2003, of its Former Subsidiaries, to Soltius. As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company has received a total of $350,000 from Soltius toward the note balance as of December 31, 2003. In March 2004, the Company agreed to renegotiate the payment terms with Soltius. The revised terms call for Soltius to make monthly payments through September 2004 of between $25,000 and $50,000, plus a final $9,000 payment in October 2004. As of January 2005, all payments have been made. The Consolidated Financial Statements for 2003 and 2002 of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of the Former Subsidiaries prior to the Sale have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows and have been reported as discontinued operations.

Tax Assessment of India Subsidiary. The Company is currently appealing the tax assessments received by the Company’s India subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company’s appeal is not successful, a future cash outlay of approximately $89,000 would be required. The Company has reserved $89,000, the full amount claimed, against this potential liability.

Management’s Summary of 2004

The period covered by this discussion featured a number of events that have had or may continue to have a significant effect on the Company’s financial condition and performance. Management believes the investors should be aware of the following events when evaluating the financial information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On April 1, 2004, the Company went live on a new financial accounting system. On April 5, 2004, the Company appointed David Distel as the Company’s new Chief Financial Officer. Meanwhile, the acting Chief Financial Officer and the Controller (effectively the two senior managers of the finance and accounting teams) resigned to take other employment positions effective April 9, 2004. Furthermore, during the second and third quarters of 2004 the Company hired several new finance personnel, including a Controller, Assistant Controller and Director of Financial Planning and Analysis, and also experienced significant turnover in finance personnel, including resignations and temporary medical leaves of absence. The Company lacked adequate knowledge transfer, transition and document retention processes and therefore a significant amount of historical knowledge was lost in connection with the aforementioned turnover in finance personnel.

In any standard system implementation, continuity of users and consultants (implementation team) is a pre-requisite for a successful implementation. Continuity of the project team ensures that all business requirements are captured accurately, configuration of the system is based on the requirements captured, migration is done in a planned manner and stability is ensured once the migration process is completed. Unfortunately, the Company experienced significant changes in its user community at or about the time the Company went live on the new accounting system. In particular, the turnover in senior level finance personnel resulted in a lack of senior level oversight and management during the system conversion. Furthermore, the significant changes in the Company’s finance team resulted in training and knowledge transfer issues.

Back to Contents

The combination of the new financial system, new finance team, and insufficient training, transition and knowledge transfer led to a rapid deterioration in the Company’s control environment and the reliability of the financial systems. Furthermore due to the new finance management’s lack of familiarity with the new financial system and loss of historical knowledge, the inaccuracies and difficulties in processing transactions through the new accounting system were not detected promptly. During June 2004, numerous customers began disputing the accuracy of invoices received during the preceding weeks. It became increasingly obvious that many of the invoices submitted to customers during the months of April, May and June were inaccurate. The Company’s days sales outstanding and unbilled revenue began to increase as a result of the incorrect and/or untimely billing commencing when the Company went live on the new system.

The billing problems and associated delays in collections severely strained the Company’s cash position. During June, July and August, the Company’s loan balance under its revolving credit agreement approached its limit, as invoicing failures led to a deterioration in collections and a sharp rise in days sales outstanding to over 100 days.

At the same time, the Company was unable to close its books for the second quarter and timely file its report on Form 10-Q for the quarter ended June 30, 2004, resulting in receipt of a delisting notice dated August 17, 2004 from the NASDAQ. The Company’s former independent registered public accounting firm, Deloitte & Touche, announced its intention to resign effective upon completion of its second quarter review of the Company’s financial statements. As the cash situation intensified during the third quarter, the Company began to pursue capital raising opportunities to, among other things, improve its balance sheet and avoid a liquidity crisis. However, given the foregoing events and associated publicity, it was difficult to attract interested investors. To this end, discussions began with SAIF, as well as with other interested parties in or about late July 2004 and continued through September 2004.

Near the end of September 2004, the Company determined that it was likely that it would have inadequate cash resources to finance the first payroll in October along with other liabilities that were coming due. At the same time, during the second quarter closing and review process, the Company’s finance team discovered certain errors in previously issued consolidated financial statements and identified a number of accounting adjustments to prior periods’ consolidated financial statements. Management discussed these errors and adjustments with its former independent registered accounting firm and its Audit Committee. On September 24, 2004, the Company announced that it expected to restate its previously issued consolidated financial statements filed on Form 10-K for the years ended December 31, 2003, 2002 and 2001 and its quarterly reports filed on Form 10-Q for the quarterly periods beginning January 1, 2001 and ending March 31, 2004. Please refer to Notes 1 and 17 to the consolidated financial statements, included in Item 15.

On September 30, 2004, the Company completed a private placement transaction in which SAIF and Venture Tech Assets Ltd. (“Venture Tech”) purchased an aggregate of 17,647,058 shares of the Company's Common Stock at a purchase price of $0.85 per share for an aggregate purchase price of $15 million (“Private Placement Transaction”). SAIF acquired approximately 33.5% of the Company’s outstanding Common Stock and Venture Tech acquired approximately 16.8% of the Company’s outstanding Common Stock in the Private Placement Transaction. In addition, in connection with the Private Placement Transaction, the Company increased its Board of Directors to nine members, two members of the Board resigned and SAIF and Venture Tech collectively appointed five directors to the Company’s Board.

Back to Contents

The Private Placement Transaction violated certain rules of the NASDAQ regarding shareholder approval and listing application requirements. Pursuant to the rules of the NASDAQ, certain transactions involving the issuance of more than 20% of a listed company's common stock, such as the Private Placement Transaction, require shareholder approval. Due to its immediate cash needs, the Company concluded that delaying the transaction in order to seek shareholder approval would jeopardize its financial viability.

Effective October 21, 2004, the Company’s Common Stock was delisted from the NASDAQ and the Company’s Common Stock began trading on the “Pink Sheets” (for additional detail, please see Item 5). The NASDAQ determined to delist the Company’s securities as a result of the Company's failure to timely file its periodic reports in compliance with the filing requirements set forth in MarketPlace Rule 4310(c)(14) and the violation of the shareholder approval requirements in MarketPlace Rules 4350(i)(1)(B) and 4350(i)(1)(D) and the listing of additional shares requirements in MarketPlace Rule 4310(17) associated with the Private Placement Transaction. Since October 21, 2004, the Company’s Common Stock has been quoted on the Pink Sheets and there continues to be a market for Company’s Common Stock.

On October 15, 2004, the Company appointed a new Chief Financial Officer and began the process of building an integrated global finance team with responsibility for the finance and accounting function for the Company and each of its subsidiaries worldwide. Under the guidance of the Company’s new Chief Financial Officer, the finance team focused on multiple initiatives, including: correcting the billing errors which occurred from April through October 2004: (i) issuing accurate invoices to the customers; (ii) conducting a manual review of the data entered into the Company’s new financial system and the transactions related to financial operations processed since the Company went live on its new financial system; (iii) completing the closing process for the second and third quarters; remediating weaknesses in the Company’s internal control over financial reporting discovered by Management; (iv) redesigning the Company’s internal control over financial reporting; (v) assessing the scope of the restatement and (vi) retaining a new independent registered public accounting firm.

On October 26, 2004, Deloitte & Touche informed the Company that Deloitte’s previously announced intention to resign upon completion of its review of the Company’s second quarter results was effective immediately. On November 1, 2004, the Company’s Audit Committee appointed J.H. Cohn LLP as the Company's independent registered public accounting firm beginning with the review of the Company's interim financial information for the quarter ended June 30, 2004.

In connection with the Company’s previously announced intention to restate its consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and for the quarterly periods beginning January 1, 2001 through the quarter ended March 31, 2004, the Company’s finance team and its new independent registered public accounting firm, J.H. Cohn LLP, began a re-audit of its financial information for the years ended December 31, 2003 and 2002 and a re-review of the quarterly periods included therein and the quarterly period ended March 31, 2004

Back to Contents

Beginning in the third and fourth quarters of 2004, the Company also reorganized its operations. The Company built a Client Services Organization with integrated sales and delivery functions focused on specific vertical industries and whose primary goals are developing and expanding business opportunities and providing excellent customer service through each phase of the customer engagement. The Company also built a competency organization for building excellence in consulting services and developing service offerings focused on emerging technologies. The Company also created CoEs, which are offshore development and support centers, dedicated to delivering continuous excellence in service and comprehensive technology solutions at a reduced total cost to certain strategic customers, that provide multi-platform, multi-service, integrated and complete solutions to such strategic customers.

On April 4, 2005, the Company removed Arjun Valluri from his position as Chairman of the Board, Chief Executive Officer and President and appointed Vikram Gulati as the Company’s Chief Executive Officer and President. After a careful search, the Company chose Mr. Gulati to build upon the existing foundation, to harness the Company’s potential and to lead the growth in the Company’s business.

Management was required to spend significant time and attention addressing the foregoing issues and as a result was less able to focus on the Company’s ongoing business operations. Furthermore, the publicity associated with these issues raised concerns among the Company’s customers and employees thereby requiring management to spend considerable time reassuring and stabilizing its existing customer and employee base. The foregoing issues and lack of publicly available financial information adversely impacted the Company’s ability to achieve revenue growth by attracting and engaging with new customers.

Application of Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items and accruals for contingencies. In addition, the footnotes to the Consolidated Financial Statements include further discussion of the Company’s significant accounting policies.

Back to Contents

Revenue Recognition and Allowance for Doubtful Accounts

The Company generates revenue from professional services rendered to customers. The majority of the Company's revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

The Company also derives a portion of its revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term, on a monthly basis in accordance with the terms of the contract. Revenue generated from certain other fixed-price contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company’s project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

The Company occasionally derives revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

Unbilled services at December 31, 2004 and 2003 represent services provided through December 31, 2004 and 2003, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

The Company recognizes revenue for services where collection from the client is reasonably assured. The Company establishes billing terms at the time project deliverables are agreed. The Company continually monitors timely payments from customers and assesses collection issues. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company bases its estimates on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of accounts receivable by aging category.

Back to Contents

Recoverability of Long-Term Assets

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount, and operating loss and tax credit carry forwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, the Company recorded approximately $14.6 million of valuation allowance against gross deferred tax assets of $15.4 million. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $14.6 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction. Additionally, the FASB is currently deliberating an Exposure Draft of a proposed Interpretation of SFAS 109. As currently drafted, and in addition to other proposed changes, the “more likely than not” standard for tax attribute recognition presently employed could change to a higher “probable” standard. The future issuance of the proposed Interpretation could have a material effect on the Company’s accounting for income taxes, but, in light of the proposed nature of the pending Interpretation, the Company cannot provide a meaningful estimate of the impact of this proposed guidance at this time.

Moreover, the Company incurred a “change in ownership” for U.S. federal income tax purposes in September 2004. As a result, the Company is subject to limitations on future usage of its previously incurred tax attributes as set forth under Internal Revenue Code (“IRC”) Section 382.

Back to Contents

Contingent Liabilities

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

Use of estimates in the re-audited December 31, 2003 and 2002 consolidated financial statements

The re-audit of the December 31, 2003 and 2002 consolidated financial statements allowed the Company to replace estimates with actual results or significantly refine the estimates utilized in the originally filed consolidated financial statements. Certain estimates such as the allowance for doubtful accounts, tax accruals, revenue accruals, and collectibility of the SeraNova note receivable changed significantly from those amounts originally reported.

Results of Operations - Consolidated

The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations.

	Percentage of Revenue

	Year Ended December 31

	2004	2003	2002

		(restated)	(restated)

Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.2	71.2	70.3

Gross profit	28.8	28.8	29.7

Selling, general and administrative expenses	27.0	24.7	25.7
Depreciation and amortization expense	1.9	2.3	2.7
Proxy contest charges	—	0.7	1.8

Total operating expenses	28.9	27.7	30.2

Operating income (loss)	(0.1)	1.1	(0.5)
Interest income	0.0	0.1	0.0
Interest expense	(0.4)	(0.4)	(0.4)
Other income (expense)	0.1	(0.7)	0.4

Income (loss) from continuing operations before income tax provision (benefit)	(0.4)	0.1	(0.5)
Income tax provision (benefit)	0.3	0.2	(0.1)

Loss from continuing operations	(0.7)	(0.1)	(0.4)
Loss from discontinued operations	—	(0.8)	(1.0)

Net loss	(0.7)%	(0.9)%	(1.4)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003(restated)

The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2004 to the year ended December 31, 2003.

Back to Contents

Revenue. Total revenue increased by 10.1%, or $11.8 million, from $117.1 million in 2003 to $128.9 million in 2004. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $4.7 million), India (an increase of $5.8 million), Japan (an increase of $1.1 million) and Europe (an increase of $0.2 million). In 2004, the increase in revenue was attributable to higher demand for the Company’s services in the United States and in India, and the awarding of several new recurring contracts in Japan. The Company does not expect revenue to increase in 2005.

Cost of revenue and gross profit. The Company's cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants (“Cost of revenue”). The Company's cost of revenue increased by 10%, or $8.4 million, from $83.4 million in 2003, to $91.8 million in 2004 resulting primarily due to higher compensation costs resulting from the increase in the number of its technical professionals. The increased number of technical professionals is a direct result of stronger demand for services. The Company expects the trend in billable headcount to continue. The Company's gross profit increased by 9.9%, or $3.3 million, from $33.8 million in 2003, to $37.1 million in 2004. As a percentage, gross margin remained constant at 28.8% for both 2004 and 2003. The Company expects further pressure on its gross margin from the pricing pressures associated with increased competition for new projects and the increasing compensation costs for its consultants.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, compensation costs, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 19.7% or $5.7 million to $34.7 million in 2004, from $29.0 million in 2003, and increased as a percentage of revenue to 27.0% from 24.7%, respectively. The increase in selling, general and administrative expenses was related primarily to the costs associated with executive turnover and terminating the related executive employment agreements, and the professional fees incurred in connection with restating prior periods’ consolidated financial statements. The Company anticipates selling, general and administrative fees to increase as a result of the professional fees associated with the re-audit process and the efforts to document, test and remediate its internal control over financial reporting in preparation for management’s report on internal control over financial reporting and the independent registered public accounting firm’s assessment of such report.

Depreciation and amortization. Depreciation and amortization expenses decreased to $2.5 million in 2004, compared to $2.7 million in 2003. The decrease was primarily due to certain fixed assets becoming fully depreciated in 2003.

Back to Contents

Proxy Contest Charges. The Company did not record any Proxy Contest related charges in 2004 as compared with $0.7 million in Proxy Contest related charges in 2003. Since the second quarter 2002 and through the third quarter of 2003, the Company incurred charges related to the Proxy Contest launched by Ashok Pandey to take control of the Company’s Board of Directors. On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement relating to, among other things, certain litigation matters relating the Proxy Contest. As part of the Settlement Agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company originally recorded a $750,000 provision for such liability in the consolidated statement of operations for 2003. As a result of the restatement and re-audit process, the Company has moved the $750,000 charge to when the proxy litigation commenced in 2002. Prior to the Settlement Agreement, the Company incurred related additional litigation expenses of $711,000 during 2003. During 2002, the Company originally recorded approximately $1.1 million in legal fees and other charges related to the Proxy Contest. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

Interest income. The Company earned $36,000 in interest income during 2004, compared with $83,000 during 2003. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan. The change results from a higher average balance of invested cash during 2004.

Interest expense. The Company incurred $472,000 and $453,000 in interest expense in 2004 and 2003, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the Proxy Contest. The increase in interest expense results from slightly higher average outstanding borrowings and variable interest rates under the line of credit during 2004.

Other income (expense). Other income (expense) results primarily from transaction gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other income of $59,000 in 2004, compared with other expense of $907,000 in 2003. The change primarily results from foreign currency fluctuations.

Income tax provision. Despite pretax losses of $508,000 in 2004 versus pretax income of $70,000 in 2003, a provision for income taxes of $358,000 and $186,000 was required in 2004 and 2003, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax asset as of December 31, 2004 related primarily to its Indian operations. Based on its historical profitability, management believes it is more likely than not that the Indian operations deferred tax asset of $684,000 will be realized. In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For 2004 and 2003, the tax holiday and tax deduction favorably impacted the Company's effective tax rate.

Back to Contents

The Company's India subsidiary has received revised tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003 and December 31, 2003 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowed certain expenses claimed during fiscal years ended March 31, 1998 through March 31, 2002. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, and 5.6 million Indian rupees, respectively or approximately $742,000. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees or approximately $39,000 was also received. The Company has made payments of 14.6 million, 9.5 million, 2.8 million and 5.7 million Indian rupees, respectively, or approximately $815,000 consisting of $682,000 for taxes paid under protest, $39,000 for tax penalties and interest and $94,000 for other tax adjustments not in dispute to the India tax authority. The Company’s resulting overpayment of $34,000 has been refunded.

Subsequently, on March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000 for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees or approximately $137,000 under protest and has also paid 5.1 million Indian rupees or approximately $118,000 for agreed to adjustments through August 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals and is paying the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

Under SFAS 109 and SFAS 5, management has recorded in its tax provision a charge of approximately $1.1 million in December 31, 2001 for the overall India tax exposure including the assessments discussed above. The Company is currently at the Appellant Tribunal stage for the tax years ended March 31, 1998 through March 31, 2001 tax years related to this matter and at the Commissioner of Income Tax Appeals for the fiscal year ended March 31, 2002.

Loss from discontinued operations. In 2003, losses from discontinued operations, net of taxes (including a loss on disposal of $2.3 million in 2003) were $0.9 million. The losses from discontinued operations in 2003 resulted primarily from operations within Australia, New Zealand and Singapore. The loss on disposal in 2003 resulted primarily from the sale of assets of the discontinued operations as well as legal costs incurred in executing the transaction.

Year Ended December 31, 2003(restated) Compared to Year Ended December 31, 2002(restated)

The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2003 to the year ended December 31, 2002.

Revenue. Total revenue increased by 15.8%, or $16.0 million, from $101.1 million in 2002 to $117.1 million in 2003. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $12.0 million), India (an increase of $2.6 million), Japan (an increase of $0.4 million) and Europe (an increase of $1.0 million). In 2002, the demand for the Company’s services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects.

Back to Contents

Subsequently, beginning in mid-to-late 2002, the Company began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of the Company’s services, including traditional consulting service offerings, application management and support services and offshore development services.

Cost of revenue and gross profit. The Company's cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants. The Company's cost of revenue increased by 17.3%, or $12.3 million, from $71.1 million in 2002, to $83.4 million in 2003 due primarily to the increase in revenue. The Company's gross profit increased by 12.7%, or $3.8 million, from $30.0 million in 2002, to $33.8 million in 2003. The increase in cost of revenue and gross profit results from the increase in revenue. Gross margin decreased to 28.8% in 2003, from 29.7% in 2002. The decline in gross margin results primarily from pricing pressures, due to the increased competition for new projects.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 12.0% or $3.1 million to $29.0 million in 2003, from $25.9 million in 2002, but decreased as a percentage of revenue to 24.7% from 25.7%, respectively. The increase in selling, general and administrative expenses, was related primarily to the creation of the new strategy and solutions group in 2003 as well as an increase in discretionary sales and marketing expenditures. In early 2003, the Company created a new strategy and solutions group to focus on the design and development of solutions as well as the support of the sales organization by preparing and providing technical presentations to customers. In 2003, the Company also invested in certain targeted sales and marketing initiatives, such as participation in a number of conferences and trade shows as well as a new branding roll-out.

Depreciation and amortization. Depreciation and amortization expenses remained relatively constant at $2.7 million for both 2003 and 2002.

Proxy contest charges. The Company recorded $0.7 million in Proxy Contest related charges in 2003 as compared with $1.8 million in Proxy Contest related charges in 2002. Since the second quarter 2002 and through the third quarter of 2003, the Company incurred charges related to the Proxy Contest launched by Ashok Pandey to take control of the Company’s Board of Directors. On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement relating to, among other things, certain litigation matters relating the Proxy Contest. As part of the Settlement Agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company originally recorded a $750,000 provision for such liability in the consolidated statement of operations for 2003. As a result of the restatement and re-audit process, the Company has moved the $750,000 charge to when the proxy litigation commenced in 2002. Prior to the Settlement Agreement, the Company incurred related additional litigation expenses of $711,000 during 2003. During 2002, the Company originally recorded approximately $1.1 million in legal fees and other charges related to the Proxy Contest. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

Interest income. The Company earned $83,000 in interest income during 2003, compared with $31,000 during 2002. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan. The change results from a higher average balance of invested cash during 2003.

Back to Contents

Interest expense. The Company incurred $453,000 and $392,000 in interest expense in 2003 and 2002, respectively, related primarily to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities and the charges associated with the proxy contest. The increase in interest expense results from slightly higher average outstanding borrowings under the line of credit during 2003.

Other income (expense). Other income (expense) results primarily from transaction gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $907,000 in 2003, compared with other income of $368,000 in 2002. The change results from foreign currency fluctuations.

Income tax provision. Despite pretax income of $70,000 in 2003 and pretax losses of $501,000 in 2002, a provision for income taxes of $186,000 and a tax benefit of $106,000 in 2003 and 2002, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company’s net deferred tax asset as of December 31, 2003 related primarily to its India operations. Based on those operations’ historical profitability, management believes it is more likely than not that the India operations’ deferred tax asset of $457,000 will be realized.

The Company's India subsidiary has received revised tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003, and December 31, 2003 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowed certain expenses claimed during fiscal years ended March 31, 1998 through March 31, 2001. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, and 5.6 million Indian rupees, respectively or approximately $742,000. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees or approximately $39,000 was also received. The Company has made payments of 14.6 million, 9.5 million, 2.8 million and 5.7 million Indian rupees, respectively, or approximately $815,000 consisting of $682,000 for taxes paid under protest, $39,000 for tax penalties and interest and $94,000 for other tax adjustments not in dispute to the India tax authority. The Company’s resulting overpayment of $34,000 has been refunded.

Subsequently, on March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000 for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees or approximately $137,000 under protest and has also paid 5.1 million Indian rupees or approximately $118,000 for agreed to adjustments through August 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals and is paying the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

Under SFAS 109 and SFAS 5, management has recorded in its tax provision a charge of approximately $1.1 million in December 31, 2001 for the overall Indian tax exposure including the assessments discussed above. The Company is currently at the Appellant Tribunal stage for the tax years ended March 31, 1998 through March 31, 2001 tax years related to this matter and at the Commissioner of Income Tax Appeals for fiscal year ended March 31, 2002.

Back to Contents

Loss from discontinued operations. In 2003 and 2002, losses from discontinued operations, net of taxes (including a loss on disposal of $2.3 million in 2003) were $0.9 million and $1.0 million, respectively. The losses from discontinued operations in 2003 and 2002 resulted primarily from operations within Australia, New Zealand and Singapore. The loss on disposal in 2003 resulted primarily from the sale of assets of the discontinued operations as well as legal costs incurred in executing the transaction.

Results of Operations by Business Segment

The Company operates in one industry operating segment, IT solutions and services.

On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented. The Company now has four reportable geographic operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

•	United States ("US") – the largest segment of the Company, with operations in the United States & Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters are located in Edison, New Jersey.

•	India – includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters are located in Hyderabad, India.

•	Europe – includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003. The European headquarters are located in Milton Keynes, United Kingdom.

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

Each of the geographic segments has a Managing Director, or manager with an equivalent position, who reports directly to the Chief Executive Officer (“CEO”). Currently, the CEO is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003(restated)

The following discussion compares the segment results of continuing operations for the year ended December 31, 2004 to the year ended December 31, 2003.

Back to Contents

Revenue. The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31

	2004		2003 (restated)

		Percentage of		Percentage of
	Amount	Total	Amount	Total

United States	$95,270	73.9%	$90,639	77.4%
India	22,029	17.1	16,248	13.9
Europe	6,890	5.3	6,683	5.7
Japan	4,714	3.7	3,572	3.0

Total	$128,903	100.0%	$117,142	100.0%

US revenue increased by 5.1%, or $4.6 million, from $90.6 million in 2003 to $95.3 million in 2004. The revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services.

India revenue increased by 35.6%, or $5.8 million, from $16.2 million in 2003, to $22.0 million in 2004. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

Europe revenue increased by 3.1%, or $0.2, from $6.7 million in 2003, to $6.9 million in 2004. The increase was due primarily to stronger demand for the Company’s consulting services within the local SAP market.

Japan revenue increased by 32% or $1.1 million, from $3.6 million for 2003, to $4.7 million in 2004. The increase was due primarily to stronger demand for the Company’s consulting services within the local SAP market.

Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31

	2004	2003 (restated)

United States	$(4,129)	$(1,815)
India	3,324	2,536
Europe	(183)	189
Japan	857	437

Total	$(131)	$1,347

US operating loss increased by $2.3 million, from an operating loss of $1.8 million in 2003, to an operating loss of $4.1 million in 2004. The increase in operating loss is attributable to the cost of exiting certain executive employment agreements and to professional and legal fees incurred in 2004.

India operating income increased by $0.8 million, from $2.5 million in 2003, to $3.3 million in 2004. The increase was attributable primarily to an increase in demand for offshore services.

Back to Contents

Europe operating performance decreased by $0.4 million, from operating income of $189,000 in 2003, to operating losses of $183,000 in 2004. The decrease was attributable primarily to increased compensation costs.

Japan operating performance increased by $0.4 million, from operating income of $437,000 in 2003, to operating income of $857,000 in 2004. The increase was attributable primarily to increased demand for SAP consulting services.

Year Ended December 31, 2003(restated) Compared to Year Ended December 31, 2002 (restated)

The following discussion compares the segment results of continuing operations for the year ended December 31, 2003 to the year ended December 31, 2002.

Revenue. The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31

	2003 (restated)		2002 (restated)

		Percentage of		Percentage of
	Amount	Total	Amount	Total

United States	$90,639	77.4%	$78,587	77.7%
India	16,248	13.9	13,642	13.5
Europe	6,683	5.7	5,705	5.7
Japan	3,572	3.0	3,171	3.1

Total	$117,142	100.0%	$101,105	100.0%

US revenue increased by 15.3%, or $12.0 million, from $78.6 million in 2002 to $90.6 million in 2003. In 2002, the demand for the US services was negatively impacted by the challenging and uncertain economic conditions, which precluded many companies from spending resources on IT projects. Subsequently, beginning in mid-to-late 2002, the US began to experience an increase in demand for services. Accordingly, the revenue growth results directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services and offshore development services.

India revenue increased by 19.1%, or $2.6 million, from $13.6 million in 2002, to $16.2 million in 2003. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

Europe revenue increased by 17.1%, or $1.0 million, from $5.7 million in 2002, to $6.7 million in 2003. The Company’s operations in Denmark increased by $1.8 million, while the revenue in the United Kingdom and Sweden decreased by $556,000 and $263,000, respectively. The improvement in Denmark was attributable primarily to a general increase in demand for local SAP services, including a $2.0 million implementation contract with a large agricultural-based company. The decrease in the United Kingdom results primarily from efforts to maintain the current PeopleSoft application management business while only targeting new engagements that can be delivered using India resources. The decrease in Sweden resulted primarily from challenging local economic conditions. Accordingly, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003.

Back to Contents

Japan revenue increased by 12.7% or $400,000, from $3.2 million for 2002, to $3.6 million in 2003. The increase was due primarily to stronger demand for the Company’s consulting services within the local SAP market.

Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31

	2003 (restated)	2002 (restated)

United States	$(1,815)	$(563)
India	2,536	2,274
Europe	189	(1,620)
Japan	437	(599)

Total	$1,347	$(508)

US operating loss increased by $1.2 million, from an operating loss of $0.6 million in 2002, to an operating loss of $1.8 million in 2003. This increase was primarily attributable to increased sales, marketing and related expenditures during 2003.

India operating income increased by $0.2 million, from $2.3 million in 2002, to $2.5 million in 2003 due to increases in billable headcount.

Europe operating performance improved by $1.8 million, from an operating loss of $1.6 million in 2002, to operating income of $189,000 in 2003. The improvement was attributable primarily to an increase in the SAP consulting services in Denmark.

Japan operating performance improved by $1.0 million, from an operating loss of $599,000 in 2002, to operating income of $437,000 in 2003. The improvement was attributable primarily to management efforts to re-organize and restructure the local operations during late 2002. In December 2002, management initiated efforts to decrease total operating expenses by reducing employee headcount and eliminating discretionary expenditures such as sales and marketing programs, training, etc.

Liquidity and Capital Resources

2004 Cash Flows from Operations

The Company had cash and cash equivalents of $6.2 million at December 31, 2004 and $1.9 million at December 31, 2003. The Company had working capital of $20.0 million at December 31, 2004 and $4.1 million at December 31, 2003. The increase in working capital resulted primarily from the net proceeds received from the Private Placement Transaction (as defined above) completed in September 2004.

Back to Contents

Cash used in operating activities of continuing operations was $3.5 million for the year ended December 31, 2004, resulting primarily from the net loss of $0.9 million and an increase in unbilled services of $4.8 million, a decrease in accounts payable of $1.8 million, a decrease in deferred revenue of $2.0 million, and an increase in accrued expenses and other liabilities of $1.5 million. The increase in unbilled services is attributable to a combination of factors including implementation of a new accounting system which required adoption of new and improved process of billing where invoices could be generated only after obtaining requisite internal approvals. Accrued expenses increased primarily due to increased professional fees in the US and accrual for certain project related costs in India. Deferred revenues decreased as customer projects that had been billed in advance were completed or neared completion.

The Company invested $2.0 million and $1.4 million in computer equipment, internal-use computer software and office furniture and fixtures during the years ended December 31, 2004 and 2003, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

Summary of Credit Agreement

On May 31, 2000, the Company and the Bank entered into a three-year revolving credit facility (the “credit facility”). In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15.0 million either at the Bank's prime rate per annum or the Euro Rate plus 1.75% to 2.5% based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

During 2002, the Company incurred charges related to the Proxy Contest. As a result of the Proxy Contest charges, the Company was not in compliance with the EBITDA covenant as of June 30, 2002 and September 30, 2002. In January 2003, the Company finalized with the Bank the terms of a waiver and amendment to the credit agreement. The terms of the waiver and amendment included, among other things, (i) a waiver of the EBITDA covenant defaults as of June 30, 2002 and September 30, 2002, (ii) a modification to the definitions of EBITDA, total shareholders’ equity and unconsolidated shareholders’ equity (for purposes of computing related covenant compliance) to exclude Proxy Contest charges of $464,000 for the quarter ended June 30, 2002 and $413,000 for the quarter ended September 30, 2002 only, (iii), a reduction in the minimum EBITDA covenant for the fourth quarter and full year 2002 only, and (iv) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $12.6 million of the note due from SeraNova.

Back to Contents

As a result of the charges which were originally recorded in 2003 and 2002 in connection with the SeraNova receivable impairment and other related charges and the Proxy Contest charges incurred during the quarter ended March 31, 2003, the Company was not in compliance with the consolidated net worth, unconsolidated net worth and EBITDA covenants as of March 31, 2003. In July 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (i) a 3-year extension of the credit facility to May 31, 2006, (ii) a reduction of the maximum revolving advance amount under the credit facility to $15.0 million, (iii) a waiver of the covenant defaults existing as of March 31, 2003, (iv) a modification to the definitions of total shareholders’ equity and unconsolidated shareholders’ equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $297,000 for the quarter ended March 31, 2003 only, (v) an increase in the minimum EBITDA covenants to $1.3 million, $1.8 million and $1.9 million for the second, third and fourth quarters 2003, respectively, and (vi) a modification to the consolidated net worth and unconsolidated net worth covenants to exclude any changes to consolidated net worth and unconsolidated net worth resulting from the write-down or write-off of up to $13.6 million of the note due from SeraNova.

As a result of the charge originally incurred during the quarter ended June 30, 2003 related to the guarantee of SeraNova debt, the Company was not in compliance with the EBITDA covenant as of June 30, 2003. In November 2003, the Company executed with the Bank an amendment to the credit agreement. The terms of the amendment included, among other things, (1) a waiver of the covenant default existing as of June 30, 2003, (2) a modification to the definitions of total shareholders’ equity and unconsolidated shareholders’ equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude the guarantee of SeraNova debt charge of $581,000 for the quarter ended June 30, 2003 only, and a modification to the definitions of total shareholders’ equity and unconsolidated shareholders’ equity (for purposes of computing related covenant compliance) and a modification to the computation of minimum EBITDA to exclude Proxy Contest charges of $750,000 for the quarter ended September 30, 2003 only.

Back to Contents

The Company was in default under its credit facility as a result of the Company’s failure to timely file its periodic report on Form 10-Q for the second quarter of 2004 and under certain financial covenants based upon its second quarter results. On September 29, 2004, the Company and the Bank executed the Fifth Amendment to the Loan Documents and Waiver Agreement (the “Fifth Amendment”). Under the terms of the Fifth Amendment the Company agreed, among other things, to maintain an average undrawn availability balance of not less than five million dollars ($5,000,000) or otherwise be subject to financial covenants, submit third quarter financial results to the Bank within sixty (60) days of the quarter end, apply a sufficient portion of the fifteen million dollar ($15,000,000) purchase price (the “Purchase Price”) paid in the private placement equity transaction completed on September 30, 2004 (“Private Placement”) to the Company’s Revolving Loan Obligations (as defined in the Fifth Amendment) so as to cause the undrawn availability to be not less than five million dollars ($5,000,000) and to deposit the balance of the Purchase Price in an investment account with the Bank.

The Fifth Amendment also provided that if the Company fails to maintain a minimum average undrawn availability balance of five million dollars ($5,000,000), the Company will have to satisfy certain financial covenants, including a one-to-one fixed charge coverage ratio covenant, as set forth in the Fifth Amendment. Pursuant to the terms of the Fifth Amendment, the Bank agreed to waive certain existing and prospective defaults, including, but not limited to, the Company’s failure to comply with the following Loan Agreement covenants: Total Stockholder’s Equity, Unconsolidated Stockholder’s Equity and Minimum EBITDA, any event of default arising from the issuance of corrected financial statements for the years ended December 31, 2003, 2002 and 2001 and each quarterly period beginning on January 1, 2004, any event of default which would occur as a result of the Private Placement, and any event of default arising from the delisting of the Company’s Common Stock from the NASDAQ National Market.

The Company was in default under its credit facility as a result of the Company’s removal of Arjun Valluri as Chief Executive Officer and President and the Company’s failure to timely deliver to the Bank certain monthly reporting schedules, monthly financial statements, quarterly financial statements, and annual financial statements during 2004 and 2005. The Company secured waivers of such defaults under the terms of the Sixth Amendment to the Loan Document and Waiver Agreement (“Sixth Amendment”). The terms of the Sixth Amendment, amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement); (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, among other things, the Company was required to deliver draft, unauduted financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company has satisfied each of these requirements. The Company also agreed to resume timely filing of the periodic reports due to the listing exchange upon which the Company’s shares are traded and to any governmental agency beginning with the filing of the Company’s annual report on Form 10-K for the year ending December 31, 2005. The Bank agreed to waive any events of default arising from the Company’s failure to timely deliver to the Bank the monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial statements and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer and President.

Back to Contents

Cash to Fund Operating Activities

The Company relies on the cash generated by operating activities and the financing available under its credit facility to fund ongoing operations. The Company’s credit facility with the Bank represents the sole source of external financing for ongoing business operations. The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank. Given the Company’s variable operating performance in the past few years, there can be no assurance that the Company will be able to maintain compliance with bank covenants or obtain waivers of any defaults. In addition, there can be no assurances that the Company will be able to secure alternate sources of financing to fund its operations or that such financing will be available on terms that are advantageous to the Company.

The Company's 2005 operating plan contains assumptions regarding revenue and expenses. The Company’s significant cash requirements for 2005 include operating expenses, capital investments in infrastructure for its India operations amounting to approximately $2 million, and legal and professional fees including but not limited to, the costs incurred as part of the restatement and re-audit process, costs incurred in complying with Section 404 of the Sarbanes Oxley Act of 2002 and legal fees incurred in connection with the Shareholder Class Actions and SEC investigation. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. In addition, the Company may seek additional financing from time to time for general corporate purposes, provided however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange and is not current in its reporting obligations under applicable SEC rules. Considering the cash on hand, the remaining availability under the credit facility and assuming the achievement of the operating plan and management's actions taken to date, management believes that it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business and that its available credit arrangements and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations through at least December 31, 2005.

Costs related to SeraNova

In connection with the Company’s July 2000 spin-off of SeraNova, the Company retained a $15.1 million unsecured promissory note dated May 31, 2000 between the Company and SeraNova (the “Note”). Beginning in 2001, SeraNova failed to repay the amounts owed under the Note and also failed to make required lease payments to the Company’s landlord, which the Company was required to make on SeraNova’s behalf. SeraNova’s financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. In 2002 and 2003, the Company recorded charges of $8.4 million and $5.5 million, respectively, related to the impairment of the note receivable, the receivables related to the lease and costs incurred in connection with the Company’s guarantee of a bank loan on which SeraNova defaulted, as well as the legal fees and other costs incurred in the attempts to recover payment from SeraNova for the balance of the note receivable and its past and future lease obligations. In connection with the restatement and re-audit process, the Company reversed $8.0 million and $5.1 million of the charges recorded in 2002 and 2003, respectively, and moved such charges to 2000, the period in which SeraNova was spun off. The Company left the portion of such charges related to the legal fees and other costs incurred in trying to recover payment from SeraNova in the respective periods in which such costs were incurred.

The costs and charges related to SeraNova impacted the Company’s liquidity position for fiscal years 2002, 2001 and 2000. The following table illustrates the charges related to SeraNova during 2000 (unaudited), 2001 (unaudited), 2002, 2003 and 2004, as well as cash payments, non-cash charges and remaining liability as of December 31, 2004, 2003 and 2002:

Back to Contents

	Write-Down of Note Receivable SeraNova	Write-Off of Other Receivables SeraNova	Lease Obligations and Settlements	Bank Guarantee	Legal and Other Charges	Total

Charges to operations during 2000	$9,139,000	$902,000	$1,875,000	$474,000		$12,390,000
Costs paid during 2000 and 2001	—	—	—	—	—	—
Non-cash items	(9,139,000)	(902,000)	—	—	—	(10,041,000)

Accrued costs as of December 31, 2000 and 2001	—	—	1,875,000	474,000	—	2,349,000
Charges to operations during 2002	—	258,000	—	—	390,000	648,000
Costs paid during 2002	—	(258,000)	(390,000)	—	(390,000)	(1,038,000)

Accrued costs as of December 31, 2002	—	—	1,485,000	474,000	—	1,959,000
Charges to operations during 2003	—	—	—	—	403,000	403,000
Costs paid during 2003	—	—	(658,000)	(334,000)	(403,000)	(1,395,000)

Accrued costs as of December 31, 2003	—	—	827,000	140,000	—	967,000
Charges to operations during 2004	—	—	—	—	74,000	74,000
Costs paid during 2004	—	—	(290,000)	(140,000)	(74,000)	(504,000)

Accrued costs as of December 31, 2004	$—	$—	$537,000	$—	$—	$537,000

As of December 31, 2004, $0.5 million of the liability remained outstanding, of which approximately $0.4 million was included in other long-term liabilities. The Company expects to pay this liability through 2008.

Contractual Obligations and Other Commercial Commitments

The following tables summarize the Company’s contractual obligations and other commercial commitments as of December 31, 2004.

	Payments Due by Period

Description of Contractual Obligation	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years

Revolving Credit Facility	$2,356,000	$2,356,000	$—	$—	$—
Capital Lease Obligations	467,000	422,000	45,000	—	—
Operating Lease Obligations	7,568,000	2,664,000	4,759,000	145,000	—
Other Long-Term Liabilities	500,000	500,000	—	—	—

Total Contractual Obligations	$10,891,000	$5,942,000	$4,804,000	$145,000	$—

Back to Contents

The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2004, the Company had outstanding borrowings under the credit facility of $2.4 million. As of December 31, 2003, the Company had outstanding borrowings under the credit facility of $8.3 million.

The Company has also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective beginning as of the next fiscal year after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

Back to Contents

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company’s European and/or Asian operations as reflected in the Company’s consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable to do so at a reasonable cost.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required to be filed pursuant to this Item 8 are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 1, 2004, the Company’s Audit Committee appointed J.H. Cohn LLP as the Company’s independent registered public accounting firm following the October 26, 2004 resignation of Deloitte & Touche LLP (“Deloitte”), the Company’s former independent registered public accounting firm.

The reports of Deloitte on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of Deloitte’s resignation, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in connection with its reports.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of Deloitte’s resignation, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation of S-K.

Back to Contents

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

In the course of the monthly and quarterly financial closing processes, the Company’s daily interactions with its control environment, its on-going efforts to redesign and implement an enhanced control environment, the restatement of the Company’s consolidated financial statements for prior reporting periods, and the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, management identified material weaknesses regarding various elements of the Company’s internal control over financial reporting as of December 31, 2004 that are described in detail below under Management’s Report on Internal Control Over Financial Reporting. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions or deterioration in compliance with the policies or procedures.

Back to Contents

During 2004 the Company engaged substantial resources to assess its internal control over financial reporting. In April 2004, with the consent of Deloitte who served as the Company’s independent registered public accounting firm at such time, the Company engaged a nationally-recognized accounting and consulting firm, which is not the independent registered public accounting firm engaged to perform the audits of the Company, to assist the Company in its efforts to document, test and remediate its internal control over financial reporting in accordance with the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“COSO framework”) in preparation for year-end testing. However, following the implementation of a new ERP system and significant changes in key finance personnel, including the Chief Financial Officer and the Controller, which occurred in the second quarter, management became aware that the Company had material weaknesses in its control environment which impacted the Company’s ability to effectively manage its business and contributed to immediate short-term liquidity issues which the Company experienced in the third quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail. Based upon management’s daily interaction with its control environment, its conduct of the Company’s monthly and quarterly financial closing process and the issues raised in the course of its efforts to document its internal control over financial reporting under the COSO framework with the assistance of the external accounting firm, management concluded that it had material weaknesses in its internal control over financial reporting. On October 1, 2004, the Company issued a current report on Form 8-K detailing the internal control issues identified at that time consisting of: (i) lack of effective management oversight over key accounting decisions; (ii) lack of adequate control over the accuracy of the financial information being entered into the financial systems; (iii) the need to evaluate and improve the Company's processes, policies and procedures related to financial reporting; (iv) inadequate training of the Company's new and existing financial department resources in the upgraded financial system and lack of adequately trained back-up personnel in critical areas; and (v) ineffective segregation of duties related to key financial reporting roles and managerial oversight of accounting resources. Thereafter the Company refocused its efforts towards evaluating, redesigning and remediating its internal control over financial reporting as related to the weaknesses identified in the October 1, 2004 report on Form 8-K.

Through management’s continuing conduct of the Company’s financial closing processes, its daily interactions with the Company’s control environment, its on-going efforts to redesign and implement an enhanced control environment, the restatement of the Company’s consolidated financial statements for prior reporting periods, and the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, management identified further material weaknesses in its internal control over financial reporting. These material weaknesses, as well as the material weaknesses identified in the October 1, 2004 report on Form 8-K, are discussed in detail below. As of December 31, 2004, the Company had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign its control environment and remediate the material weaknesses in the Company’s internal control over financial reporting continued throughout the remainder of 2004 and continues in 2005. Because management was unable to complete the remediation of these material weaknesses in its internal control over financial reporting prior to December 31, 2004, management was unable to complete testing and documentation of its internal control over financial reporting as contemplated in Paragraph 20 of Auditing Standard No. 2 adopted by PCAOB by December 31, 2004. Therefore, management has concluded that its internal control over financial reporting was not effective as of December 31, 2004.

Back to Contents

Material Weaknesses Identified

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2004:

•	Accounting and Finance Personnel Weaknesses – The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions. These in turn caused a lack of senior level review and oversight over key accounting decisions and resulted in errors in both the entry of financial information and in the preparation of consolidated financial statements. Furthermore the Company experienced significant turnover in finance and accounting personnel during 2004 and the Company lacked adequate transition and knowledge transfer processes which resulted in the loss of a significant amount of historical knowledge related to the Company’s business and its prior accounting practices, processes and policies.

•	Accounting Policies and Procedures Weaknesses - The Company had inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well inadequate documentation regarding the Company’s accounting policies and procedures and the application of those policies and procedures.

•	Weaknesses Related to Implementation of ERP System – The Company failed to adapt its accounting and business processes to conform to the requirements of the Company’s new ERP system and provided insufficient training of its finance and accounting personnel on the functionalities of the ERP system prior to the Company’s April 1, 2004 “go-live” date.

•	Weaknesses Related to Record Retention - Inadequate record retention polices and procedures caused a failure to obtain, retain and safeguard key documents and narratives necessary to provide supporting documentation for how the Company recorded transactions.

Back to Contents

•	Closing and Consolidation Procedures - Management identified deficiencies in the analysis and reconciliation of certain general ledger accounts. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for the inter-company accounts, foreign currency translation adjustment account, unbilled revenues, deferred revenues, payroll accounting, vacation accrual and fixed assets. Unreconciled differences in the Company’s inter-company accounts were improperly recorded as changes to the currency translation account, which resulted in misstatements of revenue, foreign currency translation adjustments and retained earnings. In addition, there were deficiencies in the analysis and reconciliation of intercompany accounts in connection with the charges reported as a result of the divesture of the Company’s Asia-Pacific operations, which resulted in misstatements of the charges in connection with the loss recorded for the divesture of the Company’s Asia-Pacific operations. Finally, there were inadequate controls over the consolidation process for the Company’s international subsidiaries.

•	Inadequate Controls Over Income Tax Accounting - The Company had ineffective controls over the determination and reporting of the provision for income taxes and related prepaid income taxes, income taxes payable and deferred income tax asset and liability balances. As a result, prepaid income taxes, income taxes payable, deferred income tax assets and liabilities and retained earnings were not properly recorded in accordance with accounting principles generally accepted in the United States of America.

•	Lack of an Effective Internal Audit System - The Company had an inadequately staffed, inadequately trained and inexperienced internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, inter-company reconciliations, fixed assets, currency translation adjustments, vacation accrual and income taxes, which resulted in misstatements in prior periods’ consolidated financial statements.

The aforementioned material weaknesses related to the control environment, personnel, policies and procedures, implementation of the ERP system, and record retention impacted the Company’s ability to properly record and report revenue accrual, unbilled revenue, accounts receivable, vacation liability accrual, intercompany account balances, currency translation adjustments and fixed assets. In addition, the material weaknesses related to the closing and consolidation procedures, tax accounting and internal audit significantly impacted the following areas and resulted in misstatements in the Company’s prior periods’ consolidated financial statements: (i) revenue, (ii) intercompany transactions, (iii) fixed assets, (iv) vacation accrual and (v) currency translation adjustment accounts.

Remediation Plan regarding the Material Weaknesses

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting as of December 31, 2004. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company’s overall control environment.

Back to Contents

•	During the fourth quarter of 2004, the Company appointed a new Chief Financial Officer and began to centralize and reorganize its finance organization to create a unified global finance team with responsibility for the accounting and financial reporting functions for the Company and each of its subsidiaries worldwide.

•	During the fourth quarter of 2004, the Company began to redesign and more fully document its business processes, policies and procedures related to record retention, closing and consolidation procedures, income tax accounting, internal audit and other key financial reporting functions.

•	In connection with redesigning its business process, policies and procedures the Company strengthened senior level oversight related to key financial reporting functions by designating an approval process which required approvals from senior finance management personnel.

•	The Company has reallocated resources and added personnel to the Company’s finance and accounting staff to strengthen the accounting function and reorganized the accounting function to provide for increased segregation of duties.

•	The Company trained and cross-trained its finance and accounting personnel in multiple functions and processes related to financial reporting. The Company is implementing a series of training programs to educate its finance and accounting personnel regarding the Company’s internal control standards, with a particular emphasis on the Company’s accounting policies and procedures, record retention, closing and consolidation procedures and income tax accounting.

•	In 2005, the Company strengthened its internal audit function by re-establishing, and allocating additional resources to, its Internal Assurance Department redefining its scope, and reinforcing its mandate.

•	The Company confirmed and communicated its revenue recognition polices to its global accounting teams.

•	The Company implemented the “Asset Accounting” module, and is in the process of implementing “Materials Management” module and “SEM BCS (Strategic Enterprise Management Business Consolidation)” module, within its ERP system, to strengthen the control environment surrounding financial reporting.

•	In addition to further strengthen and improve senior level oversight and review over key financial reporting decisions, the Company also implemented a process whereby each team member’s work is reviewed by a collective group of senior level finance personnel as at the end of each accounting period.

•	In 2005, the Company re-engaged the nationally-recognized accounting and consulting firm to assist the Company in documenting, testing and remediating its internal control over financial reporting in preparation for year-end testing.

Mitigating Procedures Adopted to Ensure Accuracy of Financial Information

Due to the aforementioned material weaknesses in internal control over financial reporting, management performed additional analysis and implemented mitigating controls and procedures during its closing and post-closing processes to ensure that the Company’s consolidated financial statements as of and for the year ended December 31, 2004 comply with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the Company’s financial condition as of December 31, 2004, and results of operations and cash flows for the year ended December 31, 2004.

To remediate these material weaknesses impacting revenue recognition and accrual, accounts receivable, deferred revenue and unbilled revenue, the Company completed the following activities, under the direction of the Company’s Chief Financial Officer:

Back to Contents

•	Manually reviewed the documentation, including customer agreements, purchase orders, timesheets and vendor agreements, underlying the financial information entered in the Company’s ERP system and verified the financial information against such source documentation;

•	Manually reviewed and validated the accuracy of the revenue accruals for the time and materials and fixed bid contracts;

•	Documented and validated with the respective project managers the progress on milestone-based contracts and manually reviewed each percentage of completion calculation to validate the appropriate revenue recognition and accruals;

•	Manually reviewed and validated the accuracy of invoices generated by ERP system;

•	Manually reviewed, validated and approved all customer credits; and

•	Collected, reviewed and validated the timesheets and performed monthly cut-off procedures to ensure that hours worked, and the corresponding revenue recognized, were recorded in the appropriate period.

To address the material weaknesses related to deficiencies in analyzing and reconciling the general ledger accounts related to payroll, under the direction of the Company’s Chief Financial Officer, the Company performed a manual review, validation and reconciliation of the postings to the payroll control account to ensure that the accounts balanced at the end of each month.

To address the material weaknesses related to deficiencies in analyzing and reconciling intercompany account transactions, under the direction of the Company’s Chief Financial Officer, the Company completed the following activities:

•	Performed a manual review, validation and reconciliation of intercompany transactions and accounts for all locations to identify the appropriate correcting entries; and

•	Identified and made correcting entries into the books of accounts at each of the relevant locations.

To correct the misstatements in the Company’s currency translation adjustments and retained earnings resulting from the improper recording of unreconciled balances in the intercompany accounts as changes to the currency translation account, under the direction of the Company’s Chief Financial Officer, the Company analyzed the reconciliation of the intercompany accounts to identify matching adjustments to the currency translation adjustment account and re-calculated the currency translation adjustment account balances from December 2001 in accordance with accounting principles generally accepted in the United States of America.

To address the material weaknesses impacting the fixed assets accounting, under the direction of the Company’s Chief Financial Officer, the Company completed the following activities:

Back to Contents

•	Performed a physical verification of the assets at the United States and India locations; and

•	Created a fixed assets register in the United States location based on the results of the physical verification and adjusted the books of accounts for any discrepancies.

To address the material weaknesses impacting vacation accrual, under the direction of the Company’s Chief Financial Officer, the Company completed the following activities:

•	Reviewed and recalculated the vacation accrual balances as of and for the years ended December 31, 2004, 2003, 2002 and 2001 in accordance with the applicable FASB guidelines; and

•	Recomputed and reconciled vacation accrual costs to the payments made to employees for the years ended December 31, 2004, 2003, 2002 and 2001.

In addition, to further strengthen and improve senior level oversight and review over key financial reporting decisions, the Company also implemented a process whereby each team member’s work is reviewed by a collective group of senior level finance personnel as at the end of each accounting period.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the Chief Financial Officer.

J.H. Cohn LLP, the Company’s independent registered public accounting firm, has stated in their report which is incorporated herein that they are unable to opine on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 or the effectiveness of internal control over financial reporting as of December 31, 2004.

Changes in Internal Controls

In addition to the changes described under “Internal Control over Financial Reporting,” during the fiscal year ended December 31, 2004, the Company experienced significant changes in its internal control over financial reporting. At the beginning of the second quarter the Company and its India subsidiary went live on the new ERP system. At the same time, as previously disclosed via a current report on Form 8-K filed on April 5, 2004, the Company hired a new Chief Financial Officer, and the Company’s acting Chief Financial Officer and Controller resigned. Throughout 2004 the Company continued to experience significant turn-over among key finance personnel, including Controller, Assistant Controller and Director of Financial Planning Analyst. At the beginning of the fourth quarter as previously disclosed via a current report on Form 8-K filed on October 15, 2004, the Company’s Chief Financial Officer resigned and the Company again appointed a new Chief Financial Officer and centralized and reorganized its finance team to create a unified global finance team. Furthermore during the fourth quarter of 2004 and as previously disclosed via a current report on Form 8-K filed on December 1, 2004, the Chairman of the Company’s Audit Committee resigned.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant .

The current members of the Board of Directors are:

		Served as a	Positions with
Name	Age	Director Since	the Company

Vikram Gulati	40	2005	President,
			Chief Executive Officer and Director
Ravi Adusumalli	29	2004	Director
Ajit Issac	38	2004	Director
Srini Raju	44	2004	Director
Sandeep Reddy	37	2004	Director
Alexander Graham Wilson	57	2002	Director
Andrew Yan	48	2004	Director

The principal occupations and business experience, for at least the past five years, of each director is as follows:

Vikram Gulati. Vikram Gulati was appointed to the Board of Directors and to the positions of President and Chief Executive Officer effective April 4, 2005. Prior to joining the Company, Mr. Gulati held a number of positions in business development and business management with Wipro Limited (“Wipro”) from 1988 through 2005. Mr. Gulati most recently served as the head of Wipro’s Global Enterprise Application Solutions Group.

Ravi Adusumalli. Ravi Adusumalli was appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Adusumalli joined Softbank Asia Infrastructure Fund (SAIF) in early 2002 and is currently a General Partner and Head of SAIFs India Operations. Prior to joining SAIF, Mr. Adusumalli was an Associate Partner with Mobius Venture Capital, a $1.25 billion early stage venture capital firm in Silicon Valley. He previously worked at Credit Suisse First Boston as an Associate and with Wasatch Funds, a mutual fund with over $9 billion in assets that specialized in small cap and micro cap companies listed on US and international exchanges. Mr. Adusumalli graduated from Cornell University with a Bachelors of Arts in Economics and Government. Mr. Adusumalli serves on the board of directors of SAIFs investments in Sify, SEVEN Networks, Investsmart, and Intelligroup.

Back to Contents

Ajit Isaac. Ajit Isaac appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Isaac is an industry specialist on human capital related issues in India. Mr. Isaac founded and is Managing Director of PeopleOne Consulting (I) Pvt. Ltd., which was recently acquired by Adecco. Prior to founding PeopleOne Consulting in June 2000, Mr. Isaac worked with Essar Group, one of India's largest business conglomerates, in various leadership roles. Mr. Isaac is a gold medalist in his post graduate program in personnel management from the Madras School of Social Work. A British Chevening Scholar, he has also completed a Manager’s for Leadership Program from Leeds University.

Srinivasa Raju. Srinivasa Raju was elected to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Raju is the founder and Chairman of iLabs, technology incubator businesses based on intellectual property in life sciences, telecommunications and internet-based business services. Prior to founding iLabs, from 1992 until 2003, Mr. Raju served as a Director of Satyam Computer Services, Ltd. and also served as Chief Operating Officer of Satyam Computer Services Ltd. from 1992 until 2000. Additionally, Mr. Raju was the founding Chief Executive Officer and Director of Satyam Enterprise Solutions Ltd. From 1994 until 1996, Mr. Raju held the position of Chief Executive Officer of Dun & Bradstreet. Satyam Software Ltd. (now known as Cognizant Technology Solutions). Mr. Raju graduated with Honors from R.E.C., Kurukshetra with a Bachelor of Science in Civil Engineering and from Utah State University with a Masters degree in Civil & Environmental Engineering.

Sandeep Reddy. Mr. Reddy was elected to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Since July 2000, Mr. Reddy has been a Vice Chairman of iLabs, a technology incubator businesses based on intellectual property in life sciences, telecommunications and internet-based business services. Mr. Reddy also serves on the Board of Directors of Sify, Ltd.

Alexander Graham Wilson. Alexander Graham Wilson was elected to the Board of Directors in June 2002. Mr. Wilson currently serves as a Director of Xendra Limited, a Wellington, New Zealand company, and has been pursuing private business interests including several information technology management and consulting assignments since 1998. Since 1999, Mr. Wilson has also been a member of the Technology New Zealand Advisory Committee for the Foundation of Research, Science and Technology. From 1984 to 1998, Mr. Wilson worked for Azimuth Consulting Limited, an independent IT consulting company located in Wellington, New Zealand, which he co-founded in 1983 and which was acquired in late 1998 by Intelligroup. From 1992 to 1997, he was a member of the Executive Committee of the Information Technology Association of New Zealand. From 1994 until 1995 Mr. Wilson was a Director of Public Record Access New Zealand Limited, a joint venture between Telecom New Zealand, Unisys New Zealand and Azimuth. Mr. Wilson received a degree with honors from Auckland University in New Zealand and did post-graduate work at Monash University in Melbourne, Australia.

Back to Contents

Andrew Y. Yan. Andrew Y. Yan was appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Yan joined Softbank Asia Infrastructure Fund (SAIF) in late 2001 as a Managing Partner. Prior to joining SAIF, Mr. Yan worked at Emerging Markets Partnership, the Principal Advisor to the US$2.7 billion AIG Asian Infrastructure Funds, from 1995 to 2001 as Managing Director and Head of the Hong Kong office. Mr. Yan has also worked at Sprint International Corporation as Director for Strategic Planning and Business Development for the Asia Pacific region, the Hudson Institute, the World Bank and the State Commission for Economic Restructuring of the State Council of China. Mr. Yan received a Bachelors degree with distinction in engineering from the Nanjing Aeronautics Institute, a Masters degree with Top Honorary Prize for his thesis from Beijing University and a Masters degree from Princeton University where he also worked toward a Ph.D. He also studied international finance at the Wharton School Executive MBA Program. Mr. Yan is on the board of directors of SAIFs investments in Shanda, Bellwave, Bocom, Intelligroup, Mobi, Novel, TGC and UnionPay Merchant. He is also an independent director of China Oilfield Services Limited and Stone Electronic Technology Limited (both listed on the Hong Kong Stock Exchange), China Eastern Communications Co., Ltd. (listed on the Shanghai Stock Exchange) and a governor of the Chinese Venture Capital Association. Mr. Yan has published a book entitled Trial after Triumph: East Asia after the Cold War (1992).

The following table identifies the current executive officers(1) of the Company:

Name	Age	Capacities in Which Served	In Current Position Since

Vikram Gulati	40	Chief Executive Officer and President	2005
Madhu Poomalil(2)	39	Chief Financial Officer and Treasurer	2004
Shirley Spoors(3)	43	Vice President, Human Resources	2003
Ranjit Prithviraj(4)	36	Chief Operating Officer, Intelligroup Asia	2005

(1)	Nagarjun Valluripalli served as Chief Executive Officer and President for the entire fiscal 2004, but was removed from his position as Chief Executive Officer and President on April 4, 2005. Bosco Malapatti served as Chief Operating Officer, Intelligroup Asia as of December 31, 2004, but resigned from his position effective May 5, 2005. Christian Misvaer served as the Company’s General Counsel and Secretary as of December 31, 2004, but resigned from his position effective July 1, 2005. David Distel served as Chief Financial Officer for approximately six months in fiscal 2004, but resigned from the Company on October 15, 2005. Each of the aforementioned individuals are therefore listed as a “Named Executive”, but are not included in the above table since these individuals do not currently serve as an Executive Officer.

Back to Contents
(2)	Madhu Poomalil joined the Company in 2000 and was appointed as Chief Financial Officer and Treasurer effective October 15, 2004. Mr. Poomalil oversees the Company's worldwide financial and accounting functions. Prior to this appointment, Mr. Poomalil served as the Chief Financial Officer of Intelligroup's India operations with responsibility for managing international finance and administration, as well as various operational components of the India operation. Prior to Intelligroup, Mr. Poomalil held various management positions in member firms of Ernst & Young, LLP, D.E. Shaw and ADP Wilco. Mr. Poomalil is a Chartered Accountant and a Fellow Member of The Institute of Chartered Accountants of India, New Delhi, India. He earned his Bachelors Degree in Science, specializing in Mathematics and Statistics; and passed the Certified Information Systems Auditor exam conducted by the Information Systems Audit & Control Association, Illinois, USA.
(3)	Shirley Spoors has served as the Vice President of Human Resources (US Operations) since November 2003. Prior to joining Intelligroup, Ms. Spoors worked as a Director of Human Resources for FirePond, Inc. Ms. Spoors holds a degree in Business Administration from Minnesota State University.
(4)	Ranjit Prithviraj joined the Company in 1997 and was formally appointed to the position of Chief Operating Officer of Intelligroup Asia, effective July 1, 2005. In this role, Mr. Prithviraj manages the Company’s India subsidiary. Prior to assuming this role, Mr. Prithviraj held a variety of roles with the Company. Most recently, he served as the Company’s Senior Vice President for the Global Management Services organization. Mr. Prithviraj also serves on the Board of Directors for the Company’s subsidiaries, Intelligroup Asia and Intelligroup Europe. Mr. Prithviraj holds a Bachelor of Engineering degree in Electronics from Bangalore University, India.

None of the Company's executive officers is related to any other executive officer or to any Director of the Company. Executive officers of the Company are elected annually by the board of directors and serve until their successors are duly elected and qualified.

Audit Committee Financial Expert

From January 1, 2004 through November 29, 2004, Dennis McIntosh served as Chairman of the Company’s Audit Committee. Mr. McIntosh was an independent member of the board of directors as defined in NASDAQ Rule 4200(a)(14) and qualified as an “audit committee financial expert” as defined in rules promulgated by the SEC.

Following Mr. McIntosh’s resignation on November 29, 2004, the board of directors lacked independent members who could meet the qualifications for an “audit committee financial expert”. The Company is in the process of trying to identify potential nominees who would meet the independence requirements of a national securities exchange and qualify as an audit committee financial expert. Prior to applying for listing on a national securities exchange, the Company plans to recruit one or more individuals to serve on the Board, including an individual who would meet the qualifications for an “audit committee financial expert”.

Back to Contents

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively, the "Reporting Persons") to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Except as set forth below, based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, the Company believes that for the fiscal 2004 there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons.

Prakash Easwaran* filed a Form 4 on February 26, 2004 related to an option exercise on February 23, 2004. Such Form 4 should have been filed no later than February 25, 2004.

David Distel* filed a Form 3 on April 14, 2004 related to the initial statement of beneficial ownership. Such Form 3 should have been filed no later than April 12, 2004. In addition such Form 3 disclosed an option grant which should have been reported no later than April 6, 2004 and therefore Mr. Distel should have either filed such Form 3 no later than April 6, 2004 or filed a Form 4 disclosing the option grant no later than April 6, 2004.

Nic DiIorio* filed a Form 4 on June 14, 2004 related to a stock option grant issued on June 8, 2004. Such Form 4 should have been filed no later than June 10, 2004.

Harry Webb* filed a Form 3 on July 19, 2004. Such Form 3 disclosed an option grant which should have been reported no later than July 12, 2004 and therefore Mr. Webb should have either filed such Form 3 no later than July 12, 2004 or filed a Form 4 disclosing the option grant no later than July 12, 2004.

Douglas Berto* filed a Form 3 on August 4, 2004. Such Form 3 disclosed an option grant which should have been reported no later than July 28, 2004 and therefore Mr. Berto should have either filed such Form 3 no later than July 28, 2004 or filed a Form 4 disclosing the option grant no later than July 28, 2004.

Based solely upon review of the filing available via the SEC Edgar database, SB Asia Infrastructure Fund L.P. filed a Form 3 on October 13, 2004 related to the initial statement of beneficial ownership. Such Form 3 should have been filed no later than October 12, 2004.

*Such persons are no longer Reporting Persons.

The Company has adopted a Code of Business Conduct and Ethics. The text of the Code of Business Conduct and Ethics is posed on the Company’s internet site at www.intelligroup.com.

Back to Contents

Item 11. Executive Compensation.

Summary of Compensation

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid during the years ended December 31, 2004, 2003 and 2002 to each person who served as the Company's Chief Executive Officer at any time during the year ended December 31, 2004 and the four other most highly compensated executive officers employed by the Company as of December 31, 2004 and whose aggregate cash compensation exceeded $100,000 in 2004 (collectively, the "Named Executives").

SUMMARY COMPENSATION TABLE

								Long-Term
		Annual Compensation						Compen-
								sation
								Awards

						Other
						Annual		Securities	All Other
						Compen-		Underlying	Compen-
Name and Principal	Year	Salary		Bonus		sation		Options	sation
Position		($)		($)		($)(1)		(#)	($)

Nagarjun Valluripalli	2004	308,000		—		—		—
Chairman of the	2003	334,249		—		—		—	118,010	(2)
Board, President and Chief Executive Officer	2002	335,413		—		—		1,050,000	40,382	(2)
Madhu Poomalil	2004	88,565	(3)	40,635	(3	42,243	(4)	10,000	5,510	(2)(3)
Chief Financial Officer	2003	77,675		5,629		6,794		—	—
	2002	59,529		6,201		100		—
Christian Misvaer	2004	157,176		57,000		—		—	—
General Counsel	2003	34,260	(5)	—		—		80,000	—
Shirley Spoors	2004	113,749		52,000		—		50,000	—
Vice President – Human Resources	2003	8,333	(6)			—		—	—
Bosco Malapatti	2004	124,345	(7)	2,591	(7)	—		—	13,743	(2)(7)
Chief Operating Officer	2003	113,553		8,224		158		15,000
	2002	85,859		15,754		13,136		—
David Distel	2004	135,417	(8)						187,500	(9)
Chief Financial Officer

(1)	In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive for the fiscal year.
(2)	Represents encashment of accrued vacation.

Back to Contents

(3)	Based upon an exchange rate of one (1) US Dollar to forty-three and forty-six one hundredths (43.46) Indian Rupees. Such payments were made to Mr. Poomalil in Indian Rupees.

(4)	Represents the sum of $42,243 in relocation and living expenses which the Company paid on Mr. Poomalil’s behalf following his relocation to the United States in October 2004.

(5)	Mr. Misvaer was employed by the Company beginning September 15, 2003. His annual salary was $135,000.

(6)	Ms. Spoors was employed by the Company beginning November 1, 2003. Her annual salary was $100,000.

(7)	Based upon an exchange rate of one (1) US Dollar to forty-three and forty-six one hundredths (43.46) Indian Rupees. Such payments were made to Mr. Malapatti in Indian Rupees.

(8)	Represents the salary amount paid to Mr. Distel during employment as the Company’s Chief Financial Officer and Treasurer from April 1, 2004 through October 15, 2004.

(9)	Represents the severance amount paid to Mr. Distel in accordance with the terms of the Separation Agreement dated October 15, 2004 between Mr. Distel and the Company.

Option Grants in 2004

The following table sets forth information concerning individual grants of stock options made during 2004 pursuant to the Company's 1996 Stock Option Plan or the 2004 Equity Incentive Award Plan to each of the Named Executives. The Company has never granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of					Potential Realizable Value
	Securities		Percent of Total			At Assumed Annual Rates
	Underlying		Options			of Stock Price
	Options		Granted to	Exercise or		Appreciation For Option
	Granted		Employees in	Base Price		Term(4)
	(#)		Fiscal Year(3)	($/SH)	Expiration Date	5%($)	10%($)

Nagarjun Valluripalli	—		—	—	—	—	—
Madhu Poomalil	10,000	(1)	0.76%	7.25	4/1/2014	$45,595	$115,546
Christian Misvaer	—		—	—	—	—	—
Shirley Spoors	50,000	(1)	3.79%	7.25	4/1/2014	$227,974	$57,732
Bosco Malapatti	—		—	—	—	—	—
David Distel	200,000	(1)	15.14%	7.25	4/1/2014	—	—
	50,000	(2)	3.79%	3.99	8/2/2014	—	—

Back to Contents

____________
(1)	Such options were granted pursuant to the Company's 1996 Stock Option Plan. For a detailed description of the 1996 Stock Option Plan, please refer to the discussion of “Equity Plans Approved by Shareholders” in Item 12.

(2)	Such options were granted under the Company’s 2004 Equity Incentive Award Plan (“2004 Plan”). For a more detailed discussion of the 2004 Plan, please refer to the discussion of “Equity Plans Approved by Shareholders” in Item 12.

(3)	Based on an aggregate of 1,220,612 options granted to employees in 2004 under either the 1996 Plan or the 2004 Plan, including options granted to the Named Executives.

(4)	Based on a grant date fair market value of $7.25 for the April 1, 2004 grants to Mr. Poomalil, Mr. Distel and Ms. Spoors and $3.99 for the August 2, 2004 grant to Mr. Distel.

Aggregated Option Exercises in Fiscal 2004 and Year-End Option Values

There were no option exercises by the Named Executives in fiscal 2004.

Director Compensation

Pursuant to Company policy, as amended July 31, 2003, each non-employee director was entitled to receive the following cash payments: (i) $26,000 annual fee which was paid in arrears after the Company’s Annual Meeting (for Directors who serve less than one year such fee is prorated as to the number of Board meetings held during the year for which compensation is paid); (ii) $2,600 per each meeting of the Board attended; (iii) $2,000 per each meeting of the Audit Committee attended; (iv) $1,000 per each meeting of any other committee of the Board attended; (v) $500 per each meeting of the Board, or committee thereof, at which such member participates via telephone; and (vi) an annual stock option grant exercisable for 10,000 shares of the Company’s Common Stock which was granted in arrears after the Annual Meeting. The option grant is subject to the Company's standard vesting program. The Company reimburses Directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board.

On April 27, 2004, the Company amended its policy regarding compensation to its non-employee directors for board service. Pursuant to such amended policy, each non-employee director was entitled to receive the following cash payments: (i) $30,000 annual fee for directors and $40,000 annual fee for the Lead Director payable at the next Annual Shareholder Meeting (for Directors who serve less than one year such fee is prorated as to the number of Board meetings held during the year for which compensation is paid); (ii) $4,000 per each in person Board attended and $2,000 per each telephonic meeting attended; (iii) for Audit Committee and Compensation Committee meetings the Chairman will receive $2,500 for each in person meeting attended and $1,500 for each telephonic meeting attended and the committee members will receive $1,500 for each in person meeting attended and $750 for each telephonic meeting attended; (iv) for Corporate Governance/Nominating Committee and Qualified Legal Compliance Committee meetings the Chairman will receive $2,500 for each in person meeting attended and $1,500 for each telephonic meeting attended and the committee members will receive $1,000 for each in person meeting attended and $750 for each telephonic meeting attended; and (v) annual option grant exercisable for 20,000 shares of the Company’s Common Stock in accordance with the terms of the Company’s 1996 Stock Option Plan at the time of the Annual Shareholder Meeting.

Back to Contents

On October 8, 2004, the Company terminated the aforementioned compensation policy for all directors.

Effective November 2004, the Company adopted the following policy for compensating non-employee directors: (i) $5,000 annual fee to be paid in arrears after the Company’s Annual Shareholders’ Meeting (such annual fee shall be pro-rated for directors who serve less than one year); (ii) $2,000 for each in person board meeting (such fee includes associated travel costs); and (iii) $1,500 for each in person Audit Committee meeting (such fees include all associated travel costs). The Company reimburses Directors for reasonable travel expenses incurred when traveling on Company business (other than travel costs related to attending Board of Director or Audit Committee meetings).

Other than the non-employee directors, who were compensated pursuant to such policies in 2004, Directors do not otherwise receive cash compensation for board service.

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

Prior to October 8, 2004, each person who was a Director of the Company on the effective date of the Company's initial public offering or became or will become a Director of the Company thereafter, and who is not also an employee or officer of the Company, was or shall be granted, on the date of such initial public offering or the date on which he or she became a Director, whichever is later, an option to purchase 20,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. No subsequent grants are permitted to such individuals under the Director Plan. All options become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee then remains a Director at the time of vesting of the installments. The right to exercise annual installments of options will be reduced proportionately based on the optionee's actual attendance at Directors' meetings if the optionee fails to attend at least 80% of the Board of Directors' meetings held in any calendar year. The term of each option will be for a period of ten years from the date of grant, unless sooner terminated in accordance with the Director Plan. Options may not be transferred except by will or by the laws of descent and distribution or pursuant to a domestic relations order and are exercisable to the extent vested at any time prior to the scheduled expiration date of the option. The Director Plan terminates on the earlier of May 31, 2006 or at such time as all shares of Common Stock currently or hereafter reserved for issuance shall have been issued. To date 130,000 options have been granted pursuant to the Director Plan.

Members of the Board of Directors, including non-employee Directors, also are eligible to receive option grants pursuant to the 2004 Equity Incentive Award Plan.

On June 8, 2004, each of Messrs. Besier, Di Iorio, McIntosh, Pandey and Wilson received options to purchase 20,000 shares of the Company’s Common Stock under the 2004 Equity Incentive Award Plan at an exercise price of $3.98 per share, the fair market value of the Company’s Common Stock at the date of grant.

Back to Contents

Employment Agreements, Change-In-Control Agreements, Indemnification Agreements, Non-Competition, Non-Disclosure and Non-Solicitation Agreements

Vikram Gulati

The Company entered into a one year employment agreement with Vikram Gulati, the Company's Chief Executive Officer and President, effective June 30, 2005. The agreement provides for, among other things: (i) an annual base salary of $225,000; (ii) a potential annual bonus in the amount of up to one hundred (100%) percent of such base salary, prorated for the first year of employment, subject to Mr. Gulati meeting certain objectives to be agreed upon with the Company; (iii) a grant of 500,000 stock options exercisable at $1.45 per share and, subject to shareholder approval, a subsequent grant of 400,000 options exercisable at $1.25 per share; (vi) reimbursement of all reasonable relocation expenses incurred by Mr. Gulati; and (v) continuation of base salary payments for twelve (12) months following termination of the Agreement unless the Agreement is terminated for cause (as defined in the Agreement). In addition the agreement provides that upon the effectiveness of a Change in Control (as defined in the Agreement): (a) option vesting shall be accelerated by twelve (12) months for all the remaining options, to the extent not vested and exercisable, and (b) in the event Venture Tech should own less than ten (10%) of the Company's outstanding shares or the Company terminates Mr. Gulati's employment or changes the Mr. Gulati's role (as defined in the Agreement) all remaining options, to the extent not vested and exercisable, shall become fully vested and exercisable.

Nagarjun Valluripalli

Mr. Valluripalli entered into a two-year employment agreement with the Company commencing on September 20, 2002. Pursuant to the terms of such agreement, Mr. Valluripalli was entitled to, among other things: (i) an annual base salary of $350,000; (ii) a potential annual bonus based upon meeting and exceeding the Company’s annual budget approved by the Company’s Board of Directors for pre-tax income; and (iii) continuation of base salary payments for a fifteen (15) month period and reimbursement for medical benefits pursuant to an election under COBRA in the event of the Company's termination of Mr. Valluripalli's employment with the Company without cause. In addition to the provisions of such agreement requiring Mr. Valluripalli to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Valluripalli agreed that during the term of his employment and for a period of fifteen (15) months following the termination of his employment with the Company, he would not, among other things, (i) interfere with the Company's customer relationships or (ii) solicit the Company's employees, executives and affiliates. In the event that Mr. Valluripalli's employment were terminated during the period beginning one (1) month before, and ending twelve (12) months after, a Change in Control (as defined in the agreement), then (i) Mr. Valluripalli would receive continuation of base salary payments for a fifteen (15) month period and reimbursement for medical benefits pursuant to an election under COBRA; (ii) the non-competition restrictions, including the restrictions that Mr. Valluripalli not solicit the Company's customers or solicit the Company's employees, executives and affiliates would lapse; and (iii) the unvested portion of any stock options granted by the Company to Mr. Valluripalli shall vest in full and become exercisable. Mr. Valluripalli’s employment agreement expired on September 20, 2004. Mr. Valluripalli was removed from his position as the Company’s Chief Executive Officer and President effective April 4, 2005. The provisions requiring Mr. Valluripalli to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company and prohibiting Mr. Valluripalli from, among other things, engaging in competitive business activities, interfering with the Company's customer relationships or soliciting the Company's employees, executives and affiliates for a period of fifteen months following termination of his employment expressly survive termination of the agreement.

Back to Contents

Madhu Poomalil

On June 2, 2005, the Company entered into a two-year employment agreement with Madhu Poomalil, the Company's Chief Financial Officer and Treasurer. The employment agreement provides for, among other things: (i) an annual base salary equivalent of Indian rupees 8,155,000 (which is approximately $187,000 based on the exchange rate as of June 7, 2005); (ii) a potential bonus in the amount of fifty percent of such base salary subject to Mr. Poomalil meeting certain objectives to be agreed upon with the Company; (iii) two grants of 100,000 stock options each, (iv) reimbursement of relocation expenses incurred by Mr. Poomalil; and (v) continuation of base salary payments for twelve (12) months in the event the Company terminates Mr. Poomalil's employment without cause. In addition, the agreement provides that upon the effectiveness of a Change in Control (as defined in the employment agreement) the vesting for all of the remaining options shall be accelerated by twelve (12) months as of the effective date of the Change of Control, and that all of the remaining option shares, to the extent not vested and exercisable, shall become fully vested and exercisable in the event that the Company terminates Mr. Poomalil's employment or attempts to change Mr. Poomalil's role (as defined in the employment agreement), and (vii). Such employment agreement is terminable by either party upon thirty (30) days prior written notice and by the Company at any time for cause.

Ranjit Prithviraj

Effective July 1, 2005, the Company entered into a two year employment agreement with Ranjit Prithviraj, pursuant to which Mr. Prithviraj was promoted to the position of Chief Operating Officer for the Company's subsidiary, Intelligroup Asia Pvt. Ltd. The agreement provides for, among other things: (i) an annual base salary equivalent of 8,155,000 Indian rupees (which is approximately $188,000 based on the exchange rate as of July 1, 2005); (ii) a potential annual bonus in the amount of up to fifty percent of such base salary subject to Mr. Prithviraj meeting certain objectives to be agreed upon with the Company; (iii) confirmation of stock option grants awarded on June 1, 2005 of 100,000 shares exercisable at $1.50 per share, which was above the then current market price of the Company’s Common Stock, and of 100,000 shares exercisable at $1.25 per share, which was above the then current market price of the Company’s Common Stock; (iv) expense reimbursement in an amount not to exceed $15,000 each year for personal travel between India and the United States; (v) continuation of base salary payments for twelve (12) months in the event the Company terminates Mr. Prithviraj's employment for any reason other than cause (as defined in the Agreement); and (vi) reimbursement of relocation expenses incurred by Mr. Prithviraj in an amount not to exceed $15,000. In addition, the agreement provides that upon the effectiveness of a Change in Control (as defined in the agreement): (a) option vesting shall be accelerated by twelve (12) months for all the remaining options, to the extent not vested and exercisable, and (b) in the event the Company terminates Mr. Prithviraj's employment or changes his role (as defined in the agreement) all remaining options, to the extent not vested and exercisable, shall become fully vested and exercisable.

Back to Contents

Shirley Spoors

On June 21, 2005, the Company entered into an amended and restated employment agreement with Shirley Spoors, the Company's Vice President of Human Resources. The agreement provides for, among other things: (i) an annual base salary of equivalent of $182,000; (ii) payment of a $26,000 bonus for prior performance on June 30, 2005; and (iii) continuation of base salary payments for three months in the event the Company terminates Ms. Spoors' employment without cause during the term of the Agreement. In addition, the agreement provides that upon the effectiveness of a Change in Control (as defined in the agreement) all the remaining options, to the extent not vested and exercisable, shall become fully vested and exercisable. The term of the agreement is through December 31, 2005. Either party must provide written notice prior to November 30, 2005 in the event the party decides not to renew the agreement. In the event either party fails to give timely notice, the agreement shall automatically extend for thirty (30) days beyond the notice date.

David Distel

On April 1, 2004, Mr. Distel entered into an employment agreement with the Company which provided for, among other things: (i) an annual base salary of $250,000; (ii) a potential bonus in the amount of 50 percent of such base salary; (iii) a grant of 200,000 stock options exercisable at $7.25 per share, the then current market price of the Company’s Common Stock; and (iv) continuation of base salary payments for nine (9) months and reimbursement for medical benefits pursuant to an election under COBRA in the event the Company terminates Mr. Distel’s employment without cause. In addition, the agreement provided that upon the effectiveness of a Change in Control (as defined in the employment agreement) all of the remaining options, to the extent not vested and exercisable, would become vested and exercisable fifteen (15) days prior to the anticipated effective date of the Change of Control, unless provision were made in connection with such Change of Control for the assumption of the options, or the substitution of such options with new options of the successor entity or parent thereof, with appropriate adjustment to the number of option shares and, if appropriate, the exercise price. Such employment agreement was terminable at will by the Company at any time and by Mr. Distel upon sixty (60) days prior written notice. In addition to the provisions of such agreement requiring Mr. Distel to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Distel agreed that during the term of his employment and for a period of one year following the termination of his employment with the Company, he would not, among other things, (i) interfere with the Company's customer relationships, (ii) solicit the Company's employees, executives and affiliates, or (iii) engage in any business that competes with the Company. Mr. Distel resigned from his position with the Company effective October 15, 2004. The Company issued a severance payment in the amount of $187,500 to Mr. Distel in 2004.

Back to Contents

Christian Misvaer

Mr. Misvaer entered into an employment agreement, as amended March 25, 2004, with the Company which provided for, among other things: (i) an annual base salary of $155,000; (ii) a potential bonus in the amount of 40 percent of such base salary; and (iii) continuation of base salary payments for six (6) months in the event the Company terminated Mr. Misvaer’s employment without cause. In addition, the agreement provided that upon the effectiveness of a Change in Control (as the term is defined in the employment agreement) all of the remaining options, to the extent not vested and exercisable, would become vested and exercisable fifteen (15) days prior to the anticipated effective date of the Change of Control, unless provision were made in connection with such Change of Control for the assumption of the options, or the substitution of such options with new options of the successor entity or parent thereof, with appropriate adjustment to the number of option shares and, if appropriate, the exercise price. Such employment agreement was terminable at will by the Company at any time and by Mr. Misvaer upon sixty (60) days prior written notice. In addition to the provisions of such agreement requiring Mr. Misvaer to maintain the confidentiality of the Company's proprietary information and assign inventions to the Company, Mr. Misvaer agreed that during the term of his employment and for a period of one year following the termination of his employment with the Company, he would not, among other things, (i) interfere with the Company's customer relationships, (ii) solicit the Company's employees, executives and affiliates, or (iii) engage in any business that competes with the Company. Mr. Misvaer resigned from his position with the Company effective July 1, 2005. Effective July 1, 2005, the Company entered into an Independent Contractor Agreement with Pontus, Inc. for the purposes of retaining Mr. Misvaer to provide certain legal department support services. The Independent Contractor Agreement provides for, among other things: (i) a monthly payment of $7,200 for a minimum of twenty (20) hours per week; (ii) a potential payment of $90 per hour for each hour worked in excess of twenty (20) hours per week; (iii) a guaranteed performance bonus of $36,000; and (iv) a contract term of three months, with a Company option to extend for an additional three months.

Others

In addition to the foregoing, the Company generally enters into indemnification agreements with each of its executive officers and directors pursuant to which the Company has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of the Company.

Substantially all of the Company's employees have agreed, pursuant to written agreement, not to compete with the Company, not to disclose Company information and not to solicit Company employees.

Compensation Committee Interlocks and Insider Participation

During the first three quarters of 2004, Klaus Besier, Dennis McIntosh and Nic Di Iorio served on the Compensation Committee. Messrs. Besier, McIntosh and DiIorio have not served as either an officer or employee of the Company or any of its subsidiaries at any time. During 2004, Mr. McIntosh served as Executive Vice President, Chief Financial Officer of SBLI USA Mutual Life Insurance Company, Inc. In 2004, the Company paid $82,113 in fees to SBLI USA Mutual Life Insurance Company, Inc.

Back to Contents

On October 8, 2004, the Company reconstituted its Compensation Committee and appointed Ravi Adusumalli, Sandeep Reddy and Ajit Issac as members of the Compensation Committee. Messrs. Adusumalli, Reddy and Isaac have not served as either an officer or employee of the Company or any of its subsidiaries at any time. Effective August 1, 2005, the Company’s wholly-controlled subsidiary, Intelligroup Asia, Pvt. Ltd., entered into a lease agreement with iLabs Hyderabad Technology Center Pvt. Ltd., of which Mr. Raju is Chairman and Mr. Reddy is Vice Chairman.

Except as described above, there are no, and during 2004 there were no, compensation committee interlocks.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Other Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

There are, as of September 26, 2005, approximately 75 holders of record and approximately 3,285_beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of August 15, 2005, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees), (iii) each of the Company's Named Executives, and (iv) all Directors and executive officers as a group. This information is based upon information furnished to the Company by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is that of the Company address.

		Amount and Nature of		Percent
Name and Address of Beneficial Owner		Beneficial Ownership(1)		of Class(2)

(i)	Certain Beneficial Owners:

SB Asia Infrastructure Fund LP(3)		17,647,058	(4)	50.3%
Venture Tech Assets Ltd.(5)		19,280,445	(6)	55%

(ii)	Directors (which includes all nominees) and Named Executives who are not set forth above:
	Nagarjun Valluripalli	51,500	(7)	*
	Ravi Adusumalli	0		*
	Andrew Yan	0		*
	Sandeep Reddy	7,515,750	(8)	21.4%
	Srini Raju	7,515,750	(9)	21.4%
	Alexander Graham Wilson	473,164	(10)	*
	Ajit Isaac	160,000	(11)	*
	Madhu Poomalil	15,000	(12)	*
	Christian Misvaer	32,393	(13)	*
	Shirley Spoors	13,436	(14)	*
	Bosco Malapatti	0		*
	David Distel	0		*
(iii)	All Directors and executive officers as a group (12 persons)(14)	8,261,243		23.4%

	* Less than one percent.

Back to Contents

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.
(2)	Applicable percentage of ownership is based on 35,102,440 shares of Common Stock outstanding on August 15, 2005, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within sixty (60) days after August 15, 2005.
(3)	The address for SB Asia Infrastructure Fund L.P. (the “Fund”) is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Partners LP is the sole general partner of the Fund. The address for SB Asia Pacific Partners LP is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Investments Limited is the sole general partner of SB Asia Pacific Partners LP. The address for SB Asia Pacific Investment Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. Asia Infrastructure Investments Limited is the sole shareholder of SB Asia Pacific Investment Limited. The address for Asia Infrastructure Investments Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB First Singapore Pte. Ltd. is the voting shareholder of Asia Infrastructure Investments Limited that exercises control with respect to Asia Infrastructure Investments Limited’s interest in SB Asia Pacific Investments Limited. The address for SB First Singapore Pte. Ltd. is 8 Cross Street, #11-000 PwC Building, Singapore, 048424. SOFTBANK Corp. is the sole shareholder of SB First Singapore Pte. Ltd. The address for SOFTBANK Corp. is 24-1, Nihonbashi-Hakozakicho, Chuo-ku, Tokyo 103-8501.
(4)	Represents 11,764,705 shares of Common Stock held by SAIF and 5,882,353 shares of Common Stock held by Venture Tech. SAIF is a party to a Common Stock Purchase Agreement, dated as of September 29, 2004 (the “Purchase Agreement”), by and among the Company, SAIF and Venture Tech. By virtue of the Purchase Agreement, SAIF may be deemed a group with Venture Tech within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the shares of Common Stock beneficially owned by Venture Tech. SAIF disclaims such beneficial ownership. SAIF has the sole power to vote or direct the vote and to dispose or to direct the disposition of 11,764,705 shares of Common Stock. Because of its position as the sole general partner of SAIF, SB Asia Pacific Partners LP has the sole power to vote or direct the vote and to dispose or to direct the disposition of 11,764,705 shares of Common Stock. Because of its position as sole general partner of SB Asia Pacific Partners LP, SB Asia Pacific Investment Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 11,764,705 shares of Common Stock. Because of its position as the sole shareholder of SB Asia Pacific Investment Limited, Asia Infrastructure Investments Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 11,764,705 shares of Common Stock. Because of its position as the voting shareholder of Asia Infrastructure Investments Limited (which exercise control with respect to Asia Infrastructure Investment Limited’s interest in SB Asia Pacific Investments Limited), the sole shareholder of SB Asia Investments Limited, the sole general partner of SB Asia Pacific Partners, LP, and the sole general partner of SAIF, SB First Singapore Pte. Ltd. has the sole power to vote or to direct the vote and to dispose or to direct the disposition of 11,764,705 shares of Common Stock.
(5)	The address for Venture Tech is 4 Whitcome Mews, Richmond TWP 4BT, United Kingdom.

Back to Contents

(6)	Represents 7,515,750 shares of Common Stock held by Venture Tech and 11,764,705 shares of Common Stock held by SAIF. Venture Tech is a party to a Common Stock Purchase Agreement, dated as of September 29, 2004, by and among the Company, SAIF and Venture Tech. By virtue of the Purchase Agreement, Venture Tech may be deemed a group with SAIF within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the shares of Common Stock beneficially owned by SAIF. Venture Tech disclaims such beneficial ownership.
(7)	Represents 29,500 shares of Common Stock owned of record, 22,000 shares of Common Stock owned indirectly as spouse. The information on the table is based solely upon data derived from a Form 4 filed by Mr. Valluripalli on December 16, 2003.
(8)	Represents 7,515,750 shares of Common Stock held by Venture Tech. Due to Mr. Reddy’s position as shareholder and sole director of Venture Tech, Mr. Reddy may be deemed to have indirect beneficial ownership of the shares of Common Stock beneficially owned by Venture Tech.
(9)	Represents 7,515,750 shares of Common Stock held by Venture Tech. Because Mr. Raju’s son is a shareholder in Venture Tech, Mr. Raju may be deemed to have indirect beneficial ownership of the shares of Common Stock beneficially owned by Venture Tech.
(10)	Represents 451,164 shares of Common Stock owned of record and 22,000 shares of Common Stock underlying options granted to Mr. Wilson, which are exercisable as of August 15, 2005, or sixty (60) days after such date. Excludes 28,000 shares of Common Stock underlying options, which become exercisable over time after such period.
(11)	Represents 160,000 shares of Common Stock underlying options granted to Mr. Isaac, which are exercisable as of August 15, 2005, or sixty (60) days after such date.
(12)	Represents 15,000 shares of Common Stock underlying options granted to Mr. Poomalil, which are exercisable as of August 15, 2005, or sixty (60) days after such date. Excludes 195,000 shares of Common Stock underlying options, which become exercisable over time after such period.
(13)	Represents 32,393 shares of Common Stock underlying options granted to Mr. Misvaer, which are exercisable as of August 15, 2005, or sixty (60) days after such date.
(14)	Represents 13,436 shares of Common Stock underlying options granted to Ms. Spoors, which are exercisable as of August 15, 2005, or sixty (60) days after such date.

Equity Compensation Plans.

The following table summarizes securities authorized for issuance under the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders.	2,667,856	$3.01	1,968,054
Equity compensation plans not approved by security holders	40,000	$2.06	65,000

Total	2,707,856	$3.00	2,033,054

Back to Contents

Equity Compensation Plans Approved by Security Holders

The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan is equal to 1,100,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plans. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan. Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan. The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. The Compensation Committee may provide that if a Change in Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced will become fully vested and exercisable.

The Compensation Committee, subject to approval of the Board, may terminate, amend, or modify the 2004 Plan at any time; provided, however, that stockholder approval must be obtained for any amendment to the extent necessary or desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the 2004 Plan, to permit the Compensation Committee to grant options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. The 2004 Plan terminates on June 8, 2014 unless terminated earlier by the Company’s Board of Directors.

Back to Contents

The 1996 Stock Option Plan (“1996 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996. Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan. Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options ("ISOs") or non qualified stock options ("NQSOs")), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan. The exercise price of an ISO may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company's assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options. As of June 8, 2004, the Company ceased granting options under the 1996 Plan.

For a description of the 1996 Non-Employee Director Plan please refer to the “Director Compensation” discussion in Item 11.

Back to Contents

Equity Compensation Plans Not Approved by Security Holders

On October 31, 2000, the Company's Board of Directors approved the grant of an option to several employees for an aggregate of 105,000 shares of Common Stock at an exercise price of $2.063 per share. Sixty-five thousand (65,000) of such options were cancelled in 2003 in connection with the termination of the employees to whom such options were granted. On November 1, 2000, the Company's Board of Directors approved the grant of an option to Nicholas Visco for 60,000 shares of Common Stock at an exercise price of $2.00 per share. Each of the above options vest in four equal semiannual installments beginning on the first six-month anniversary of the date of grant and expire on the tenth anniversary of the date of grant. If the grantee's employment relationship terminates on account of disability or death, the grantee or grantee's estate, as the case may be, may exercise any outstanding options for one year following the termination. If termination is for any other reason, the grantee may exercise any outstanding options for 90 days following such termination. The options are not assignable or otherwise transferable except by will or the laws of descent and distribution and shall be exercisable during the grantee's lifetime only by the grantee. The Company's Board of Directors is required to make appropriate adjustments in connection with such option grants in October and November to reflect stock splits, stock dividends and other similar changes in capitalization. The option grants also contain provisions addressing the consequences of a merger, consolidation or sale of all or substantially all of the Company's assets. Upon the occurrence of such events, all outstanding options are to be assumed, or substituted for, by the acquiring or succeeding corporation. However, if the acquiring or succeeding corporation does not agree to assume, or substitute for, outstanding options, then the Board of Directors must accelerate the options to make them fully exercisable and notify the grantee that the option shall be fully exercisable for a period of 15 days from the date of such notice.

Item 13. Certain Relationships and Related Transactions.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd., a 99.8% owned and wholly-controlled subsidiary of the Company (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5 th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 rupees (approximately $133,000) and advance lease rentals of 11,640,000 rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 rupees (approximately $106,000) and advance lease rentals of 9,312,000 rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 931,000 rupees (approximately $21,000). Prior to entering into this transaction, the Company’s Board of Directors determined that the terms and conditions were no less favorable to the Company than could be obtained from unrelated third parties.

Back to Contents

Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”). The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approx. $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $7,000). Prior to entering into this lease, the Company’s Board of Directors reviewed the proposed lease and determined that the terms and conditions were no less favorable to the Company than could be obtained from unrelated third parties.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Other Matters

Audit and Audit Related Fees.

For the years ended December 31, 2004, 2003 and 2002, J.H. Cohn LLP billed or expects to bill fees in 2005 (except for $97,445 billed in 2004) as indicated below. Those fees were for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the most recent fiscal year as well as the re-audits of 2003 and 2002 and the reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q or included in this Form 10-K.

			Year-end audits of
			Intelligroup Asia Pvt.	Interim Quarterly
	Year-end audits		Limited	Reviews

Audit fees	$1,757,000		$142,000	$342,000

Audit related fees	$19,000	(a)

(a)	Fees paid for services performed in connection with the audit of the 401(k) employee benefit plan for the year ended December 31, 2004.

Tax Fees

None

All Other Fees.

None

Back to Contents

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

		Reference is made to the Index to Financial Statements on Page 102.

	(2)	Financial Statement Schedules.

		None.

	(3)	Exhibits.

		Reference is made to the Exhibit Index on Page 94.

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1	Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2	Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1*	1996 Stock Plan, as amended, of the Company.

10.2*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4*	Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23.

10.5*	Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

Back to Contents

Exhibit No.	Description of Exhibit

10.6	Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.7	Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.8	Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.9	R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.10	ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.11	Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.12	Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.13	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

10.14	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.15	Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

Back to Contents

Exhibit No.	Description of Exhibit

10.16	Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17	Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18	Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19	Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20	Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21	Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

10.22	Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

10.23*	First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

10.24	mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.25	Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.26	First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

Back to Contents

Exhibit No.	Description of Exhibit

10.27*	Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28	Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.29	Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

10.30	Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August 12, 2003.)

10.31*	Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

10.32	Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.33*	Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

10.34	Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.35*	Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36*	Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

Back to Contents

Exhibit No.	Description of Exhibit

10.37*†	2004 Equity Incentive Award Plan.

10.38*	Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August 23, 2004.)

10.39*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.40	Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.41	Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.42*	Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

10.43*	Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

10.44	Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.45*	Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

10.46*	Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

Back to Contents

Exhibit No.	Description of Exhibit

10.47*	Employment Agreement effective July 1, 2005 between the Company and Ranjit Prithviraj. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.48*	Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.49*	Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.50*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.51*	Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

14	Code of Business Conduct and Ethics. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

21†	Subsidiaries of the Registrant.

16.1	Letter dated August 11, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004, filed with the Securities and Exchange Commission on August 11, 2004.)

16 .2	Letter dated November 1, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 26, 2004, filed with the Securities and Exchange Commission on November 1, 2004.)

23†	Consent of J.H. Cohn LLP.

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

Back to Contents

Exhibit No.	Description of Exhibit

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of October 2005.

INTELLIGROUP, INC.

By:	/s/ Vikram Gulati

Vikram Gulati Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Vikram Gulati	Chief Executive Officer and Director	October 21, 2005

Vikram Gulati

/s/ Madhu Poomalil	Chief Financial Officer	October 21, 2005

Madhu Poomalil

/s/ Ravi Adusumalli	Director	October 24, 2005

Ravi Adusumalli

/s/ Ajit Isaac	Director	October 21, 2005

Ajit Isaac

/s/ Srinivasa Raju	Director	October 21, 2005

Srinivasa Raju

/s/ Sandeep Reddy	Director	October 24, 2005

Sandeep Reddy

/s/ Alexander Graham Wilson	Director	October 21, 2005

Alexander Graham Wilson

/s/ Andrew Yan	Director	October 24, 2005

Andrew Yan

Back to Contents

INTELLIGROUP, INC.

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Intelligroup, Inc.

We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and their consolidated results of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and our report dated October 3, 2005 disclaimed an opinion on both management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting because of the effects of a scope limitation.

As discussed in Note 10, the Company may be exposed to a significant potential tax liability.

As discussed in Notes 1 and 17, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

/s/ J.H. Cohn LLP

Roseland, New Jersey
October 3, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
 Intelligroup, Inc.

We were engaged to audit management's assessment regarding the effectiveness of internal control over financial reporting of Intelligroup, Inc. and Subsidiaries (the "Company") as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Management of the Company was unable to complete their assessment of internal control over financial reporting as of December 31, 2004 and due to that scope limitation we were unable to perform any procedures required in an audit of internal control over financial reporting or an audit of management's assessment of the effectiveness of internal control over financial reporting.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in internal control have been identified by management and are discussed in Management’s Report on Internal Control Over Financial Reporting.

Back to Contents

•	Accounting and Finance Personnel Weaknesses - The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions. These in turn caused a lack of senior level review and oversight over key accounting decisions and resulted in errors in both the entry of financial information and in the preparation of consolidated financial statements. Furthermore the Company experienced significant turnover in finance and accounting personnel during 2004 and the Company lacked adequate transition and knowledge transfer processes which resulted in the loss of a significant amount of historical knowledge related to the Company's business and its prior accounting practices, processes and policies.

•	Accounting Policies and Procedures Weaknesses - The Company had inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well inadequate documentation regarding the Company's accounting policies and procedures and the application of those policies and procedures.

•	Weaknesses Related to Implementation of ERP System - The Company failed to adapt its accounting and business processes to conform to the requirements of the Company's new ERP system and provided insufficient training of its finance and accounting personnel on the functionalities of the ERP system prior to the Company's April 1, 2004 "go-live" date.

•	Weaknesses Related to Record Retention - Inadequate record retention polices and procedures caused a failure to obtain, retain and safeguard key documents and narratives necessary to provide supporting documentation for how the Company recorded transactions.

•	Closing and Consolidation Procedures - Management identified deficiencies in the analysis and reconciliation of certain general ledger accounts. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for the inter-company accounts, foreign currency translation adjustment account, unbilled revenues, deferred revenues, payroll accounting, vacation accrual and fixed assets. Unreconciled differences in the Company's inter-company accounts were improperly recorded as changes to the currency translation account, which resulted in misstatements of revenue, foreign currency translation adjustments and retained earnings. In addition, there were deficiencies in the analysis and reconciliation of intercompany accounts in connection with the charges reported as a result of the divesture of the Company's Asia-Pacific operations, which resulted in misstatements of the charges in connection with the loss recorded for the divesture of the Company's Asia-Pacific operations. Finally, there were inadequate controls over the consolidation process for the Company's international subsidiaries.

Back to Contents

•	Inadequate Controls Over Income Tax Accounting - The Company had ineffective controls over the determination and reporting of the provision for income taxes and related prepaid income taxes, income taxes payable and deferred income tax asset and liability balances. As a result, prepaid income taxes, income taxes payable, deferred income tax assets and liabilities and retained earnings were not properly recorded in accordance with accounting principles generally accepted in the United States of America.

•	Lack of an Effective Internal Audit System - The Company had an inadequately staffed, inadequately trained and inexperienced internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, inter-company reconciliations, fixed assets, currency translation adjustments, vacation accrual and income taxes, which resulted in misstatements in prior periods’ financial statements.

Since management was unable to complete their assessment of internal control over financial reporting, we are unable to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the year then ended and our report dated October 3, 2005 expressed an unqualified opinion on those statements. The fact that management was unable to complete their assessment of internal control over financial reporting was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report on those financial statements.

/s/ J.H. Cohn LLP

Roseland, New Jersey
October 3, 2005

Back to Contents

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	December 31, 2004	Restated December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,239,000	$1,872,000
Accounts receivable, less allowance for doubtful accounts of $1,627,000 and $933,000 at December 31, 2004 and 2003, respectively	23,136,000	23,931,000
Unbilled services	10,482,000	5,614,000
Prepaid expenses and other current assets	3,218,000	3,965,000

Total current assets	43,075,000	35,382,000
Property and equipment, net	3,485,000	4,249,000
Deferred tax and other assets	1,611,000	1,807,000

Total assets	$48,171,000	$41,438,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$2,356,000	$8,288,000
Accounts payable	3,424,000	5,222,000
Accrued payroll and related taxes	10,635,000	10,420,000
Accrued expenses and other current liabilities	5,074,000	3,463,000
Deferred revenue	977,000	3,002,000
Income taxes payable	196,000	312,000
Current portion of obligations under capital lease	422,000	529,000

Total current liabilities	23,084,000	31,236,000
Obligations under capital lease, net of current portion	45,000	256,000
Other long-term liabilities	395,000	893,000

Total liabilities	23,524,000	32,385,000

Commitments and contingencies
Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 and 25,000,000 shares authorized, 35,103,000 and 16,987,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	351,000	170,000
Additional paid-in capital	58,012,000	42,190,000
Accumulated deficit	(33,455,000)	(32,589,000)
Accumulated other comprehensive loss	(261,000)	(718,000)

Total shareholders' equity	24,647,000	9,053,000

Total liabilities and shareholders' equity	$48,171,000	$41,438,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Back to Contents

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Restated

	2004	2003	2002

Revenue	$128,903,000	$117,142,000	$101,105,000
Cost of revenue	91,818,000	83,387,000	71,119,000

Gross profit	37,085,000	33,755,000	29,986,000

Selling, general and administrative expenses	34,741,000	29,036,000	25,935,000
Depreciation and amortization	2,475,000	2,661,000	2,736,000
Proxy contest charges	—	711,000	1,823,000

Total operating expenses	37,216,000	32,408,000	30,494,000

Operating income (loss)	(131,000)	1,347,000	(508,000)
Interest income	36,000	83,000	31,000
Interest expense	(472,000)	(453,000)	(392,000)
Other income (expense)	59,000	(907,000)	368,000

Income (loss) from continuing operations before income tax provision	(508,000)	70,000	(501,000)
Provision for (benefit of) income taxes	358,000	186,000	(106,000)

Loss from continuing operations	(866,000)	(116,000)	(395,000)
Loss from discontinued operations	—	(925,000)	(991,000)

Net loss	$(866,000)	$(1,041,000)	$(1,386,000)

Loss per share:
Basic and diluted loss per share
Loss from continuing operations	$(0.04)	$—	$(0.02)
Loss from discontinued operations	—	(0.06)	(0.06)

Net loss per share	$(0.04)	$(0.07)	$(0.08)

Weighted average number of common sharesoutstanding - basic and diluted	22,790,000	16,697,000	16,630,000

Comprehensive income (loss)
Net loss	$(866,000)	$(1,041,000)	$(1,386,000)
Other comprehensive income (loss)
Currency translation adjustments	457,000	471,000	(180,000)

Comprehensive loss	$(409,000)	$(570,000)	$(1,566,000)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Back to Contents

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, January 1, 2002, as previously reported	16,630,000	$166,000	$41,366,000	$(10,685,000)	$(4,065,000)	$26,782,000
Prior period adjustments	—	—	—	(19,477,000)	3,055,000	(16,422,000)

Balance, January 1, 2002, as restated	16,630,000	166,000	41,366,000	(30,162,000)	(1,010,000)	10,360,000
Currency translation adjustment, as restated	—	—	—	—	(179,000)	(179,000)
Net loss, as restated	—	—	—	(1,386,000)	—	(1,386,000)

Balance, December 31, 2002, as restated	16,630,000	166,000	41,366,000	(31,548,000)	(1,189,000)	8,795,000
Exercise of stock options	357,000	4,000	824,000	—	—	828,000
Currency translation adjustment, as restated	—	—	—	—	471,000	471,000
Net loss, as restated	—	—	—	(1,041,000)	—	(1,041,000)

Balance, December 31, 2003, as restated	16,987,000	170,000	42,190,000	(32,589,000)	(718,000)	9,053,000
Exercise of stock options	469,000	5,000	1,323,000	—	—	1,328,000
Issuance of common stock in a private placement	17,647,000	176,000	14,499,000	—	—	14,675,000
Currency translation adjustment	—	—	—	—	457,000	457,000
Net loss	—	—	—	(866,000)	—	(866,000)

Balance, December 31, 2004	35,103,000	$351,000	$58,012,000	$(33,455,000)	$(261,000)	$24,647,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Back to Contents

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Restated

	December 31,	December 31,	December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(866,000)	$(1,041,000)	$(1,386,000)
Less: Loss from discontinued operations	—	(925,000)	(991,000)

Loss from continuing operations	(866,000)	(116,000)	(395,000)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	2,901,000	3,449,000	3,567,000
Provision for doubtful accounts	868,000	91,000	569,000
Exchange (gain) loss	115,000	873,000	(468,000)
Deferred income taxes	(196,000)	(198,000)	(239,000)
Changes in operating assets and liabilities
Accounts receivable	159,000	(5,951,000)	(4,984,000)
Unbilled services	(4,813,000)	1,195,000	(707,000)
Prepaid expenses and other current assets	840,000	(727,000)	(1,030,000)
Other assets	452,000	(450,000)	626,000
Accounts payable	(1,815,000)	(63,000)	1,886,000
Accrued payroll and related taxes	61,000	3,010,000	1,020,000
Accrued expenses and other current liabilities	1,518,000	(1,503,000)	30,000
Accrued restructuring charges	—	(96,000)	(350,000)
Deferred revenue	(2,024,000)	795,000	512,000
Income taxes payable	(155,000)	(93,000)	(347,000)
Other liabilities	(498,000)	(635,000)	158,000

Net cash used in operating activities of continuing operations	(3,453,000)	(419,000)	(152,000)

Cash flows from investing activities:
Purchase of property and equipment	(2,076,000)	(1,376,000)	(1,136,000)

Net cash used in investing activities	(2,076,000)	(1,376,000)	(1,136,000)

Cash flows from financing activities:
Principal payments under capital leases	(322,000)	(300,000)	(647,000)
Net proceeds from private placement	14,675,000	—	—
Proceeds from exercise of stock options	1,328,000	827,000	—
Net change in line of credit borrowings	(5,933,000)	2,229,000	1,993,000

Net cash provided by financing activities	9,748,000	2,756,000	1,346,000

Effect of foreign currency exchange rate changes on cash	148,000	96,000	74,000

Net cash provided by continuing operations	4,367,000	1,057,000	132,000
Net cash used in discontinued operations	—	(348,000)	(589,000)

Net increase (decrease) in cash and cash equivalents	4,367,000	709,000	(457,000)
Cash and cash equivalents - beginning of year	1,872,000	1,163,000	1,620,000

Cash and cash equivalents - end of year	$6,239,000	$1,872,000	$1,163,000

Supplemental disclosures of cash flow information Cash paid for income taxes	$144,000	$356,000	$736,000

Cash paid for interest	$472,000	$441,000	$395,000

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired by capital lease	$—	$(461,000)	$(241,000)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Intelligroup, Inc., together with its subsidiaries (“Intelligroup” or the “Company”) is a global provider of strategic IT outsourcing services. Intelligroup develops, implements and supports information technology solutions for global corporations and public sector organizations.

The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. The Company’s name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. (“Oxford”). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its common stock (“Common Stock”).

On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (the “Former subsidiaries”), to Soltius Global Solutions PTE Ltd., a Singapore corporation (“Soltius”). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. As of January 2005, the Company has been paid in full. The consolidated financial statements have been reclassified to reflect the sale of the former subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of the former subsidiaries prior to the sale have been separately presented in the consolidated statements of operations and cash flows.

In September 2004, the Company completed a $15,000,000 private placement transaction whereby Softbank Asia Infrastructure Fund, L.P. (“SAIF”), an affiliate of SOFTBANK Corporation, acquired a 33.5% interest, and Venture Tech Assets Pvt. Ltd. (“Venture Tech”) acquired a 16.8% interest in the Company (“Private Placement Transaction”). In connection with the Private Placement Transaction, SAIF and Venture Tech appointed five directors to the Company’s Board of Directors.

Restatement of Prior Period Consolidated Financial Statements

The historical financial information in this document has been restated. In September 2004, the Company discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenues, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as well as all quarterly periods beginning January 1, 2001 through the quarter ended March 31, 2004, should no longer be relied upon.

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new independent registered public accounting firm, to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Period Consolidated Financial Statements (Continued)

As a result of the adjustments identified during the restatement and re-audit process, the Company’s accumulated deficit as of March 31, 2004 increased $6.9 million from $25.3 million to $32.2 million. The adjusting entries identified during the restatement and re-audit process were extensive and affected virtually every line item of the Company’s financial statements as of each date and for each period presented. The following table presents a summary of the effects of the adjustments identified during the restatement and re-audit process on the applicable line items and the impact on the Company’s net income or loss for the periods subject to the restatement and re-audit process:

	Increase (Decrease) from Previously Reported Amounts for the

		Quarter
	CUMULATIVE	Ended			Years Ended
	TOTAL	March 31,	Year Ended December 31,		December 31,

	Through Quarter
	ended March 31,
	2004	2004	2003	2002	2001 and prior

	(In thousands, except per share amounts)

Statement of Operations Data:	(unaudited )	(unaudited )			(unaudited)
Revenue	$(3,430)	$(312)	$(1,426)	$(198)	$(1,494)
Cost of revenue	1,803	(484)	(254)	786	1,755
Selling, general & administrative	850	254	(713)	778	531
SeraNova charges	(362)	47	(5,131)	(7,714)	12,436
Operating income (loss)	(5,721)	(129)	4,672	5,952	(16,216)
Income (loss) before income taxes and
discontinued operations	(6,428)	(359)	4,038	6,445	(16,552)
Income tax provision (benefit)	761	(458)	(97)	(597)	1,913
Income (loss) from discontinued operations	252	—	1,209	55	(1,012)
Net income (loss)	$(6,938)	$99	$5,344	$7,097	$(19,477)
Income per common
share – basic and diluted		$0.01	$0.32	$0.43

Balance Sheet Data:
Total assets		$(3,059)	$(3,050)	$(5,245)	$(12,583)
Total liabilities		1,804	2,313	4,687	3,839

Accumulated deficit		$(6,938)	$(7,036)	$(12,381)	$(19,477)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Period Consolidated Financial Statements (Continued)

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement and re-audit process. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement and re-audit in all material respects.

Adjustments to Revenue

Significant errors affecting revenue are as follows.

•	Adjustments in percentage-of-completion for fixed-price contracts –Through the restatement and re-audit process, the Company reviewed the accounting estimates used in its percentage of completion calculations, which determine the basis for revenue accruals for fixed price contracts. These estimates pertain to the number of man-hours required to perform services under the contract. During the course of the restatement, these estimates were replaced with the actual number of man–hours required to complete the services resulting in significant adjustments to the revenue accruals throughout the periods subject to the restatement.

•	Errors in revenue recognition under multiple-element contracts – Contracts with multiple elements (i.e., sales of services, sales of software and sale of hardware) require different methods of revenue recognition for each element. Throughout each of the periods subject to restatement, the Company applied inconsistent methods for determining revenue recognition for the individual elements of its multiple element contracts and in some cases failed to properly identify certain of its contracts as multiple element contracts and therefore did not apply the appropriate method for determining revenue recognition for such contracts. As part of the restatement, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, resulting in adjustments to revenue in each period covered by the restatement.

•	Errors related to unrecorded time entries – Revenue accruals for time and materials contracts are based on the time entries by the Company’s consultants. In situations where the employee time-sheets were not received prior to quarter end, the Company followed a practice of accruing revenue based upon the expected number of hours worked, which led to timing differences in situations where the timesheets were received in the subsequent quarters, and over accruals in situations where the timesheets were never received. As part of the restatement, the Company recorded revenue in each period based on timesheets in the Company’s records with respect to each period.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Period Consolidated Financial Statements (Continued)

• Inter-company transaction errors - Throughout each of the periods subject to restatement, the Company failed to reconcile discrepancies in its inter-company accounts caused by timing differences between companies in recording transactions as well as failures by one party to a transaction to record the transaction at all. This led to errors in various income statement items, including revenue, as well as imbalances in the inter-company account as of each balance sheet date, which the Company erroneously reconciled using an entry in its currency translation adjustment account, which is grouped under accumulated other comprehensive loss in the balance sheet. Through the restatement and re-audit process the Company analyzed the transactions by and between the Company and its subsidiaries and reconciled the balances in its inter-company accounts for each period being restated. This reconciliation resulted in adjustments to various line items in the consolidated income statements through March 31, 2004, including revenue.

Adjustments to Cost of Revenue

Significant errors affecting cost of revenue are as follows.

• Vacation Accrual - The primary reason for the adjustments to cost of revenue in the restated financial statements related to errors in calculating vacation accruals. Throughout each of the periods subject to restatement, the Company used an estimated number of days when calculating its liability for accrued vacation. As a result, the Company under-charged its vacation accruals. As part of the restatement and re-audit process, the Company recalculated its liability for accrued vacation in accordance with Financial Accounting Standard No. 43: "Accounting for Compensated Absences" ("FAS 43"), which requires the use of actual accrued vacation days as of each balance sheet date. As a result, the Company’s net loss increased for each of the periods subject to restatement and there was a cumulative increase in the accumulated deficit as of March 31, 2004.

• Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to the cost of revenue.

Adjustments to Selling, General and Administrative Expense

Significant errors affecting selling, general and administrative expense are as follows.

•	Depreciation errors resulting from inter-company asset transfer - Prior to 1999 the Company transferred certain fixed assets, mainly computer systems, to its India subsidiary on a ‘no cost basis’; however, the Company did not record the appropriate amortization charges at the time of transfer. Although this error did not affect selling, general and administrative expense for periods subsequent to 1999, the correction of this error resulted in a cumulative increase in the accumulated deficit.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Period Consolidated Financial Statements (Continued)

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in adjustments to selling, general and administrative expense through March 31, 2004.

Adjustments to SeraNova Charges

Significant adjustments and errors affecting SeraNova charges are as follows.

•	Write-off of Receivables - In connection with the restatement and re-audit process, the Company reevaluated the charges taken in relation to SeraNova in previously reported financial statements in light of changes in circumstances since the original reporting dates. In connection with the Company’s July 2000 spin-off of SeraNova, Inc. (“SeraNova”) the Company retained a $15.1 million unsecured promissory note dated May 31, 2000 between the Company and SeraNova (the “Note”). Beginning in 2001, SeraNova failed to repay the amounts owed under the Note and also failed to make required lease payments to the Company’s landlord, which the Company was required to make on SeraNova’s behalf. SeraNova’s financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. In 2002 and 2003, the Company recorded charges of $8.4 million and $5.5 million, respectively, related to the impairment of the note receivable, the receivables related to the lease and costs incurred in connection with the Company’s guarantee of a bank loan on which SeraNova defaulted, as well as the legal fees and other costs incurred in the attempts to recover payment from SeraNova for the balance of the note receivable and its past and future lease obligations. In connection with the restatement and re-audit process, the Company reversed $8.0 million and $5.1 million of the charges recorded in 2002 and 2003, respectively, and moved such charges to 2000, the period in which SeraNova was spun off. The Company left the portion of such charges related to the legal fees and other costs incurred in trying to recover payment from SeraNova in the respective periods in which such costs were incurred.

•	Inter-company transaction errors - The reconciliation of inter-company account balances discussed above under “Adjustments to Revenue-Inter-company transaction errors” resulted in an additional write-off on account of cash paid to SeraNova but erroneously charged to one of the Company’s subsidiaries in the year 2002.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Periods’ Consolidated Financial Statements (Continued)

Tax Adjustments

Throughout each of the periods subject to restatement, the Company has restated its tax assets and liabilities for the periods January 1, 2001 through March 31, 2004, which has resulted in recording an additional net provision for income taxes. During the course of the restatement and re-audit process, the Company reassessed and corrected the valuation allowance for its U.S. deferred tax assets, tax provisions pertaining to its India subsidiary for the years 2002 and prior and accrual for taxes in its Japan subsidiary for the years 2001 and prior and thereby increasing the provision for income taxes. These increases were partially offset by tax benefits which were not recorded in the periods subject to restatement. The changes in the net operating income (loss) on account of the adjustments set forth in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement.

The effects of the restatements and re-audit adjustments on net income (loss), accumulated deficit and earnings (loss) per share for all of the respective periods are as follows:

•	As of and for the unaudited three months ended March 31, 2002, net income increased $373,000, from $11,000 to $384,000; accumulated deficit increased $19,104,000 from $10,674,000 to $29,778,000; and basic and diluted earnings (loss) per share increased $.02 from $.00 to $.02;

•

As of and for the unaudited six and three months ended June 30, 2002, net income (loss) increased $9,846,000, from $(8,550,000) to $1,296,000 for the six months ended June 30, 2002, and net income (loss) increased $9,473,000, from $(8,561,000) to $912,000 for the unaudited three months ended June 30, 2002; accumulated deficit increased $9,631,000 from $19,235,000 to $28,866,000; and basic and diluted earnings (loss) per share increased $.59 from $(.51) to $.08 for the unaudited six months ended June 30, 2002, and basic and diluted earnings (loss) per share increased $.56 from $(.51) to $.05 for the unaudited three months ended June 30, 2002.

•	As of and for the unaudited nine and three months ended September 30, 2002, net loss decreased $8,067,000, from $(8,537,000) to $(470,000) for the unaudited nine months ended September 30, 2002, and net income (loss) decreased $1,779,000, from $13,000 to $(1,766,000) for the unaudited three months ended September 30, 2002; accumulated deficit increased $11,408,000 from $19,222,000 to $30,630,000; and basic and diluted earnings (loss) per share increased $.48 from $(.51) to $(.03) for the unaudited nine months ended September 30, 2002, and basic and diluted loss per share increased $.11 from $.00 to $(.11) for the unaudited three months ended September 30, 2002;

•	As of and for the year ended December 31, 2002, net loss decreased $7,097,000, from $(8,483,000) to $(1,386,000); accumulated deficit increased $12,381,000 from $19,168,000 to $31,549,000; and basic and diluted loss per share decreased $.43 from $(.51) to $(.08);

•	As of and for the unaudited three months ended March 31, 2003, net loss decreased $6,271,000, from $(7,351,000) to $(1,080,000); accumulated deficit increased $6,110,000 from $26,519,000 to $32,629,000; and basic and diluted loss per share decreased $.37 from $(.44) to $(.07);

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of Prior Periods’ Consolidated Financial Statements (Continued)

•	As of and for the unaudited six and three months ended June 30, 2003, net loss decreased $5,721,000, from $(7,844,000) to $(2,123,000) for the unaudited six months ended June 30, 2003, and net loss increased $550,000, from $(493,000) to $(1,043,000) for the unaudited three months ended June 30, 2003; accumulated deficit increased $6,660,000 from $27,012,000 to $33,672,000; and basic and diluted loss per share decreased $.34 from $(.47) to $(.13) for the unaudited six months ended June 30, 2003, and basic and diluted loss per share increased $.03 from $(.03) to $(.06) for the unaudited three months ended June 30, 2003;

•	As of and for the unaudited nine and three months ended September 30, 2003, net loss decreased $6,832,000, from $(7,826,000) to $(994,000) for the unaudited nine months ended September 30, 2003, and net income increased $1,111,000, from $17,000 to $1,128,000 for the unaudited three months ended September 30, 2003; accumulated deficit increased $5,549,000 from $26,994,000 to $32,543,000; and basic and diluted loss per share decreased $.41 from $(.47) to $(.06) for unaudited nine months ended September 30, 2003, and basic earnings per share increased $.07 from $.00 to $.07 for the unaudited three months ended September 30, 2003; and diluted earnings per share increased $.06 from $.00 to $.06 for the unaudited three months ended September 30, 2003;

•	As of and for the year ended December 31, 2003, net loss decreased $5,344,000, from $(6,385,000) to $(1,041,000); accumulated deficit increased $7,036,000 from $25,553,000 to $32,589,000; and basic and diluted loss per share decreased $.32 from $(.38) to $(.06); and

•	As of and for the unaudited three months ended March 31, 2004, net income increased $99,000, from $279,000 to $378,000; accumulated deficit increased $6,938,000 from $25,274,000 to $32,212,000; and basic earnings per share did not change for the unaudited three months ended March 31, 2004; and diluted earnings per share increased $.01 from $.01 to $.02 for the unaudited three months ended March 31, 2004.

See Note 17 for detailed restated consolidated balance sheets, statements of operations and comprehensive income (loss) and cash flows for the respective restated periods.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Intelligroup, Inc. and its wholly and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company maintains cash balances in excess of insured amounts.

An amount of $3,200,000 can become restricted if a default or event of default occurs and is continuing as per the terms of the Fifth Amendment to Loan Documents and Waiver Agreement.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Activity in the allowance for doubtful accounts is as follows:

		Charged to
Year Ended	Balance at	costs and	Write-offs and	Balance at end
December 31,	beginning of year	expenses	other	of year

2002	$(1,434,000)	$(569,000)	$495,000	$(1,508,000)
2003	(1,508,000)	(91,000)	666,000	(933,000)
2004	(933,000)	(868,000)	174,000	(1,627,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Costs of maintenance and repairs are charged to expense as incurred.

The Company capitalizes direct costs incurred with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to internal-use software development projects. The cost of internal-use software and the capitalized implementation-related costs are included within computer software in property and equipment. Such capitalized costs are amortized on a straight-line basis over the software’s estimated useful life of three years.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company generates revenue from professional services rendered to customers. The majority of the Company’s revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of the customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

The Company also generates revenue from fixed-price and fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Revenue generated from certain other fixed-price contracts is recognized using the percentage of completion method as the ratio of labor hours incurred to estimated total labor hours.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

This method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company’s project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

The Company occasionally derives revenue from projects involving multiple revenue-generating activities. If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenue and cost of revenue in the consolidated statements of operations.

Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms. All such amounts are anticipated to be realized in the following period.

Deferred revenue represents amounts billed to customers but not yet earned or included as revenue. Such amounts are anticipated to be recorded as revenue as services are performed in the subsequent period.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period varies from immediate to four years. For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied:

	Year Ended

	December 31,	December 31,	December 31,
	2004	2003	2002
		(Restated)	(Restated)

Net loss, as reported	$(866,000)	$(1,041,000)	$(1,386,000)
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	866,000	486,000	1,120,000

Pro forma net loss	$(1,732,000)	$(1,527,000)	$(2,506,000)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.06)	$(0.08)

Pro forma	$(0.09)	$(0.09)	$(0.15)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $59,000, $(907,000) and $368,000 in transaction gains (losses) as a result of currency translation, primarily as a result of currency fluctuations in India, Japan and the United Kingdom.

Segment Reporting

The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

For the years ended December 31, 2004, 2003 and 2002, approximately 68%, 68% and 67% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company’s future success in the SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as an SAP National Implementation Partner, which was first obtained in 1995. The Company’s agreement with SAP (the “Agreement”) is awarded on an annual basis.

The Company’s current contract expired on December 31, 2004 and is automatically renewable for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP.

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2004, 2003 and 2002, the Company's ten largest customers accounted for in the aggregate approximately 45%, 46% and 43% of its revenue, respectively. During 2002, one customer accounted for 10% of revenue. During 2004 and 2003, no single customer accounted for 10% or more of revenue.

A portion of the Company’s revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For the years ended December 31, 2004, 2003 and 2002, 22%, 25% and 27%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

For the years ended December 31, 2004, 2003 and 2002, approximately 25%, 25% and 23% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft.

For the years ended December 31, 2004, 2003 and 2002, approximately 2%, 4% and 8% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by Oracle.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and obligations under capital leases approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The income tax provision (benefit) is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized in accordance with the provisions of SFAS 109 and are determined based upon the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. The Company does not provide for additional U.S. income taxes on undistributed earnings considered to be permanently invested in foreign subsidiaries. A valuation allowance has been established for a portion of the Company’s net deferred tax assets, as the ability to utilize these losses may be limited in the future.

Comprehensive Income (Loss)

The Company adopted SFAS 130, “Reporting Comprehensive Income,” (“SFAS 130”). SFAS 130 requires the reporting of comprehensive income in addition to net income (loss) from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

		(Restated)	(Restated)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Loss from continuing operations	$(866,000)	$(116,000)	$(395,000)
Loss from discontinued operations	—	(925,000)	(991,000)

Net loss	$(866,000)	$(1,041,000)	$(1,386,000)

Weighted average common shares outstanding - basic and diluted :	22,790,000	16,697,000	16,630,000

Continuing operations - loss per share	$(0.04)	$—	$(0.02)
Discontinued operations - loss per share	—	(0.06)	(0.06)

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.08)

Options to purchase 2,368,000, 1,987,000 and 2,116,000 shares of Common Stock at December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for issuers beginning as of the next fiscal year after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions Accounting Principles Board (“APB”) 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

Reclassifications

Certain amounts for the years ended December 31, 2003 and 2002 have been reclassified to conform to the presentation of the December 31, 2004 amounts.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004 and 2003:

	Estimated Useful		Restated
	Lives (Years)	2004	2003

Vehicles	5	$340,000	$254,000
Furniture	5	2,927,000	3,458,000
Equipment	3-5	6,343,000	11,508,000
Computer software	3	6,320,000	5,164,000
Leasehold improvements	5-10	1,146,000	1,115,000

		17,076,000	21,499,000
Less: Accumulated depreciation and amoritization		(13,591,000)	(17,250,000)

Total, net		$3,485,000	$4,249,000

Depreciation expense includes amortization of assets held under capital lease and was $2,901,000, $3,449,000 and $3,567,000 (including $426,000, $788,000 and $831,000 within cost of revenue) for the years ended December 31, 2004, 2003 and 2002, respectively. Included in property and equipment is $1,001,000 and $469,000 of assets held under capital lease at December 31, 2004 and 2003, respectively. Accumulated amortization of the assets held under capital lease is $445,000 and $161,000 at December 31, 2004 and 2003, respectively.

NOTE 4- LEASE OBLIGATIONS AND SETTLEMENTS

On May 31, 2000, SeraNova and the Company formalized a $15,100,000 unsecured promissory note (the “Note”) relating to net borrowings by SeraNova from the Company through such date. The Note bears interest at the prime rate plus .50%. SeraNova failed to make final payment of all amounts due under the Note to the Company as of July 31, 2001. On August 16, 2001, the Company filed a complaint against SeraNova and Silverline Technologies Limited and Silverline Technologies, Inc., which acquired SeraNova in March 2001. As of such date, SeraNova was obligated to pay to the Company the remaining principal (approximately $9,140,000) and accrued interest (approximately $940,000), or an aggregate of $10,080,000. On September 25, 2001, SeraNova and Silverline Technologies Limited and Silverline Technologies, Inc. filed a joint Answer to the Company’s complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant’s counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline Technologies Limited. On May 24, 2004, the Superior Court entered final judgment against Silverline Technologies Limited in the amount of $11,472,000 (“Judgment”). The Company currently believes that collecting such Judgment from Silverline Technologies Limited is not probable.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 4- LEASE OBLIGATIONS AND SETTLEMENTS (CONTINUED)

SeraNova failed to pay certain outstanding lease obligations incurred under the terms of the Space Sharing Agreement dated January 1, 2000 between the Company and SeraNova to the Company’s landlords. Accordingly on March 2, 2002, the Company filed an arbitration demand with the American Arbitration Association against SeraNova, Silverline Technologies Limited and Silverline Technologies, Inc. (collectively, the “SeraNova Group”) to recover damages and reimbursement for all rent payments made by the Company on their behalf. An arbitration hearing was held on June 25, 2002 and June 28, 2002 seeking $525,000 in outstanding lease obligations. On August 9, 2002, an award was issued in the amount of $617,000 (including attorney’s fees) plus reimbursement of administrative fees, in favor of the Company and against the SeraNova Group jointly and severally. In an action filed in the Superior Court of New Jersey, the Court confirmed the $624,000 award, jointly and severally as to the SeraNova Group, and issued a writ of execution against the SeraNova Group’s assets. The Sheriff of Middlesex County levied this writ of execution on October 8, 2002 against a bank account held by Silverline Technologies, Inc. On October 16, 2002, pursuant to this writ, the bank turned over $626,000 to the Sheriff. On November 6, 2002, the Sheriff sent the funds to the Company’s attorneys and the funds were deposited into an attorney trust account on November 8, 2002. On December 13, 2002, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, to recover additional amounts due and owing from the SeraNova Group under the Arbitration Award and to determine whether HSBC Bank USA (“HSBC”), a creditor of the SeraNova Group, had priority to the funds levied upon by the Sheriff. On January 31, 2003, the Court entered judgment in the Company’s favor in the amount of $219,000, representing the SeraNova Group’s additional unpaid rent arrearages under the arbitration award. On February 28, 2003, the Court entered judgment in the Company’s favor in the amount of $220,0 00, representing the Company’s attorney’s fees in connection with the Company’s efforts to enforce the SeraNova Group’s obligations under the arbitration award. On March 10, 2003, the Court ordered HSBC to produce discovery proving its priority to the $626,000 being held in trust. Thereafter, the Company and HSBC entered into a settlement agreement only as to the $626,000 being held in trust whereby the Company remitted $570,000 to HSBC, and the remaining funds were released to the Company. The Company does not believe that the future outcome of this claim has had or will have a materially adverse effect on the Company’s business, financial condition or results of operations.

Additionally, the Company was notified during the first quarter of 2003 of its obligations to pay additional office space and equipment rentals, which had been previously assigned to SeraNova by the Company, because the SeraNova Group had failed to make the required payments.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 4- LEASE OBLIGATIONS AND SETTLEMENTS (CONTINUED)

		Lease
	Write Off	Obligations		Legal
	of Other	and	Bank	and Other
	Receivables	Settlements	Guarantee	Charges	Total

Accrued costs as of January 1, 2002 - Restated	$—	$1,875,000	$474,000	$—	$2,349,000
Charges to operations during 2002 - Restated	258,000	—	—	390,000	648,000
Costs paid during 2002	(258,000)	(390,000)	—	(390,000)	(1,038,000)

Accrued costs as of December 31, 2002 - Restated	—	1,485,000	474,000	—	1,959,000
Charges to operations during 2003 - Restated	—	—	—	403,000	403,000
Costs paid during 2003	—	(658,000)	(334,000)	(403,000)	(1,395,000)

Accrued costs as of December 31, 2003 - Restated	—	827,000	140,000	—	967,000
Charges to operations during 2004	—	—	—	74,000	74,000
Costs paid during 2004	—	(290,000)	(140,000)	(74,000)	(504,000)

Accrued costs as of December 31, 2004	$—	$537,000	$—	$—	$537,000

As of December 31, 2004 and 2003, $537,000 and $967,000 of the liability remained outstanding, of which $395,000 and $647,000 was included in other long-term liabilities. The Company expects to repay this liability through 2008. The remaining liability is included in accrued expenses and other current liabilities.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 5- LINE OF CREDIT

On May 31, 2000, the Company and PNC Bank, N.A. (the “Bank”) entered into a three-year revolving credit facility. In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15,000,000 either at the bank’s prime rate per annum (5.25% at December 31, 2004) or the Euro rate plus 1.75% to 2.5% (4.31% to 5.06% at December 31, 2004) based upon the Company’s ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility is collateralized by substantially all of the assets of the Company’s United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

The Company was in default under its credit facility as a result of the Company’s failure to timely file its periodic report on Form 10-Q for the second quarter of 2004 and under certain financial covenants based upon its second quarter results. On September 29, 2004, the Company and the Bank executed the Fifth Amendment to the Loan Documents and Waiver Agreement (the “Fifth Amendment”). Under the terms of the Fifth Amendment, the Company agreed, among other things, to maintain an average undrawn availability balance of not less than five million dollars ($5,000,000) or otherwise be subject to financial covenants, submit third quarter financial results to the Bank within sixty (60) days of the quarter end, apply a sufficient portion of the fifteen million dollar ($15,000,000) purchase price (the “Purchase Price”) paid in the private placement equity transaction completed on September 30, 2004 (the “Private Placement”) to the Company’s revolving loan obligations (as defined in the Fifth Amendment ) so as to cause the undrawn availability to be not less than five million dollars ($5,000,000) and to deposit the balance of the Purchase Price in an investment account with the Bank. In the event the Company fails to maintain a minimum average undrawn availability balance of five million dollars ($5,000,000), the Company will have to satisfy certain financial covenants, including a one-to-one fixed charge coverage ratio covenant, as set forth in the Fifth Amendment. Pursuant to the terms of the Fifth Amendment, the Bank agreed to waive certain existing and prospective defaults, including but not limited to, the Company’s failure to comply with the following Loan Agreement covenants: Total Stockholders’ Equity, Unconsolidated Stockholders’ Equity and Minimum EBITDA, any event of default arising from the issuance of corrected financial statements for the years ended December 31, 2003, 2002 and 2001 and each quarterly period beginning on January 1, 2004, any event of default which would occur a s a result of the Private Placement (See Note 7), and any event of default arising from the delisting of the Company’s Common Stock from the NASDAQ.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 5- LINE OF CREDIT (CONTINUED)

The Company was in default under its Credit Facility as a result of the Company’s removal of Arjun Valluri as Chief Executive Officer and President and the Company’s failure to timely deliver to the Bank certain monthly reporting schedules, monthly financial statements, quarterly financial statements, and annual financial statements during 2004 and 2005. The Company secured waivers of such defaults under the terms of the Sixth Amendment to the Loan Document and Waiver Agreement (“Sixth Amendment”). The terms of the Sixth Amendment, amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate; (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account, i.e. Black Rock Account, in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, among other things, the Company is required, among other things, to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company also agreed to resume timely filing of the periodic reports due to the listing exchange upon which the Company’s shares are traded and to any governmental agency beginning with the filing of the Company’s annual report on Form 10-K for the year ending December 31, 2005. The Bank agreed to waive any events of default arising from the Company’s failure to timely deliver to the Bank the monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial statements and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer and President.

As of December 31, 2004 and 2003, the Company had outstanding borrowings under the credit facility of $2.4 million and $8.3 million. The Company estimates undrawn availability under the credit facility to be $5.3 million as of December 31, 2004.

The weighted average interest rate on outstanding borrowings under the credit facility were 4.82% and 4.99% as of December 31, 2004 and 2003 respectively.

Interest expense on debt and obligations under capital leases approximated $472,000, $453,000 and $392,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 6- OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment and computer software under capital leases expiring in 2006.

Minimum lease payments under capital leases at December 31, 2004 are as follows:

2005	$463,000
2006	45,000

508,000
Less: amounts representing interest	(41,000)
Less: current portion	(422,000)

Long-term portion	$45,000

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

At December 31, 2004 and 2003, there are 5,000,000 shares of Preferred Stock, par value $0.01 authorized and no shares issued or outstanding.

Common Stock

At December 31, 2004 and 2003, there are 40,000,000 and 25,000,000 shares of Common Stock, par value $.01 authorized and 35,103,000 and 16,987,000 shares issued and outstanding.

At the Company’s 2004 Annual Shareholders’ Meeting on June 8, 2004, the shareholders approved an increase to the authorized shares of Common Stock to 40,000,000 from 25,000,000.

In 2004, the Company issued 17,647,000 shares of Common Stock in a private placement transaction for gross proceeds of $15,000,000 and net proceeds of $14,675,000.

In 2004, the Company issued 469,000 shares of Common Stock upon the exercise of stock options and received proceeds of approximately $1,328,000.

In 2003, the Company issued 357,000 shares of Common Stock upon the exercise of stock options and received proceeds of approximately $828,000.

Stock Options

The Company’s stock option plans permit the granting of options to employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 6,605,000 shares of Common Stock have been reserved for issuance under the plans. All of the options issued pursuant to these plans expire ten years from the date of grant.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

	Number	Weighted
	of	Average
	Shares	Exercise Price

Balance - December 31, 2001 - Restated	2,836,674	$3.09
Granted	1,165,000	$0.94
Exercised	—	$—
Canceled - Restated	(810,748)	$2.87

Balance - December 31, 2002 - Restated	3,190,926	$2.36
Granted - Restated	530,500	$4.61
Exercised - Restated	(366,451)	$2.33
Canceled - Restated	(382,817)	$3.52

Balance - December 31, 2003 - Restated	2,972,158	$2.62
Granted	1,320,612	$5.16
Exercised	(458,806)	$2.84
Canceled	(1,126,108)	$4.58

Balance - December 31, 2004	2,707,856	$3.00

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The following summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining Life	Average	Number of	Average
Exercise Price Range	Shares	(in Years)	Exercise Price	Shares	Exercise Price

$0.86 to $1.20	1,169,750	1.4	$0.91	877,437	$0.90
$1.21 to $1.80	48,718	8.2	$1.68	12,218	$1.66
$1.81 to $2.65	414,671	3.4	$2.39	314,921	$2.45
$2.66 to $3.99	357,310	1.2	$2.93	311,060	$2.82
$4.00 to $5.99	366,520	5.5	$5.37	205,744	$5.22
$6.00 to $8.75	329,637	6.8	$8.20	32,125	$7.72
$8.76 to $13.00	21,250	0.2	$12.60	20,250	$12.77

$0.86 to $13.00	2,707,856	3.0	$3.00	1,773,755	$2.28

Stock Options (Continued)

The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions: expected volatility of 109.77% and expected lives of 1.95 for 2004, 2003 and 2002, and risk free interest rates of 3.08%, 1.84% and 1.61% for 2004, 2003 and 2002, respectively. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $5.16, $4.61 and $0.94, respectively. For fixed awards with pro-rata vesting, the Company recognizes compensation cost on a straight-line basis.

Stock Rights

In October 1998, the Company’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) for each outstanding share of the Company’s Common Stock. These Rights were to expire in November 2008 and trade with the Company’s Common Stock. Such Rights were not exercisable and had no voting power. In September 2004, the Company’s Board of Directors amended the Shareholder Protection Rights Agreement dated as of November 6, 1998 (the “Rights Agreement”) which provided for the distribution of one Right for each outstanding common share, par value $0.01 per share, of the Company upon the occurrence of certain events as set forth therein. The Company amended the Rights Agreement to define the “Expiration Time” as September 30, 2004. The Rights Agreement as amended expired on September 30, 2004. Therefore the holders of shares of the Company’s Common Stock no longer have any rights pursuant to the Rights Agreement.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 8- RELATED PARTY TRANSACTIONS

In 2004, the Company paid $82,113 in fees to SBLI USA Mutual Life Insurance Company, Inc. A member of the Board of Directors served as the Chief Financial Officer of SBLI USA Mutual Life Insurance Company during 2004.

During 2003, the Company provided services to FirePond, which produced revenues for the Company totaling approximately $2,000. The Company did not provide any services to FirePond in 2004. A member of the Company’s Board of Directors served as the Chief Executive Officer of FirePond until December 2003. The Company provided implementation services to various end clients, as a subcontractor to FirePond.

During 2003, the Company provided implementation services to McCann-Erickson, which produced revenues for the Company totaling approximately $93,000. The Company did not provide any services to McCann-Erickson in 2004. A member of the Company’s Board of Directors serves as the Chief Technology Officer of McCann-Erickson.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private Ltd. (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 rupees (approximately $133,000) and advance lease rentals of 11,640,000 rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 rupees (approximately $106,000) and advance lease rentals of 9,312,000 rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 931,000 rupees (approximately $21,000). Rent expense for the year ended December 31, 2004 towards the said lease was 15,570,000 rupees (approximately $358,000). The value of un-amortized rentals as of December 31, 2004 was 14,667,000 rupees (approximately $337,000).

Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”). The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15,282,000 Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500).

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 9- RESTRUCTURING AND OTHER SPECIAL CHARGES

During the year ended December 31, 2001, in an effort to further refine the Company’s business strategy around its core competencies and to refocus on more active markets, the Company recorded a $13,261,000 restructuring and other special charges provision. The charges, which were mainly non-cash in nature, were related primarily to the Application Service Provider business in the United States, the termination of an agreement to build and operate a technology development and support center in Puerto Rico and to the restructuring and downsizing of the Company’s operations in the United Kingdom. The Company has restated $77,000 of the accrual balance related to exit costs in 2002.

Activity in accrued costs for restructuring and other special charges is as follows:

	Severance and Related Costs	Asset Impairments	Exit Costs	Total

Accrued costs - January 1, 2002	$385,000	$—	$467,000	$852,000
Charges to operations during 2002-Restated	30,000	—	(77,000)	(47,000)
Costs paid during 2002	(326,000)	—	(384,000)	(710,000)

Accrued costs - December 31, 2002-Restated	89,000	—	6,000	95,000
Charges to operations during 2003	—	—	—	—
Costs paid during 2003	(89,000)	—	(6,000)	(95,000)

Accrued costs - December 31, 2003-Restated	$—	$—	$—	$—

NOTE 10- COMMITMENTS AND CONTINGENCIES

Tax-Free Spin-off of SeraNova

On July 5, 2000, the Company distributed SeraNova common stock to its shareholders in a transaction that was structured to be and reported as a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code (“IRC Section 355”). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company’s shareholders recognize any gain or income in connection with the transaction. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 (“Tax Sharing Agreement”), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event. However, subsequently SeraNova and its parent company, Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy. Additionally, as a condition to the distribution, SeraNova management represented that there was no present plan nor intent to enter into a subsequent transaction that would disturb the intended tax–free nature of the distribution.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 10- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Tax-Free Spin-off of SeraNova (Continued)

On October 27, 2000, SeraNova and Silverline Technologies, Inc. announced that they had entered into an agreement and plan of merger, under which Silverline Technologies, Inc. would acquire control of SeraNova in exchange for American depository shares of Silverline. Subsequently, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy on August 8, 2003.

IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65,000,000, plus interest and penalties, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability, an issue that is currently being analyzed.

Employment Agreements

As of December 31, 2004, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1,785,000. Of this amount, approximately $1,057,000 represents amounts provided for in Severance Packages between Intelligroup Asia Pvt. Ltd. (“IGA”) and certain members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, four members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $560,000 to such individuals.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 10- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Tax Contingency in India

The Company is currently appealing the tax assessments received by the Company’s India subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002 (See Note 11). In the event the Company’s appeal is not successful, future cash outlays of approximately $89,000 would be required. The tax provisions for these assessments have already been recorded in prior year consolidated financial statements.

Leases

The Company leases office space under operating leases that have initial or remaining non-cancelable lease terms in excess of one year. Additionally, the Company has sublet certain of its office space, which generates sublease income. Certain leases are subject to common area maintenance or operating expense charges and have options to renew. Future minimum aggregate annual lease payments are as follows:

For the Years Ended December 31,	Gross Operating Lease Payments	Sublease Income	Net Operating Lease Payments

2005	$3,014,000	$350,000	$2,664,000
2006	2,527,000	350,000	2,177,000
2007	1,994,000	350,000	1,644,000
2008	1,199,000	262,000	937,000
2009	132,000		132,000
2010 thereafter	12,000		12,000

	$8,878,000	$1,312,000	$7,566,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $2,572,000, $1,482,000 and $1,552,000, net of sublease income of $321,000, $326,000, and $157,000, respectively.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 10- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other

On September 30, 2004, the Company closed a $15,000,000 private placement of an aggregate of 17,647,000 shares of the Company’s Common Stock at a purchase price of $0.85 per share with SAIF and Venture Tech. The private placement was completed pursuant to the terms of a definitive common stock purchase agreement (the “Purchase Agreement”) executed on September 29, 2004 with SAIFand Venture Tech (collectively, the “Investors”) pursuant to which the Investors agreed to acquire an aggregate of 17,647,000 shares of the Company’s Common Stock in a private placement at a purchase price of $0.85 per share for a total purchase price of $15,000,000. Through the private placement transaction, SB Asia Infrastructure Fund, L.P. acquired approximately 33.5% of the Company’s outstanding Common Stock and Venture Tech acquired approximately 16.8% of the Company’s outstanding Common Stock. The agreement also provides that the Investors would have the right to designate five of the nine members of the Company’s Board of Directors, and granted the Investors certain other rights, including the right to have their shares of Common Stock registered under the Securities Act of 1933, as amended, the right to participate in future equity offerings and approval rights with respect to specified significant transactions. The shares were offered by the Company without general solicitation, and each of the Investors had represented to the Company that it is an “accredited investor” as defined in Rule 501(a) under the Securities Act and that it was acquiring the shares for investment purposes only, and not with a view to distribution.

On September 30, 2004, as a result of the Private Placement Transaction, the Company’s remaining obligation to pay Ashok Pandey $500,000 under the change in control provisions of that certain Settlement Agreement, dated August 7, 2003, by and between the Company and Mr. Pandey, became immediately due and owing. The Company’s total obligation under the Settlement Agreement was for $750,000, $250,000 of which was previously paid to Mr. Pandey on October 14, 2003, with two further equal annual installments due on October 14, 2004 and 2005. The Company issued two payments in the amount of $250,000 each to Mr. Pandey on January 17, 2005 and February 21, 2005.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 11- LITIGATION

On August 16, 2001, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County (“Superior Court”), against SeraNova, Inc., and Silverline Technologies Limited and Silverline Technologies, Inc. (collectively, “Silverline”), which acquired SeraNova in March 2001. The complaint, which seeks damages, alleges among other things that SeraNova failed to pay amounts owing under (i) an unsecured promissory note totaling $10,080,000, and (ii) a system implementation project totaling $512,000. On September 25, 2001, SeraNova and Silverline filed a joint Answer to the Company's complaint. In addition, SeraNova filed a counterclaim against the Company for compensatory damages in excess of $5,500,000 and punitive damages in the amount of $10,000,000. After completion of the discovery process, the Company moved for summary judgment. On April 17, 2003, the Court granted partial summary judgment. On July 11, 2003, the Court dismissed the defendant’s counterclaims seeking compensatory and punitive damages. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. Shortly thereafter, counsel for defendants asked the Court and was granted permission to be relieved as counsel. On September 22, 2003, the Company moved for entry of default against Silverline Technologies Limited. On May 24, 2004, the Superior Court entered final Judgment against Silverline Technology, Ltd. in the amount of $11,472,000.

The Company currently believes that collecting such Judgment from Silverline Technology, Ltd. is not probable.

On June 14, 2002, the Company filed a complaint in the Superior Court of New Jersey, Mercer County, against Ashok Pandey, a shareholder and former officer and director of the Company. The complaint sought damages in excess of $400,000, based on allegations that Mr. Pandey breached certain terms and conditions of a separation agreement he entered into with the Company. Mr. Pandey filed an Answer to the Company's complaint denying the Company’s claims. On June 6, 2003, the Court granted summary judgment in favor of the Company on all counts of the complaint and the Company’s motion for attorney’s fees was unopposed. On August 7, 2003, the Company and Mr. Pandey executed a settlement agreement (“Settlement Agreement”) resolving, among other things, the litigation matters between them.

Back to Contents

INTELLIGROUP, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 11- LITIGATION (CONTINUED)

On June 26, 2002, Ashok Pandey filed a Complaint in the United States District Court for the District of New Jersey, alleging that certain shareholders of the Company constituted a group that held more than 5% of the outstanding shares of the Company’s Common Stock and had not filed a Schedule 13D disclosure statement with the Securities and Exchange Commission. On June 28, 2002, plaintiff obtained an ex parte injunctive order from the Court barring Srini Raju, an alleged member of the “group” and a shareholder holding 4.61% of the Company’s Common Stock, from voting in the annual election. On July 12, 2002, after reviewing actual evidence of record, and hearing argument from Pandey’s counsel, the Court held that there was no basis to enjoin Mr. Raju from voting his shares at the Annual Meeting. After the election, Pandey sought to file an amended complaint dropping certain defendants, and adding others, including the Company. On September 27, 2002, the Court granted plaintiff’s motion, and allowed certain limited discovery to proceed. On October 11, 2002, the Company filed a motion for judgment on the Pleadings in its favor, arguing that the relief sought by plaintiff, the retroactive sterilization of Mr. Raju’s shares and the invalidation of his votes at the Annual Meeting, is not sanctioned by law and is unavailable as a remedy. In response, Pandey filed a motion seeking leave to file a Second Amended Complaint, seeking to drop the Section 13D claims against the Company and substitute them with claims brought under Section 14A of the Securities and Exchange Act. On January 31, 2003, the Court denied each of the parties’ motions. On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement resolving, among other things, the litigation matters between them.

On July 2, 2002, Ashok Pandey filed a complaint in the Superior Court of New Jersey, Middlesex County, in connection with the Company’s 2002 Proxy Contest with respect to the Annual Meeting. In his Complaint, plaintiff claimed that Intelligroup’s Board of Directors violated their fiduciary duties by adjourning the Annual Meeting from July 2, 2002 to July 16, 2002. On July 3, 2002, the Court denied Plaintiff’s application for emergent relief, and ruled that Intelligroup could adjourn its Annual Meeting, finding that plaintiff’s conduct in obtaining ex parte injunctive relief in federal court enjoining the voting of 4.61% of the Company’s outstanding Common Stock without notice to the Company, “estopped [Pandey] from complaining about the adjournment.” Despite the court’s denial of his emergent application, plaintiff continued the litigation in an effort to have the court sanction his unilateral attempt to hold an annual meeting and election on July 2, 2002, despite the Company’s adjournment of the meeting and the absence of its Board of Directors and a quorum of its shareholders on July 2, 2002. The Company filed its Answer and Affirmative Defenses on August 30, 2002. On November 6, 2002, the Company filed a Motion for Summary Judgment and on January 7, 2003, the Court granted Partial Summary Judgment.

On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement resolving, among other things, the litigation matters between them.

On July 3, 2002, the Company filed a complaint in the United States District Court for the District of New Jersey, naming Ashok Pandey, TAIB Securities, Inc., Beechrock Holdings Limited and Braydon Holdings Limited as defendants. The complaint alleged, among other things, that the defendants violated federal securities laws in connection with the Company’s 2002 Proxy Contest. The defendants filed an Answer to the Company’s complaint denying the Company’s claims. On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement resolving, among other things, the litigation matters between them. Additionally, the Court ordered that the matter be dismissed as a result of the settlement, subject to the defendants or the Company reopening the case before September 30, 2003. Since the case was not reopened by any of the parties, the matter has been settled by and between all defendants and the Company.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 11- LITIGATION (CONTINUED)

On October 4, 2002, the Company filed a complaint in the Superior Court of New Jersey, Middlesex County against the SeraNova Group and HSBC seeking compensatory, consequential and punitive damages resulting from SeraNova’s failure to pay its obligations to the Company under its promissory note. The complaint alleges that this failure was due to SeraNova’s fraudulent conveyance of assets, including but not limited to lucrative customer accounts, to Silverline, and HSBC’s allegedly knowing acceptance of a fraudulent guarantee of Silverline’s debt to HSBC from SeraNova. All defendants have answered the complaint and discovery has commenced. On August 8, 2003, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy, thereby staying this action as to these defendants. There has been no notice that Silverline Technologies Limited is insolvent. The Company entered into a settlement agreement dated July 19, 2004 with HSBC resolving the matters related to this action.

By letter dated May 12, 2003, Zions First National Bank (“Zions”) informed the Company that Network Publishing, Inc., a former wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of SeraNova upon the spin-off of SeraNova by the Company in 2000, was delinquent on a loan made by Zions and guaranteed by the Company. Zions was demanding payment of $536,000 from the Company, plus interest accrued from April 1, 2002. In the third quarter 2003, the Company negotiated a settlement with Zions for a total sum of $430,000, which was paid out in installments through January 2004. The Company has made all required payments under the settlement. The Company has recorded this sum and related legal costs of $44,000 in the SeraNova charges line item.

The Company’s India subsidiary has received tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003 and December 31, 2003 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowed certain expenses claimed during fiscal years ended March 31, 1998 through March 31, 2001. The tax assessments were for 14.6 million, 9.5 million, 2.8 million and 5.6 million Indian rupees, respectively, or approximately $742,000. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees or approximately $39,000 was also received. The Company has made payments of 14.6 million, 9.5 million, 2.8 million and 5.7 million Indian rupees, respectively, or approximately $815,000 consisting of $682,000 for taxes paid under protest, $39,000 for tax penalties and interest and $94,000 for other tax adjustments not in dispute to the India tax authority. The Company’s resulting overpayment of $34,000 has been refunded.

On March 29, 2005, the Company’s India subsidiary received an additional assessment for 15.0 million Indian rupees, or approximately $345,000 for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees or approximately $137,000 under protest and has also paid 5.1 million Indian rupees or approximately $118,000 for agreed to adjustments through August 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals and is paying the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

The Company is currently at the Appellant Tribunal stage for the tax years ended March 31, 1998 through March 31, 2001 related to this matter and at the Commissioner of Income Tax Appeals for fiscal year ended March 31, 2002.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 11- LITIGATION (CONTINUED)

Six class action lawsuits have been initiated, purportedly on behalf of plaintiffs who purchased the Company’s securities, against the Company and certain former officers, including Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) (collectively, “Shareholder Class Actions”) in the United States District Court, District of New Jersey (“District of New Jersey”). The Shareholder Class Actions generally allege violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding its financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Actions generally seek relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. In August 2005, the District of New Jersey consolidated the six class actions and appointed a lead plaintiff. By agreement of the parties, lead plaintiff filed the consolidated amended complaint on or about the second week of October 2005.

On January 28, 2005, the Company received subpoenas in connection with a formal investigation by the United States Securities and Exchange Commission (“SEC”) regarding whether federal securities laws were violated in connection with the issuance of the Company’s financial statements for prior periods. The Company is cooperating with the SEC to produce documents in response to the subpoenas.

On or about March 23, 2005, Jefferies & Company, Inc. initiated an arbitration proceeding to recover fees in the amount of $750,000 plus interest and reasonable attorneys’ fees and costs allegedly owed to Broadview International, a division of Jefferies & Company (“Broadview”) as a result of the private placement transaction that the Company closed on September 30, 2004 with SAIF and Venture Tech. The arbitration proceeding is in the discovery phase.

There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition in the event the Company was unsuccessful in such litigation.

Legal fees arising in connection with litigation is expensed as incurred.

NOTE 12- INCOME TAXES

Income taxes provision (benefit) from continuing operations consists of the following:

		(Restated)	(Restated)
	2004	2003	2002

Current:
Federal	$—	$—	$(160,000)
State	5,000	118,000	88,000
Foreign	580,000	284,000	208,000

	585,000	402,000	136,000
Deferred:
Foreign	(227,000)	(216,000)	(242,000)

Total	$358,000	$186,000	$(106,000)

Income (loss) before taxes from domestic and foreign sources is as follows:

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 12- INCOME TAXES (CONTINUED)

		(Restated)	(Restated)
	2004	2003	2002

United States	$(4,230,000)	$(2,531,000)	$(813,000)
Foreign	3,722,000	2,601,000	312,000

Income (loss) before provision for taxes	$(508,000)	$70,000	$(501,000)

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

		(Restated)	(Restated)
	2004	2003	2002

Tax at federal statutory rate	(34.0)%	34.0%	(34.0)%
State income tax, net of federal benefit	0.6	111.0	11.6
Foreign taxes	14.6	59.1	1.4
Changes in valuation allowance	(520.4)	2,136.0	327.9
Permanent items	866.5	(1,048.0)	(146.0)
Tax refund claims	—	—	(31.8)
Tax holiday, India	(256.8)	(1,026.4)	(150.3)

Effective tax rate	70.5%	265.7%	(21.2)%

In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. This tax deduction favorably impacted the Company’s effective tax rates for the periods reported.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 12- INCOME TAXES (CONTINUED)

		(Restated)
	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$478,000	$292,000
Vacation accrual	1,045,000	528,000
Net operating losses	13,632,000	16,855,000
Other accrued liabilities	277,000	117,000

Total deferred tax assets	15,432,000	17,792,000

Deferred tax liability - accelerated depreciation	(122,000)	(67,000)
Valuation allowance	(14,626,000)	(17,268,000)

Net deferred tax assets - non-current	$684,000	$457,000

During 2004, 2003 and 2002, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses as the ability to utilize these losses may be limited in the future. The Company decreased the valuation allowance by recording a tax benefit of $2,642,000 in 2004 and increased the valuation allowance by recording a tax provision of $1,307,000 and $1,725,000 in 2003 and 2002, respectively. Offsetting the tax benefit in 2004 is the Company’s estimated charge to the provision representing a reduction of the net operating loss carry-forward as a result of IRC 382 of $5,133,000. The Company’s valuation allowance as of December 31, 2004 and 2003 was $14,626,000 and $17,268,000 respectively. Net operating loss carry forwards of $34,272,000 expire in various years through 2024.

NOTE 13- DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $681,000, $246,000 and $478,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company used $336,000 of forfeitures to offset contributions in the year ended December 31, 2003. The Company’s match in the 401(k) plan is 2%.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 14- DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations of the former subsidiaries is as follows:

	(Restated)	(Restated)
	2003	2002

Revenue	$1,691,000	$7,028,000
Pre-tax income (loss)	1,375,000	(912,000)
Income tax provision	33,000	79,000
Income (loss) from discontinued operations, excluding loss on sale	1,342,000	(991,000)

Additionally, the Company reported a loss on the sale of the former subsidiaries of $2,267,000 for the year ended December 31, 2003.

On April 2, 2003, the Company consummated the sale (the “Sale”), effective as of March 1, 2003, of its Former Subsidiaries, to Soltius. As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months, commencing April 2003. In March 2004, the Company agreed to renegotiate the original payment terms with Soltius. The Company as of January 2005 has been paid in full.

The consolidated financial statements have been retroactively adjusted to reflect the discontinued operations in the consolidated statements of operations and comprehensive income (loss) and cash flows for the periods reported.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 15- SEGMENT DATA AND GEOGRAPHIC INFORMATION

The Company operates in one industry, information technology solutions and services.

On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented (see Note 14). The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

•	United States (“US”) – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate headquarters are located in Edison, New Jersey;

•	India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries. The India headquarters are located in Hyderabad, India;

•	Europe – includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters are located in Milton Keynes, United Kingdom;

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters are located in Tokyo, Japan.

Each of the operating segments has a Managing Director, or equivalent position, who reports directly to the Chief Executive Officer (“CEO”). Currently, the CEO and President is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Accordingly, the Company’s consolidated operating results for the years ended December 31, 2004, 2003 and 2002 and financial position as of December 31, 2004 and 2003 are presented in the following geographic segments:

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 15- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United
	States	India	Europe	Japan	Total

2004

Revenue	$95,270,000	$22,029,000	$6,890,000	$4,714,000	$128,903,000
Depreciation and amortization	2,201,000	572,000	112,000	16,000	2,901,000	(1)
Operating income (loss)	(4,129,000)	3,324,000	(183,000)	857,000	(131,000)
Total assets	35,547,000	8,388,000	2,455,000	1,781,000	48,171,000

2003 - Restated

Revenue	$90,639,000	$16,248,000	$6,683,000	$3,572,000	$117,142,000
Depreciation and amortization	2,479,000	784,000	156,000	30,000	3,449,000	(2)
Operating income (loss)	(1,815,000)	2,536,000	189,000	437,000	1,347,000
Total assets	30,523,000	7,101,000	2,888,000	926,000	41,438,000

2002 - Restated

Revenue	$78,587,000	$13,642,000	$5,705,000	$3,171,000	$101,105,000
Depreciation and amortization	2,470,000	813,000	225,000	59,000	3,567,000	(3)
Operating income (loss)	(563,000)	2,274,000	(1,620,000)	(599,000)	(508,000)
Total assets	25,471,000	6,257,000	2,117,000	1,795,000	35,640,000	(4)

(1)	Includes $426,000 of depreciation and amortization included in costs of revenue for the year ended December 31, 2004.
(2)	Includes $787,000 of depreciation and amortization included in costs of revenue for the year ended December 31, 2003.
(3)	Includes $830,000 of depreciation and amortization included in costs of revenue for the year ended December 31, 2002.
(4)	Excludes $3,068,000 of assets held for sale for the year ended December 31, 2002.
(5)	Of the total capital expenditures incurred for the year 2004, $1,617,000 was incurred in the US and $380,000 was incurred in India.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 16- SUBSEQUENT EVENTS

On January 28, 2005, the Company learned that the United States Securities and Exchange Commission (“SEC”) had commenced a formal investigation into matters related to the previously announced restatement of the Company’s consolidated financial statements for the years ending December 31, 2003, 2002 and 2001 and for the quarter ended March 31, 2004. In connection with such investigation, the Company received subpoenas from the SEC requesting production of documents relevant to the SEC’s investigation. The Company has been working with the SEC to respond to the subpoenas.

On March 21, 2005, the Company and the Investors entered into an amendment dated March 9, 2005 (the “Amendment”) to the Purchase Agreement dated September 29, 2004. The Amendment eliminated certain requirements related to the registration of the shares of the Company’s common stock issued to the Purchasers pursuant to the Purchase Agreement. Specifically, it eliminates the liquidated damages provisions contained in the Purchase Agreement. The Amendment also eliminated the April 15, 2005 deadline for filing the registration statement as well as the requirement that the registration statement be declared effective within 270 days of the common stock issuance. The Company is still required to file a registration statement related to the resale of the shares of Common Stock issued to the Purchasers as promptly as reasonably practicable, and use best efforts to cause the registration statement to be declared effective as promptly as practicable. The Amendment also eliminated the Company’s covenant to timely file periodic reports as required by the Securities Exchange Act of 1934.

On or about March 23, 2005, Jeffries & Company, Inc. initiated an arbitration proceeding to recover fees in the amount of $750,000 plus interest and reasonable attorneys’ fees and costs allegedly owed to Broadview International, a division of Jeffries & Company (“Broadview”), as a result of the private placement transaction that the Company closed on September 30, 2004 with SB Asia Infrastructure Fund, L.P. and Venture Tech. The arbitration proceeding is in the discovery phase.

On March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000 for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has applied from the previous assessment discussed above approximately 6.0 million Indian rupees or approximately $137,000 under protest and has also paid 5.1 million Indian rupees or approximately $118,000 for agreed to adjustments through August 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals and is paying the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

On April 4, 2005, the Company removed Mr. Valluri from his position as Chief Executive Officer, President and Chairman of the Board. The Company appointed Mr. Gulati to the Board of Directors and to the positions of Chief Executive Officer and President.

Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15,282,000 Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500).

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 16–SUBSEQUENT EVENTS (CONTINUED)

On September 30, 2005, the Company and the Bank executed the Sixth Amendment to the Loan Documents and Waiver Agreement. The terms of the Sixth Amendment, amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement; (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate (as defined in the Loan Agreement); (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account, i.e. Black Rock Account, in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, among other things, the Company was required to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company also agreed to resume timely filing of the periodic reports due to the listing exchange upon which the Company’s shares are traded and to any governmental agency beginning with the filing of the Company’s annual report on Form 10-K for the year ending December 31, 2005. The Bank agreed to waive any events of default arising from the Company’s failure to timely deliver to the Bank the monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial statements and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer and President.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS

The following consolidated balance sheets, statements of operations and comprehensive income (loss) and cash flows give effect to the correction of errors identified in the restatement and re-audit process as discussed in Note 1. Where required, they also reflect the reclassification adjustments necessary to give effect to the discontinued operations discussed in Note 14. The “as previously reported” columns contain reclassifications to conform with the December 31, 2004 presentation.

2004 and 2003 Quarterly Financial Data

The following tables sets forth certain unaudited results of operations for each quarter during 2004 and 2003 (as restated – see Note 1). The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year.

	For Quarters Ended 2004

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

	As Previously	As
	Reported	Restated

Revenue	$30,848,000	$30,536,000	$32,064,000	$35,492,000	$30,811,000
Gross profit	9,690,000	9,862,000	9,069,000	10,902,000	7,252,000
Operating income (loss)	1,040,000	911,000	(665,000)	2,200,000	(2,577,000)
Income (loss) from
continuing operations
before income tax
provision (benefit of)	546,000	187,000	(117,000)	2,156,000	(2,734,000)
Net income (loss)	279,000	378,000	(343,000)	1,859,000	(2,760,000)

Earnings (loss) per share:
Basic	$0.02	$0.02	$(0.02)	$0.09	$(0.08)
Diluted	$0.01	$0.02	$(0.02)	$0.08	$(0.08)
Shares outstanding:
Basic	17,184,000	17,184,000	17,403,000	21,858,000	35,103,000
Diluted	19,126,000	19,294,000	17,403,000	22,775,000	35,103,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

	For Quarters Ended 2003

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Revenue	$27,235,000	$27,366,000	$28,005,000	$27,516,000	$31,035,000	$31,336,000	$32,293,000	$30,924,000
Gross profit	7,926,000	8,185,000	8,496,000	8,035,000	8,824,000	9,149,000	9,681,000	8,386,000
Operating income (loss)	(4,998,000)	67,000	(34,000)	(11,000)	214,000	1,130,000	1,493,000	161,000
Income (loss) from
continuing operations
before income tax
provision (benefit of)	(5,142,000)	(51,000)	(330,000)	(837,000)	149,000	1,140,000	1,355,000	(182,000)
Loss from discontinued
operations	(2,134,000)	(925,000)	—	—	—	—	—	—
Net income (loss)	(7,351,000)	(1,080,000)	(493,000)	(1,043,000)	17,000	1,128,000	1,442,000	(46,000)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.31)	$(0.01)	$(0.03)	$(0.06)	$—	$0.07	$0.09	$—
Loss from
discontinued operations	$(0.13)	$(0.06)	$—	$—	$—	$—	$—	$—
Diluted
Income (loss) from continuing operations	$(0.31)	$(0.01)	$(0.03)	$(0.06)	$—	$0.07	$0.08	$—

Loss from discontinued operations	$(0.13)	$(0.06)	$—	$—	$—	$—	$—	$—
Shares outstanding:
Basic	16,630,000	16,630,000	16,655,000	16,655,000	16,683,000	16,683,000	16,796,000	16,796,000
Diluted	16,630,000	16,630,000	16,655,000	16,655,000	17,132,000	17,132,000	18,354,000	16,796,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(unaudited)

Restated Financial Statements

The following restated consolidated balance sheets, statements of operations and comprehensive income (loss) and cash flows give effect to the correction of errors and other adjustments identified in the restatement and re-audit process discussed in Note 1.

			Previously
	As Previously	Reclassification	Reported After	Restatement	As
	Reported	Adjustments	Reclassification	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,972,000	$(543,000)	$1,429,000	$—	$1,429,000
Accounts receivable, net	13,654,000	(1,610,000)	12,044,000	675,000	12,719,000
Unbilled services	6,973,000	(485,000)	6,488,000	(786,000)	5,702,000
Deferred tax asset, current	1,736,000	—	1,736,000	(1,736,000)	—
Prepaid expenses and other current assets	3,924,000	(1,479,000)	2,445,000	(101,000)	2,344,000
SeraNova receivable	9,140,000	1,245,000	10,385,000	(10,385,000)	—
Assets held for sale, current	—	2,872,000	2,872,000	(27,000)	2,845,000

Total current assets	37,399,000	—	37,399,000	(12,360,000)	25,039,000
Property and equipment, net	7,486,000	(267,000)	7,219,000	3,000	7,222,000
Other assets	1,505,000	(354,000)	1,151,000	357,000	1,508,000
Assets held for sale	—	621,000	621,000	—	621,000

Total assets	$46,390,000	$—	$46,390,000	$(12,000,000)	$34,390,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$4,725,000	$—	$4,725,000	$—	$4,725,000
Accounts payable	4,150,000	(996,000)	3,154,000	—	3,154,000
Accrued payroll and related taxes	5,505,000	(306,000)	5,199,000	1,139,000	6,338,000
Accrued expenses and other current liabilities	3,910,000	(288,000)	3,622,000	583,000	4,205,000
Deferred revenue	256,000	—	256,000	497,000	753,000
Income taxes payable	457,000	(427,000)	30,000	422,000	452,000
Current portion of obligations
under capital leases and other debt	589,000	—	589,000	160,000	749,000
Liabilities held for sale, current	—	2,017,000	2,017,000	—	2,017,000

Total current liabilities	19,592,000	—	19,592,000	2,801,000	22,393,000
Long-term debt and obligations under
capital lease, net of current portion	260,000	—	260,000	(53,000)	207,000
Deferred taxes	170,000	—	170,000	(170,000)	—
Other long-term liabilities	—	—	—	1,370,000	1,370,000

Total liabilities	20,022,000	—	20,022,000	3,948,000	23,970,000

Shareholders' Equity
Preferred stock	—	—	—	—	—
Common stock	166,000	—	166,000	—	166,000
Additional paid-in capital	41,366,000	—	41,366,000	—	41,366,000
Accumulated deficit	(10,674,000)	—	(10,674,000)	(19,104,000)	(29,778,000)
Accumulated other comprehensive loss	(4,490,000)	—	(4,490,000)	3,156,000	(1,334,000)

Total shareholders' equity	26,368,000	—	26,368,000	(15,948,000)	10,420,000

Total liabilities and shareholders' equity	$46,390,000	$—	$46,390,000	$(12,000,000)	$34,390,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(unaudited)

Restated Financial Statements

The following restated consolidated balance sheets, statements of operations and comprehensive income (loss) and cash flows give effect to the correction of errors and other adjustments identified in the restatement and re-audit process discussed in Note 1.

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$23,005,000	$282,000	$23,287,000
Cost of revenue	16,025,000	184,000	16,209,000

Gross profit	6,980,000	98,000	7,078,000

Selling, general and administrative expenses	5,996,000	—	5,996,000
Depreciation and amortization	692,000	—	692,000

Total operating expenses	6,688,000	—	6,688,000

Operating income	292,000	98,000	390,000

Interest income	7,000	—	7,000
Interest expense	(105,000)	—	(105,000)
Other income	40,000	271,000	311,000

Income from continuing operations before income
tax provision	234,000	369,000	603,000
Provision for income taxes	104,000	(99,000)	5,000

Income from continuing operations	130,000	468,000	598,000

Loss from discontinued operations	(119,000)	(95,000)	(214,000)

Net income	$11,000	$373,000	$384,000

Earnings (loss) per share:
Basic earnings (loss) per share
Income from continuing operations	$0.01	$0.03	$0.04
Discontinued operations	(0.01)	(0.01)	(0.02)

Net earnings per share	$0.00	$0.02	$0.02

Weighted average number of common shares
outstanding – basic	16,630,000	16,630,000	16,630,000

Diluted earnings (loss) per share
Income from continuing operations	$0.01	$0.03	$0.04
Discontinued operations	(0.01)	(0.01)	(0.02)

Net earnings per share	$0.00	$0.02	$0.02

Weighted average number of common shares outstanding – diluted	16,631,000	16,631,000	16,631,000

Comprehensive income (loss)
Net income	$11,000	$373,000	$384,000
Other comprehensive loss
Currency translation adjustments	1,466,000	(1,790,000)	(324,000)

Comprehensive income (loss)	$1,477,000	$(1,417,000)	$60,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$11,000	$373,000	$384,000
Less: Loss from discontinued operations	(119,000)	(95,000)	(214,000)

Income from continuing operations	130,000	468,000	598,000
Adjustments to reconcile net income to net cash used in operating activities	(218,000)	(872,000)	(1,090,000)

Net cash used in operating activities of continuing operations	(88,000)	(404,000)	(492,000)

Cash flows from investing activities:
Purchase of property and equipment	(298,000)	(28,000)	(326,000)

Net cash used in investing activities	(298,000)	(28,000)	(326,000)

Cash flows from financing activities:
Principal payments under capital leases	(165,000)	147,000	(18,000)
Net change in line of credit borrowings	659,000	1,000	660,000

Net cash provided by financing activities	494,000	148,000	642,000

Effect of foreign currency exchange rate changes on cash	(424,000)	406,000	(18,000)

Net cash used in continuing operations	(316,000)	122,000	(194,000)
Net cash provided by discontinued operations	125,000	(122,000)	3,000

Net decrease in cash and cash equivalents	(191,000)	—	(191,000)
Cash and cash equivalents - beginning of period	1,620,000	—	1,620,000

Cash and cash equivalents - end of period	$1,429,000	$—	$1,429,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(unaudited)

			Previously
	As Previously	Reclassification	Reported After	Restatement	As
	Reported	Adjustments	Reclassification	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,375,000	$(415,000)	$960,000	$—	$960,000
Accounts receivable, net	17,173,000	(1,520,000)	15,653,000	95,000	15,748,000
Unbilled services	4,673,000	(385,000)	4,288,000	1,170,000	5,458,000
Deferred tax asset, current	1,736,000	—	1,736,000	(1,736,000)	—
Prepaid expenses and other current assets	3,083,000	(299,000)	2,784,000	(297,000)	2,487,000
SeraNova receivable	4,000,000	—	4,000,000	(4,000,000)	—
Assets held for sale, current	—	2,619,000	2,619,000	—	2,619,000

Total current assets	32,040,000	—	32,040,000	(4,768,000)	27,272,000
Property and equipment, net	7,178,000	(275,000)	6,903,000	45,000	6,948,000
Other assets	1,003,000	(374,000)	629,000	376,000	1,005,000
Assets held for sale	—	649,000	649,000	(42,000)	607,000

Total assets	$40,221,000	$—	$40,221,000	$(4,389,000)	$35,832,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$4,041,000	$—	$4,041,000	$—	$4,041,000
Accounts payable	3,796,000	(274,000)	3,522,000	—	3,522,000
Accrued payroll and related taxes	6,200,000	(227,000)	5,973,000	1,255,000	7,228,000
Accrued expenses and other current liabilities	4,603,000	625,000	5,228,000	(1,452,000)	3,776,000
Deferred revenue	854,000	—	854,000	1,245,000	2,099,000
Income taxes payable	586,000	(352,000)	234,000	218,000	452,000
Current portion of obligations
under capital leases and other debt	529,000	1,000	530,000	149,000	679,000
Liabilities held for sale, current	—	1,310,000	1,310,000	—	1,310,000

Total current liabilities	20,609,000	1,083,000	21,692,000	1,415,000	23,107,000
Long-term debt and obligations under
capital lease, net of current portion	156,000	—	156,000	(53,000)	103,000
Deferred taxes	154,000	—	154,000	(154,000)	—
Other long-term liabilities	1,082,000	(1,082,000)	—	1,371,000	1,371,000

Total liabilities	22,001,000	1,000	22,002,000	2,579,000	24,581,000

Shareholders' Equity
Preferred stock	—	—	—	—	—
Common stock	166,000	—	166,000	—	166,000
Additional paid-in capital	41,366,000	—	41,366,000	—	41,366,000
Accumulated deficit	(19,234,000)	(1,000)	(19,235,000)	(9,631,000)	(28,866,000)
Accumulated other comprehensive loss	(4,078,000)	—	(4,078,000)	2,663,000	(1,415,000)

Total shareholders' equity	18,220,000	(1,000)	18,219,000	(6,968,000)	11,251,000

Total liabilities and shareholders' equity	$40,221,000	$—	$40,221,000	$(4,389,000)	$35,832,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$47,811,000	$1,243,000	$49,054,000
Cost of revenue	32,947,000	313,000	33,260,000

Gross profit	14,864,000	930,000	15,794,000

Selling, general and administrative expenses	12,467,000	(135,000)	12,332,000
Depreciation and amortization	1,327,000	—	1,327,000
SeraNova receivable and impairment and other charges	8,362,000	(8,307,000)	55,000
Proxy contest charges	464,000	—	464,000

Total operating expenses	22,620,000	(8,442,000)	14,178,000

Operating income (loss)	(7,756,000)	9,372,000	1,616,000

Interest income	18,000	—	18,000
Interest expense	(200,000)	—	(200,000)
Other income	56,000	258,000	314,000

Income (loss) from continuing operations before income tax provision	(7,882,000)	9,630,000	1,748,000
Provision for income taxes	310,000	(245,000)	65,000

Income (loss) from continuing operations	(8,192,000)	9,875,000	1,683,000

Loss from discontinued operations	(358,000)	(29,000)	(387,000)

Net income (loss)	$(8,550,000)	$9,846,000	$1,296,000

Earnings (loss) per share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.49)	$0.59	$0.10
Discontinued operations	(0.02)	(0.00)	(0.02)

Net earnings (loss) per share	$(0.51)	$0.59	$0.08

Weighted average number of common shares
outstanding - basic	16,630,000	16,630,000	16,630,000

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.49)	$0.59	$0.10
Discontinued operations	(0.02)	(0.00)	(0.02)

Net earnings (loss) per share	$(0.51)	$0.59	$0.08

Weighted average number of common shares outstanding - diluted	16,630,000	16,639,000	16,639,000

Comprehesnive income (loss)
Net income (loss)	$(8,550,000)	$9,846,000	$1,296,000
Other comprehensive loss
Currency translation adjustments	(13,000)	(392,000)	(405,000)

Comprehensive income (loss)	$(8,563,000)	$9,454,000	$891,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$24,806,000	$961,000	$25,767,000
Cost of revenue	16,922,000	129,000	17,051,000

Gross profit	7,884,000	832,000	8,716,000

Selling, general and administrative expenses	6,471,000	(135,000)	6,336,000
Depreciation and amortization	635,000	—	635,000
SeraNova receivable and impairment and other charges	8,362,000	(8,307,000)	55,000
Proxy contest charges	464,000	—	464,000

Total operating expenses	15,932,000	(8,442,000)	7,490,000

Operating income (loss)	(8,048,000)	9,274,000	1,226,000
Interest income	11,000	—	11,000
Interest expense	(95,000)	—	(95,000)
Other income	16,000	(13,000)	3,000

Income (loss) from continuing operations before income
tax provision	(8,116,000)	9,261,000	1,145,000
Provision for income taxes	206,000	(146,000)	60,000

Income (loss) from continuing operations	(8,322,000)	9,407,000	1,085,000
Loss from discontinued operations	(239,000)	66,000	(173,000)

Net income (loss)	$(8,561,000)	$9,473,000	$912,000

Earnings (loss) per share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.50)	$0.56	$0.06
Discontinued operations	(0.01)	0.00	(0.01)

Net earnings (loss) per share	$(0.51)	$0.56	$0.05

Weighted average number of common shares
outstanding - basic	16,630,000	16,630,000	16,630,000

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.50)	$0.56	$0.06
Discontinued operations	(0.01)	0.00	(0.01)

Net earnings (loss) per share	$(0.51)	$0.56	$0.05

Weighted average number of common shares outstanding – diluted	16,630,000	16,651,000	16,651,000

Comprehesnive income (loss)
Net income (loss)	$(8,561,000)	$9,473,000	$912,000
Other comprehensive income (loss)
Currency translation adjustments	412,000	(493,000)	(81,000)

Comprehensive income (loss)	$(8,149,000)	$8,980,000	$831,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$(8,550,000)	$9,846,000	$1,296,000
Less: Loss from discontinued operations	(358,000)	(29,000)	(387,000)

Income (loss) from continuing operations	(8,192,000)	9,875,000	1,683,000
Adjustments to reconcile net income (loss) to net
cash provided by operating activities	9,298,000	(10,353,000)	(1,055,000)

Net cash provided by operating activities of
continuing operations	1,106,000	(478,000)	628,000

Cash flows from investing activities:
Purchase of property and equipment	(798,000)	281,000	(517,000)

Net cash used in investing activities	(798,000)	281,000	(517,000)

Cash flows from financing activities:
Principal payments under capital leases	(334,000)	144,000	(190,000)
Net change in line of credit borrowings	(26,000)	1,000	(25,000)

Net cash used in financing activities	(360,000)	145,000	(215,000)

Effect of foreign currency exchange rate changes on cash	(13,000)	33,000	20,000

Net cash used in continuing operations	(65,000)	(19,000)	(84,000)
Net cash used in discontinued operations	(595,000)	19,000	(576,000)

Net decrease in cash and cash equivalents	(660,000)	—	(660,000)
Cash and cash equivalents - beginning of period	1,620,000	—	1,620,000

Cash and cash equivalents - end of period	$960,000	$—	$960,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

 INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(unaudited)

			Previously
	As Previously	Reclassification	Reported After	Restatement	As
	Reported	Adjustments	Reclassification	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,980,000	$(394,000)	$1,586,000	$—	$1,586,000
Accounts receivable, net	16,087,000	(1,156,000)	14,931,000	33,000	14,964,000
Unbilled services	7,992,000	(518,000)	7,474,000	110,000	7,584,000
Deferred tax asset, current	1,736,000	—	1,736,000	(1,736,000)	—
Prepaid expenses and other current assets	2,461,000	(121,000)	2,340,000	(775,000)	1,565,000
SeraNova receivable	4,000,000	—	4,000,000	(4,000,000)	—
Assets held for sale, current	—	2,189,000	2,189,000	—	2,189,000

Total current assets	34,256,000	—	34,256,000	(6,368,000)	27,888,000
Property and equipment, net	6,619,000	(283,000)	6,336,000	3,000	6,339,000
Other assets	1,141,000	(361,000)	780,000	363,000	1,143,000
Assets held for sale	—	644,000	644,000	—	644,000

Total assets	$42,016,000	$—	$42,016,000	$(6,002,000)	$36,014,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$5,099,000	$—	$5,099,000	$—	$5,099,000
Accounts payable	4,213,000	(230,000)	3,983,000	—	3,983,000
Accrued payroll and related taxes	6,863,000	(540,000)	6,323,000	1,382,000	7,705,000
Accrued expenses and other current liabilities	4,106,000	817,000	4,923,000	(1,248,000)	3,675,000
Deferred revenue	1,228,000	—	1,228,000	389,000	1,617,000
Income taxes payable	488,000	(108,000)	380,000	37,000	417,000
Current portion of obligations under capital leases and other debt	444,000	—	444,000	126,000	570,000
Liabilities held for sale, current	—	1,090,000	1,090,000	—	1,090,000

Total current liabilities	22,441,000	1,029,000	23,470,000	686,000	24,156,000

Long-term debt and obligations under capital lease, net of current portion	67,000	—	67,000	(53,000)	14,000
Deferred taxes	167,000	—	167,000	(167,000)	—
Other long-term liabilities	1,029,000	(1,029,000)	—	2,120,000	2,120,000

Total liabilities	23,704,000	—	23,704,000	2,586,000	26,290,000

Shareholders' Equity
Preferred stock	—	—	—	—	—
Common stock	166,000	—	166,000	—	166,000
Additional paid-in capital	41,366,000	—	41,366,000	—	41,366,000
Accumulated deficit	(19,222,000)	—	(19,222,000)	(11,408,000)	(30,630,000)
Accumulated other comprehensive loss	(3,998,000)	—	(3,998,000)	2,820,000	(1,178,000)

Total shareholders' equity	18,312,000	—	18,312,000	(8,588,000)	9,724,000

Total liabilities and shareholders' equity	$42,016,000	$—	$42,016,000	$(6,002,000)	$36,014,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$74,479,000	$838,000	$75,317,000
Cost of revenue	51,581,000	458,000	52,039,000

Gross profit	22,898,000	380,000	23,278,000

Selling, general and administrative expenses	18,791,000	(137,000)	18,654,000
Depreciation and amortization	1,942,000	—	1,942,000
SeraNova receivable and impairment and other charges	8,362,000	(7,782,000)	580,000
Proxy contest charges	876,000	750,000	1,626,000

Total operating expenses	29,971,000	(7,169,000)	22,802,000

Operating income (loss)	(7,073,000)	7,549,000	476,000
Interest income	22,000	—	22,000
Interest expense	(297,000)	—	(297,000)
Other income	48,000	221,000	269,000

Income (loss) from continuing operations before income tax provision	(7,300,000)	7,770,000	470,000
Provision for income taxes	492,000	(304,000)	188,000

Income (loss) from continuing operations	(7,792,000)	8,074,000	282,000
Loss from discontinued operations	(745,000)	(7,000)	(752,000)

Net loss	$(8,537,000)	$8,067,000	$(470,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.47)	$0.48	$0.01
Discontinued operations	(0.04)	(0.00)	(0.04)

Net loss per share	$(0.51)	$0.48	$(0.03)

Weighted average number of common shares outstanding - basic	16,630,000	16,630,000	16,630,000

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.47)	$0.48	$0.01
Discontinued operations	(0.04)	(0.00)	(0.04)

Net loss per share	$(0.51)	$0.48	$(0.03)

Weighted average number of common shares outstanding - diluted	16,630,000	16,630,000	16,630,000

Comprehensive loss
Net loss	$(8,537,000)	$8,067,000	$(470,000)

Other comprehensive income (loss)	67,000	(235,000)	(168,000)
Currency translation adjustments
Comprehensive loss	$(8,470,000)	$7,832,000	$(638,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$26,668,000	$(405,000)	$26,263,000
Cost of revenue	18,634,000	145,000	18,779,000

Gross profit	8,034,000	(550,000)	7,484,000

Selling, general and administrative expenses	6,324,000	(2,000)	6,322,000
Depreciation and amortization	615,000	—	615,000
SeraNova receivable and impairment and other charges	—	525,000	525,000
Proxy contest charges	412,000	750,000	1,162,000

Total operating expenses	7,351,000	1,273,000	8,624,000

Operating income (loss)	683,000	(1,823,000)	(1,140,000)
Interest income	4,000	—	4,000
Interest expense	(97,000)	—	(97,000)
Other expense	(9,000)	(37,000)	(46,000)

Income (loss) from continuing operations before income tax provision	581,000	(1,860,000)	(1,279,000)
Provision for income taxes	181,000	(59,000)	122,000

Income (loss) from continuing operations	400,000	(1,801,000)	(1,401,000)
Loss from discontinued operations	(387,000)	22,000	(365,000)

Net income (loss)	$13,000	$(1,779,000)	$(1,766,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.02	$(0.11)	$(0.09)
Discontinued operations	(0.02)	0.00	(0.02)

Net earnings (loss) per share	$0.00	$(0.11)	$(0.11)

Weighted average number of common shares outstanding - basic	16,630,000	16,630,000	16,630,000

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.02	$(0.11)	$(0.09)
Discontinued operations	(0.02)	0.00	(0.02)

Net earnings (loss) per share	$0.00	$(0.11)	$(0.11)

Weighted average number of common shares outstanding - diluted	16,633,000	16,630,000	16,630,000

Comprehenive income (loss)
Net income (loss)	$13,000	$(1,779,000)	$(1,766,000)
Other comprehensive income
Currency translation adjustments	80,000	157,000	237,000

Comprehensive income (loss)	$93,000	$(1,622,000)	$(1,529,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(8,537,000)	$8,067,000	$(470,000)
Less: Loss from discontinued operations	(745,000)	(7,000)	(752,000)

Income (loss) from continuing operations	(7,792,000)	8,074,000	282,000
Adjustments to reconcile net loss to net cash provided by operating activities	8,976,000	(8,668,000)	308,000

Net cash provided by operating activities of continuing operations	1,184,000	(594,000)	590,000

Cash flows from investing activities:
Purchase of property and equipment	(1,042,000)	478,000	(564,000)

Net cash used in investing activities	(1,042,000)	478,000	(564,000)

Cash flows from financing activities:
Principal payments under capital leases	(509,000)	123,000	(386,000)
Net change in line of credit borrowings	1,033,000	—	1,033,000

Net cash provided by financing activities	524,000	123,000	647,000

Effect of foreign currency exchange rate changes on cash	67,000	(14,000)	53,000

Net cash provided by continuing operations	733,000	(7,000)	726,000
Net cash used in discontinued operations	(767,000)	7,000	(760,000)

Net decrease in cash and cash equivalents	(34,000)	—	(34,000)
Cash and cash equivalents - beginning of period	1,620,000	—	1,620,000

Cash and cash equivalents - end of period	$1,586,000	$—	$1,586,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,163,000	$—	$1,163,000
Accounts receivable, net	17,745,000	44,000	17,789,000
Unbilled services	6,818,000	(130,000)	6,688,000
Deferred tax asset, current	1,088,000	(1,088,000)	—
Prepaid expenses and other current assets	3,316,000	(170,000)	3,146,000
SeraNova receivable	4,000,000	(4,000,000)	—
Assets held for sale, current	3,069,000	(676,000)	2,393,000

Total current assets	37,199,000	(6,020,000)	31,179,000

Property and equipment, net	5,725,000	26,000	5,751,000
Deferred tax asset	118,000	(118,000)	—
Other assets	911,000	191,000	1,102,000
Assets held for sale	—	676,000	676,000

Total assets	$43,953,000	$(5,245,000)	$38,708,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$6,059,000	$—	$6,059,000
Accounts payable	5,229,000	—	5,229,000
Accrued payroll and related taxes	5,891,000	1,355,000	7,246,000
Accrued expenses and other current liabilities	3,491,000	1,469,000	4,960,000
Deferred revenue	1,280,000	927,000	2,207,000
Income taxes payable	190,000	192,000	382,000
Current portion of obligations
under capital leases and other debt	315,000	307,000	622,000
Liabilities held for sale, current	1,681,000	—	1,681,000

Total current liabilities	24,136,000	4,250,000	28,386,000

Long-term debt and obligations under
capital lease, net of current portion	63,000	(63,000)	—
Other long-term liabilities	1,028,000	500,000	1,528,000

Total liabilities	25,227,000	4,687,000	29,914,000

Shareholders' Equity
Preferred stock	—	—	—
Common stock	166,000	—	166,000
Additional paid-in capital	41,366,000	—	41,366,000
Accumulated deficit	(19,168,000)	(12,381,000)	(31,549,000)
Accumulated other comprehensive loss	(3,638,000)	2,449,000	(1,189,000)

Total shareholders' equity	18,726,000	(9,932,000)	8,794,000

Total liabilities and shareholders' equity	$43,953,000	$(5,245,000)	$38,708,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2002

	As Previously Reported	Adjustments	As Restated

Revenue	$101,303,000	$(198,000)	$101,105,000
Cost of revenue	70,333,000	786,000	71,119,000

Gross profit	30,970,000	(984,000)	29,986,000

Selling, general and administrative expenses	25,242,000	45,000	25,287,000
Depreciation and amortization	2,753,000	(17,000)	2,736,000
SeraNova receivable and impairment and other
charges	8,362,000	(7,714,000)	648,000
Proxy contest charges	1,073,000	750,000	1,823,000

Total operating expenses	37,430,000	(6,936,000)	30,494,000

Operating loss	(6,460,000)	5,952,000	(508,000)

Interest income	31,000	—	31,000
Interest expense	(394,000)	2,000	(392,000)
Other income (expense)	(123,000)	491,000	368,000

Loss from continuing operations before income
tax provision (benefit of)	(6,946,000)	6,445,000	(501,000)
Provision for (benefit of) income taxes	491,000	(597,000)	(106,000)

Loss from continuing operations	(7,437,000)	7,042,000	(395,000)

Loss from discontinued operations	(1,046,000)	55,000	(991,000)

Net loss	$(8,483,000)	$7,097,000	$(1,386,000)

Loss per share:
Basic earnings (loss) per share
Loss from continuing operations	$(0.45)	$0.43	$(0.02)
Discontinued operations	(0.06)	0.00	(0.06)

Net loss per share	$(0.51)	$0.43	$(0.08)

Weighted average number of common shares
outstanding - basic	16,630,000	16,630,000	16,630,000

Diluted loss per share
Loss from continuing operations	$(0.45)	$0.43	$(0.02)
Discontinued operations	(0.06)	0.00	(0.06)

Net loss per share	$(0.51)	$0.43	$(0.08)

Weighted average number of common shares
outstanding - diluted	16,630,000	16,630,000	16,630,000

Comprehensive loss
Net loss	$(8,483,000)	$7,097,000	$(1,386,000)
Other comprehensive income (loss)
Currency translation adjustments	427,000	(606,000)	(179,000)

Comprehensive loss	$(8,056,000)	$6,491,000	$(1,565,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	As Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(8,483,000)	$7,096,000	$(1,387,000)
Less: Loss from discontinued operations	(1,046,000)	55,000	(991,000)

Loss from continuing operations	(7,437,000)	7,041,000	(396,000)
Adjustments to reconcile net loss to net
cash used in operating activities	7,306,000	(7,278,000)	28,000

Net cash used in operating activities of
continuing operations	(131,000)	(237,000)	(368,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,451,000)	315,000	(1,136,000)

Net cash used in investing activities	(1,451,000)	315,000	(1,136,000)

Cash flows from financing activities:
Principal payments under capital leases	(583,000)	(64,000)	(647,000)
Net change in line of credit borrowings	1,993,000	—	1,993,000

Net cash provided by financing activities	1,410,000	(64,000)	1,346,000

Effect of foreign currency exchange rate changes on cash	427,000	(353,000)	74,000

Net cash provided by (used in) continuing operations	255,000	(339,000)	(84,000)
Net cash used in discontinued operations	(712,000)	123,000	(589,000)

Net decrease in cash and cash equivalents	(457,000)	(216,000)	(673,000)
Cash and cash equivalents – beginning of year	1,620,000	—	1,620,000

Cash and cash equivalents – end of year	$1,163,000	$(216,000)	$947,000

Supplemental disclosure of cash flow information
Cash paid for income taxes	$853,000	$(117,000)	$736,000

Cash paid for interest	$395,000	$—	$395,000

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired by capital lease	$—	$(241,000)	$(241,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,256,000	$(374,000)	$1,882,000
Accounts receivable, net	18,017,000	170,000	18,187,000
Unbilled services	5,727,000	(444,000)	5,283,000
Deferred tax asset, current	1,088,000	(1,088,000)	—
Prepaid expenses and other current assets	3,434,000	(170,000)	3,264,000

Total current assets	30,522,000	(1,906,000)	28,616,000

Property and equipment, net	5,229,000	59,000	5,288,000
Deferred tax asset	119,000	(119,000)	—
Other assets	938,000	342,000	1,280,000

Total assets	$36,808,000	$(1,624,000)	$35,184,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$5,844,000	$—	$5,844,000
Accounts payable	4,051,000	207,000	4,258,000
Accrued payroll and related taxes	7,123,000	1,534,000	8,657,000
Accrued expenses and other current liabilities	4,302,000	313,000	4,615,000
Deferred revenue	1,050,000	747,000	1,797,000
Income taxes payable	394,000	(16,000)	378,000
Current portions of obligations
under capital leases and other debts	207,000	304,000	511,000

Total current liabilities	22,971,000	3,089,000	26,060,000

Long-term debt and obligations under
capital lease, net of current portion	64,000	(62,000)	2,000
Other long-term liabilities	932,000	500,000	1,432,000

Total liabilities	23,967,000	3,527,000	27,494,000

Shareholders' Equity
Preferred stock	—	—	—
Common stock	166,000	—	166,000
Additional paid-in capital	41,366,000	—	41,366,000
Accumulated deficit	(26,519,000)	(6,110,000)	(32,629,000)
Accumulated other comprehensive loss	(2,172,000)	959,000	(1,213,000)

Total shareholders' equity	12,841,000	(5,151,000)	7,690,000

Total liabilities and shareholders' equity	$36,808,000	$(1,624,000)	$35,184,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

Revenue	$27,235,000	$131,000	$27,366,000
Cost of revenue	19,309,000	(128,000)	19,181,000

Gross profit	7,926,000	259,000	8,185,000

Selling, general and administrative expenses	6,868,000	139,000	7,007,000
Depreciation and amortization	699,000	—	699,000
SeraNova receivable and impairment and other
charges	5,060,000	(4,945,000)	115,000
Proxy contest charges	297,000	—	297,000

Total operating expenses	12,924,000	(4,806,000)	8,118,000

Operating income (loss)	(4,998,000)	5,065,000	67,000

Interest income	13,000	1,000	14,000
Interest expense	(108,000)	4,000	(104,000)
Other expense	(49,000)	21,000	(28,000)

Loss from continuing operations before income
tax provision	(5,142,000)	5,091,000	(51,000)
Provision for income taxes	75,000	29,000	104,000

Loss from continuing operations	(5,217,000)	5,062,000	(155,000)

Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Net loss	$(7,351,000)	$6,271,000	$(1,080,000)

Loss per share:
Basic loss per share
Loss from continuing operations	$(0.31)	$0.30	$(0.01)
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.44)	$0.37	$(0.07)

Weighted average number of common shares
outstanding – basic	16,630,000	16,630,000	16,630,000

Diluted loss per share
Loss from continuing operations	$(0.31)	$0.30	$(0.01)
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.44)	$0.37	$(0.07)

Weighted average number of common shares
outstanding – diluted	16,630,000	16,630,000	16,630,000

Comprehensive loss
Net loss	$(7,351,000)	$6,271,000	$(1,080,000)
Other comprehensive income (loss)
Currency translation adjustments	1,466,000	(1,490,000)	(24,000)

Comprehensive loss	$(5,885,000)	$4,781,000	$(1,104,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(7,351,000)	$6,271,000	$(1,080,000)
Less: Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Loss from continuing operations	(5,217,000)	5,062,000	(155,000)

Adjustments to reconcile net loss to net cash provided by in operating activities	6,298,000	(5,493,000)	805,000

Net cash provided by operating activities of continuing operations	1,081,000	(431,000)	650,000

Cash flows from investing activities:
Purchase of property and equipment	(384,000)	(21,000)	(405,000)

Net cash used in investing activities	(384,000)	(21,000)	(405,000)

Cash flows from financing activities:
Principal payments under capital leases	(108,000)	(2,000)	(110,000)
Net change in line of credit borrowings	(216,000)	—	(216,000)

Net cash used in financing activities	(324,000)	(2,000)	(326,000)

Effect of foreign currency exchange rate changes on cash	1,466,000	(1,470,000)	(4,000)

Net cash provided by (used in) continuing operations	1,839,000	(1,924,000)	(85,000)
Net cash provided by (used in) discontinued operations	(746,000)	1,550,000	804,000

Net increase in cash and cash equivalents	1,093,000	(374,000)	719,000
Cash and cash equivalents – beginning of period	1,163,000	—	1,163,000

Cash and cash equivalents – end of period	$2,256,000	$(374,000)	$1,882,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,311,000	$(1,000)	$2,310,000
Accounts receivable, net	16,397,000	(8,000)	16,389,000
Unbilled services	8,251,000	(551,000)	7,700,000
Deferred tax asset, current	1,084,000	(1,084,000)	—
Prepaid expenses and other current assets	4,521,000	(527,000)	3,994,000

Total current assets	32,564,000	(2,171,000)	30,393,000
Property and equipment, net	4,781,000	26,000	4,807,000
Deferred tax asset	156,000	(156,000)	—
Other assets	823,000	192,000	1,015,000

Total assets	$38,324,000	$(2,109,000)	$36,215,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$7,325,000	$—	$7,325,000
Accounts payable	4,960,000	—	4,960,000
Accrued payroll and related taxes	7,173,000	1,423,000	8,596,000
Accrued expenses and other current liabilities	4,166,000	(199,000)	3,967,000
Deferred revenue	1,140,000	1,114,000	2,254,000
Income taxes payable	399,000	(56,000)	343,000
Current portion of obligations
under capital leases and other debt	96,000	287,000	383,000

Total current liabilities	25,259,000	2,569,000	27,828,000
Long-term debt and obligations under
capital lease, net of current portion	69,000	(63,000)	6,000
Other long-term liabilities	873,000	500,000	1,373,000

Total liabilities	26,201,000	3,006,000	29,207,000

Shareholders’ Equity
Preferred stock	—	—	—
Common stock	167,000	—	167,000
Additional paid-in capital	41,425,000	—	41,425,000
Accumulated deficit	(27,012,000)	(6,660,000)	(33,672,000)
Accumulated other comprehensive loss	(2,457,000)	1,545,000	(912,000)

Total shareholders’ equity	12,123,000	(5,115,000)	7,008,000

Total liabilities and shareholders’ equity	$38,324,000	$(2,109,000)	$36,215,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$55,240,000	$(358,000)	$54,882,000
Cost of revenue	38,818,000	(156,000)	38,662,000

Gross profit	16,422,000	(202,000)	16,220,000

Selling, general and administrative expenses	13,809,000	128,000	13,937,000
Depreciation and amortization	1,411,000	—	1,411,000
SeraNova receivable and impairment and other charges	5,060,000	(4,837,000)	223,000
Proxy contest charges	593,000	—	593,000
Restructuring and other special charges	581,000	(581,000)	—

Total operating expenses	21,454,000	(5,290,000)	16,164,000

Operating income (loss)	(5,032,000)	5,088,000	56,000
Interest income	25,000	1,000	26,000
Interest expense	(232,000)	(5,000)	(237,000)
Other expense	(233,000)	(500,000)	(733,000)

Loss from continuing operations before income tax provision	(5,472,000)	4,584,000	(888,000)
Provision for income taxes	238,000	72,000	310,000

Loss from continuing operations	(5,710,000)	4,512,000	(1,198,000)
Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Net loss	$(7,844,000)	$5,721,000	$(2,123,000)

Loss per share:
Basic loss per share
Loss from continuing operations	$(0.34)	$0.27	$(0.07)
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.47)	$0.34	$(0.13)

Weighted average number of common shares outstanding - basic	16,644,000	16,644,000	16,644,000

Diluted loss per share
Loss from continuing operations	$(0.34)	$0.27	$(0.07)
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.47)	$0.34	$(0.13)

Weighted average number of common shares outstanding - diluted	16,644,000	16,644,000	16,644,000

Comprehensive loss
Net loss	$(7,844,000)	$5,721,000	$(2,123,000)
Other comprehensive income
Currency translation adjustments	1,181,000	(904,000)	277,000

Comprehensive loss	$(6,663,000)	$4,817,000	$(1,846,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$28,005,000	$(489,000)	$27,516,000
Cost of revenue	19,509,000	(28,000)	19,481,000

Gross loss	8,496,000	(461,000)	8,035,000

Selling, general and administrative expenses	6,941,000	(11,000)	6,930,000
Depreciation and amortization	712,000	—	712,000
SeraNova receivable and impairment and other charges	—	108,000	108,000
Proxy contest charges	296,000	—	296,000
Restructuring and other special charges	581,000	(581,000)	—

Total operating expenses	8,530,000	(484,000)	8,046,000

Operating loss	(34,000)	23,000	(11,000)
Interest income	12,000	—	12,000
Interest expense	(124,000)	(9,000)	(133,000)
Other expense	(184,000)	(521,000)	(705,000)

Loss from continuing operations before income tax provision	(330,000)	(507,000)	(837,000)
Provision for income taxes	163,000	43,000	206,000

Loss from continuing operations	(493,000)	(550,000)	(1,043,000)
Income (loss) from discontinued operations	—	—	—

Net loss	$(493,000)	$(550,000)	$(1,043,000)

Loss per share:
Basic and diluted loss per share
Loss from continuing operations	$(0.03)	$(0.03)	$(0.06)
Discontinued operations	—	—	—

Net loss per share	$(0.03)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	16,655,000	16,655,000	16,655,000

Comprehensive loss
Net loss	$(493,000)	$(550,000)	$(1,043,000)
Other comprehensive income (loss)
Currency translation adjustments	(285,000)	586,000	301,000

Comprehensive loss	$(778,000)	$36,000	$(742,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(7,844,000)	$5,721,000	$(2,123,000)
Less: Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Loss from continuing operations	(5,710,000)	4,512,000	(1,198,000)
Adjustments to reconcile net loss to net cash provided by operating activities	6,155,000	(3,790,000)	2,365,000

Net cash provided by operating activities of continuing operations	445,000	722,000	1,167,000

Cash flows from investing activities:
Purchase of property and equipment	(839,000)	59,000	(780,000)

Net cash used in investing activities	(839,000)	59,000	(780,000)

Cash flows from financing activities:
Principal payments under capital leases	(219,000)	(14,000)	(233,000)
Proceeds from exercise of stock options	60,000	(1,000)	59,000
Net change in line of credit borrowings	1,266,000	—	1,266,000

Net cash provided by financing activities	1,107,000	(15,000)	1,092,000

Effect of foreign currency exchange rate changes on cash	1,181,000	(1,166,000)	15,000

Net cash provided by continuing operations	1,894,000	(400,000)	1,494,000
Net cash used in discontinued operations	(746,000)	399,000	(347,000)

Net increase in cash and cash equivalents	1,148,000	(1,000)	1,147,000
Cash and cash equivalents– beginning of period	1,163,000	—	1,163,000

Cash and cash equivalents– end of period	$2,311,000	$(1,000)	$2,310,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,178,000	$—	$2,178,000
Accounts receivable, net	16,226,000	75,000	16,301,000
Unbilled services	10,177,000	(311,000)	9,866,000
Deferred tax asset, current	1,271,000	(1,271,000)	—
Prepaid expenses and other current assets	4,348,000	(441,000)	3,907,000

Total current assets	34,200,000	(1,948,000)	32,252,000
Property and equipment, net	4,432,000	26,000	4,458,000
Deferred tax asset	152,000	(152,000)	—
Other assets	1,066,000	192,000	1,258,000

Total assets	$39,850,000	$(1,882,000)	$37,968,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$6,160,000	$—	$6,160,000
Accounts payable	3,936,000	(4,000)	3,932,000
Accrued payroll and related taxes	8,380,000	1,222,000	9,602,000
Accrued expenses and other current liabilities	5,712,000	(211,000)	5,501,000
Deferred revenue	1,697,000	910,000	2,607,000
Income taxes payable	588,000	(273,000)	315,000
Current portion of obligations under capital leases and other debt	8,000	348,000	356,000

Total current liabilities	26,481,000	1,992,000	28,473,000
Long-term debt and obligations under capital lease, net of current portion	69,000	(62,000)	7,000
Other long-term liabilities	1,248,000	—	1,248,000

Total liabilities	27,798,000	1,930,000	29,728,000

Shareholders' Equity
Preferred stock	—	—	—
Common stock	167,000	—	167,000
Additional paid-in capital	41,425,000	—	41,425,000
Accumulated deficit	(26,994,000)	(5,549,000)	(32,543,000)
Accumulated other comprehensive loss	(2,546,000)	1,737,000	(809,000)

Total shareholders' equity	12,052,000	(3,812,000)	8,240,000

Total liabilities and shareholders' equity	$39,850,000	$(1,882,000)	$37,968,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

Revenue	$86,275,000	$(57,000)	$86,218,000
Cost of revenue	61,030,000	(180,000)	60,850,000

Gross profit	25,245,000	123,000	25,368,000

Selling, general and administrative expenses	20,937,000	48,000	20,985,000
Depreciation and amortization	2,130,000	—	2,130,000
SeraNova receivable and impairment and other charges	5,534,000	(5,179,000)	355,000
Proxy contest charges	1,461,000	(750,000)	711,000

Total operating expenses	30,062,000	(5,881,000)	24,181,000

Operating income (loss)	(4,817,000)	6,004,000	1,187,000
Interest income	72,000	1,000	73,000
Interest expense	(323,000)	(5,000)	(328,000)
Other expense	(254,000)	(425,000)	(679,000)

Income (loss) from continuing operations before income tax provision	(5,322,000)	5,575,000	253,000
Provision for income taxes	370,000	(48,000)	322,000

Loss from continuing operations	(5,692,000)	5,623,000	(69,000)
Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Net loss	$(7,826,000)	$6,832,000	$(994,000)

Loss per share:
Basic loss per share
Loss from continuing operations	$(0.34)	$0.34	$(0.00)
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.47)	$0.41	$(0.06)

Weighted average number of common shares outstanding - basic	16,656,000	16,656,000	16,656,000

Diluted loss per share
Loss from continuing operations	$(0.34)	$0.34	0.00
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.47)	$0.41	$(0.06)

Weighted average number of common shares outstanding - diluted	16,656,000	16,656,000	16,656,000

Comprehensive loss
Net loss	$(7,826,000)	$6,832,000	$(994,000)
Other comprehensive income
Currency translation adjustments	1,092,000	(712,000)	380,000

Comprehensive loss	$(6,734,000)	$6,120,000	$(614,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

Revenue	$31,035,000	$301,000	$31,336,000
Cost of revenue	22,211,000	(24,000)	22,187,000

Gross profit	8,824,000	325,000	9,149,000

Selling, general and administrative expenses	7,130,000	(80,000)	7,050,000
Depreciation and amortization	719,000	—	719,000
SeraNova receivable and impairment and other charges	(107,000)	239,000	132,000
Proxy contest charges	868,000	(750,000)	118,000

Total operating expenses	8,610,000	(591,000)	8,019,000

Operating income	214,000	916,000	1,130,000
Interest income	47,000	—	47,000
Interest expense	(91,000)	—	(91,000)
Other income (expense)	(21,000)	75,000	54,000

Income from continuing operations before income tax provision	149,000	991,000	1,140,000
Provision for income taxes	132,000	(120,000)	12,000

Income from continuing operations	17,000	1,111,000	1,128,000
Income (loss) from discontinued operations	—	—	—

Net income	$17,000	$1,111,000	$1,128,000

Earnings per share:
Basic earnings per share
Income from continuing operations	$0.00	$0.07	$0.07
Discontinued operations	—	—	—

Net earnings per share	$0.00	$0.07	$0.07

Weighted average number of common shares outstanding - basic	16,683,000	16,683,000	16,683,000

Diluted earnings per share
Income from continuing operations	$0.00	$0.06	$0.06
Discontinued operations	—	—	—

Net earnings per share	$0.00	$0.06	$0.06

Weighted average number of common shares outstanding - diluted	17,132,000	17,132,000	17,132,000

Comprehensive income (loss)
Net income	$17,000	$1,111,000	$1,128,000
Other comprehensive income (loss)
Currency translation adjustments	(89,000)	192,000	103,000

Comprehensive income (loss)	$(72,000)	$1,303,000	$1,231,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

	As Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(7,826,000)	$6,832,000	$(994,000)
Less: Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Loss from continuing operations	(5,692,000)	5,623,000	(69,000)
Adjustments to reconcile net loss to net cash provided operating activities	8,291,000	(5,510,000)	2,781,000

Net cash provided by operating activities of continuing operations	2,599,000	113,000	2,712,000

Cash flows from investing activities:
Purchase of property and equipment	(1,784,000)	451,000	(1,333,000)

Net cash used in investing activities	(1,784,000)	451,000	(1,333,000)

Cash flows from financing activities:
Principal payments under capital leases	(307,000)	46,000	(261,000)
Proceeds from exercise of stock options	60,000	—	60,000
Net change in line of credit borrowings	101,000	—	101,000

Net cash used in financing activities	(146,000)	46,000	(100,000)

Effect of foreign currency exchange rate changes on cash	1,095,000	(1,011,000)	84,000

Net cash provided by continuing operations	1,764,000	(401,000)	1,363,000
Net cash used in discontinued operations	(749,000)	401,000	(348,000)

Net increase in cash and cash equivalents	1,015,000	—	1,015,000
Cash and cash equivalents - beginning of period	1,163,000	—	1,163,000

Cash and cash equivalents - end of period	$2,178,000	$—	$2,178,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,873,000	$(1,000)	$1,872,000
Accounts receivable, net	23,941,000	(10,000)	23,931,000
Unbilled services	7,298,000	(1,684,000)	5,614,000
Deferred tax asset, current	1,041,000	(1,041,000)	—
Other current assets	3,671,000	294,000	3,965,000

Total current assets	37,824,000	(2,442,000)	35,382,000
Property and equipment, net	3,854,000	395,000	4,249,000
Deferred tax asset	917,000	(917,000)	—
Other assets	1,893,000	(86,000)	1,807,000

Total assets	$44,488,000	$(3,050,000)	$41,438,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$8,288,000	$—	$8,288,000
Accounts payable	5,061,000	161,000	5,222,000
Accrued payroll and related taxes	9,110,000	1,310,000	10,420,000
Accrued expenses and other current liabilities	3,876,000	(413,000)	3,463,000
Deferred revenue	1,920,000	1,082,000	3,002,000
Income taxes payable	459,000	(147,000)	312,000
Current portion of obligations under capital leases and other debt	209,000	320,000	529,000

Total current liabilities	28,923,000	2,313,000	31,236,000

Long-term debt and obligations under capital lease, net of current portion	256,000	—	256,000
Deferred taxes	—	—	—
Other long-term liabilities	893,000		893,000

Total liabilities	30,072,000	2,313,000	32,385,000

Shareholders' Equity
Preferred stock	—	—	—
Common stock	170,000		170,000
Additional paid-in capital	42,190,000	—	42,190,000
Accumulated deficit	(25,553,000)	(7,036,000)	(32,589,000)
Accumulated other comprehensive loss	(2,391,000)	1,673,000	(718,000)

Total shareholders' equity	14,416,000	(5,363,000)	9,053,000

Total liabilities and shareholders' equity	$44,488,000	$(3,050,000)	$41,438,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2003

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$118,568,000	$(1,426,000)	$117,142,000
Cost of revenue	83,641,000	(254,000)	83,387,000

Gross profit	34,927,000	(1,172,000)	33,755,000

Selling, general and administrative expenses	28,542,000	91,000	28,633,000
Depreciation and amortization	2,715,000	(54,000)	2,661,000
SeraNova receivable and impairment and other charges	5,534,000	(5,131,000)	403,000
Proxy contest charges	1,461,000	(750,000)	711,000

Total operating expenses	38,252,000	(5,844,000)	32,408,000

Operating income (loss)	(3,325,000)	4,672,000	1,347,000
Interest income	83,000	—	83,000
Interest expense	(441,000)	(12,000)	(453,000)
Other expense	(285,000)	(622,000)	(907,000)

Income (loss) from continuing operations before income tax provision	(3,968,000)	4,038,000	70,000
Provision for income taxes	283,000	(97,000)	186,000

Loss from continuing operations	(4,251,000)	4,135,000	(116,000)
Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Net loss	$(6,385,000)	$5,344,000	$(1,041,000)

Loss per share:
Basic loss per share
Loss from continuing operations	$(0.25)	$0.25	$0.00
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.38)	$0.32	$(0.06)

Weighted average number of common shares outstanding – basic	16,697,000	16,697,000	16,697,000

Diluted loss per share
Loss from continuing operations	$(0.25)	$0.25	$0.00
Discontinued operations	(0.13)	0.07	(0.06)

Net loss per share	$(0.38)	$0.32	$(0.06)

Weighted average number of common shares outstanding – diluted	16,697,000	16,697,000	16,697,000

Comprehensive loss
Net loss	$(6,385,000)	$5,344,000	$(1,041,000)
Other comprehensive income
Currency translation adjustments	1,247,000	(776,000)	471,000

Comprehensive loss	$(5,138,000)	$4,568,000	$(570,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(6,385,000)	$5,344,000	$(1,041,000)
Less: Loss from discontinued operations	(2,134,000)	1,209,000	(925,000)

Loss from continuing operations	(4,251,000)	4,135,000	(116,000)
Adjustments to reconcile net loss to net cash used in operating activities	3,409,000	(3,712,000)	(303,000)

Net cash used in operating activities of continuing operations	(842,000)	423,000	(419,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,632,000)	256,000	(1,376,000)

Net cash used in investing activities	(1,632,000)	256,000	(1,376,000)

Cash flows from financing activities:
Principal payments under capital leases	(374,000)	74,000	(300,000)
Proceeds from exercise of stock options	828,000	(1,000)	827,000
Net change in line of credit borrowings	2,229,000	—	2,229,000

Net cash provided by financing activities	2,683,000	73,000	2,756,000

Effect of foreign currency exchange rate changes on cash	1,247,000	(1,151,000)	96,000

Net cash provided by continuing operations	1,456,000	(399,000)	1,057,000
Net cash used in discontinued operations	(746,000)	398,000	(348,000)

Net increase in cash and cash equivalents	710,000	(1,000)	709,000
Cash and cash equivalents – beginning of year	1,163,000	—	1,163,000

Cash and cash equivalents – end of year	$1,873,000	$(1,000)	$1,872,000

Supplemental disclosure of cash flow information
Cash paid for income taxes	$351,000	$5,000	$356,000

Cash paid for interest	$441,000	$—	$441,000

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired by capital lease	$—	$(461,000)	$(461,000)

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,938,000	$2,000	$2,940,000
Accounts receivable, net	22,003,000	1,136,000	23,139,000
Unbilled services	6,796,000	(2,838,000)	3,958,000
Deferred tax asset, current	1,041,000	(1,041,000)	—
Prepaid expenses and other current assets	3,012,000	310,000	3,322,000

Total current assets	35,790,000	(2,431,000)	33,359,000
Property and equipment, net	3,701,000	19,000	3,720,000
Deferred tax asset	917,000	(917,000)	—
Other assets	2,477,000	270,000	2,747,000

Total assets	$42,885,000	$(3,059,000)	$39,826,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$7,675,000	$—	$7,675,000
Accounts payable	2,125,000	21,000	2,146,000
Accrued payroll and related taxes	9,171,000	1,220,000	10,391,000
Accrued expenses and other current liabilities	3,575,000	(399,000)	3,176,000
Deferred revenue	2,138,000	1,283,000	3,421,000
Income taxes payable	809,000	(607,000)	202,000
Current portion of obligations under capital leases and other debt	206,000	286,000	492,000

Total current liabilities	25,699,000	1,804,000	27,503,000
Long-term debt and obligations under capital lease, net of current portion	256,000	—	256,000
Other long-term liabilities	830,000	—	830,000

Total liabilities	26,785,000	1,804,000	28,589,000

Shareholders' Equity
Preferred stock	—	—	—
Common stock	174,000	—	174,000
Additional paid-in capital	43,350,000	—	43,350,000
Accumulated deficit	(25,274,000)	(6,938,000)	(32,212,000)
Accumulated other comprehensive loss	(2,150,000)	2,075,000	(75,000)

Total shareholders' equity	16,100,000	(4,863,000)	11,237,000

Total liabilities and shareholders' equity	$42,885,000	$(3,059,000)	$39,826,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$30,848,000	$(312,000)	$30,536,000
Cost of revenue	21,158,000	(484,000)	20,674,000

Gross profit	9,690,000	172,000	9,862,000

Selling, general and administrative expenses	8,181,000	301,000	8,482,000
Depreciation and amortization	469,000	—	469,000

Total operating expenses	8,650,000	301,000	8,951,000

Operating income	1,040,000	(129,000)	911,000
Interest income	17,000	—	17,000
Interest expense	(106,000)	—	(106,000)
Other expense	(405,000)	(230,000)	(635,000)

Income from operations before income tax provision (benefit of)	546,000	(359,000)	187,000
Provision for (benefit of) income taxes	267,000	(458,000)	(191,000)

Net income	$279,000	$99,000	$378,000

Earnings per share:
Basic earnings per share
Net income per share	$0.02	0.00	$0.02

Weighted average number of common shares outstanding – basic	17,184,000	17,184,000	17,184,000

Diluted earnings per share
Net income per share	$0.01	$0.01	$0.02

Weighted average number of common shares outstanding – diluted	19,126,000	19,294,000	19,294,000

Comprehensive income
Net income	$279,000	$99,000	$378,000
Other comprehensive income
Currency translation adjustments	241,000	402,000	643,000

Comprehensive income	$520,000	$501,000	$1,021,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 17– UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATED FINANCIAL STATEMENTS (CONTINUED)

INTELLIGROUP, INC.
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(unaudited)

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$279,000	$99,000	$378,000
Adjustments to reconcile net income to net cash provided by operating activities	427,000	(299,000)	128,000

Net cash provided by operating activities of continuing operations	706,000	(200,000)	506,000

Cash flows from investing activities:
Purchase of property and equipment	(430,000)	396,000	(34,000)

Net cash used in investing activities	(430,000)	396,000	(34,000)

Cash flows from financing activities:
Principal payments under capital leases	(4,000)	(33,000)	(37,000)
Proceeds from exercise of stock options	1,164,000	—	1,164,000
Net change in line of credit borrowings	(612,000)	(1,000)	(613,000)

Net cash provided by financing activities	548,000	(34,000)	514,000

Effect of foreign currency exchange rate changes on cash	241,000	(159,000)	82,000

Net increase in cash and cash equivalents	1,065,000	3,000	1,068,000
Cash and cash equivalents – beginning of period	1,873,000	(1,000)	1,872,000

Cash and cash equivalents – end of period	$2,938,000	$2,000	$2,940,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION

The following unaudited quarterly financial information is presented for the quarters ended June 30, 2004 and September 30, 2004.

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,015,000
Accounts receivable, net	20,450,000
Unbilled services	11,007,000
Deferred tax asset, current	—
Other current assets	3,657,000

Total current assets	39,129,000

Property and equipment, net	4,562,000
Deferred tax and other assets	1,683,000

Total assets	$45,374,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$11,751,000
Accounts payable	4,130,000
Accrued payroll and related taxes	10,388,000
Accrued expenses and other current liabilities	4,446,000
Deferred revenue	2,694,000
Income taxes payable	231,000
Current portion of obligations under capital leases and other debt	496,000

Total current liabilities	34,136,000
Long-term debt and obligations under capital lease, net of current portion	93,000
Deferred taxes	—
Other long-term liabilities	754,000

Total liabilities	34,983,000

Shareholders' Equity
Preferred stock	—
Common stock	174,000
Additional paid-in capital	43,479,000
Accumulated deficit	(32,555,000)
Accumulated other comprehensive loss	(707,000)

Total shareholders' equity	10,391,000

Total liabilities and shareholders' equity	$45,374,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenue	$32,064,000	$62,600,000
Cost of revenue	22,995,000	43,669,000

Gross profit	9,069,000	18,931,000

Selling, general and administrative expenses	9,249,000	17,731,000
Depreciation and amortization	485,000	954,000

Total operating expenses	9,734,000	18,685,000

Operating income (loss)	(665,000)	246,000
Interest income	1,000	18,000
Interest expense	(124,000)	(230,000)
Other income	671,000	35,000

Income (loss) from operations before income tax provision	(117,000)	69,000
Provision for income taxes	226,000	34,000

Net income (loss)	$(343,000)	$35,000

Earnings (loss) per share:
Basic earnings (loss) per share
Net earnings (loss) per share	$(0.02)	$0.00

Weighted average number of common shares
outstanding – basic	17,403,000	17,282,000

Diluted earnings (loss) per share
Net earnings (loss) per share	$(0.02)	$0.00

Weighted average number of common shares
outstanding – diluted	17,403,000	19,255,000

Comprehensive income (loss)
Net income (loss)	$(343,000)	$35,000
Other comprehensive income (loss)
Currency translation adjustments	(632,000)	11,000

Comprehensive income (loss)	$(975,000)	$46,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

INTELLIGROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(unaudited)

Cash flows from operating activities:
Net income	$35,000
Adjustments to reconcile net income to net cash used in operating activities	(898,000)

Net cash used in operating activities of continuing operations	(863,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,513,000)

Net cash used in investing activities	(1,513,000)

Cash flows from financing activities:
Principal payments under capital leases	(197,000)
Proceeds from exercise of stock options	1,294,000
Net change in line of credit borrowings	3,462,000

Net cash provided by financing activities	4,559,000

Effect of foreign currency exchange rate changes on cash	(40,000)

Net increase in cash and cash equivalents	2,143,000
Cash and cash equivalents – beginning of period	1,872,000

Cash and cash equivalents – end of period	$4,015,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,379,000
Accounts receivable, net	16,039,000
Unbilled services	20,723,000
Deferred tax asset, current	—
Other current assets	6,105,000

Total current assets	58,246,000

Property and equipment, net	4,330,000
Deferred tax and other assets	1,670,000

Total assets	$64,246,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$13,424,000
Accounts payable	5,321,000
Accrued payroll and related taxes	11,571,000
Accrued expenses and other current liabilities	4,609,000
Deferred revenue	1,246,000
Income taxes payable	230,000
Current portion of obligations under capital leases and other debt	445,000

Total current liabilities	36,846,000
Long-term debt and obligations under capital lease, net of current portion	46,000
Deferred taxes	—
Other long-term liabilities	428,000

Total liabilities	37,320,000

Shareholders' Equity
Preferred stock	—
Common stock	351,000
Additional paid-in capital	58,012,000
Accumulated deficit	(30,696,000)
Accumulated other comprehensive loss	(741,000)

Total shareholders' equity	26,926,000

Total liabilities and shareholders' equity	$64,246,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited)

	Three Months Ended	NIne Months Ended
	September 30, 2004	September 30, 2004

Revenue	$35,492,000	$98,092,000
Cost of revenue	24,590,000	68,258,000

Gross profit	10,902,000	29,834,000

Selling, general and administrative expenses	8,221,000	25,952,000
Depreciation and amortization	481,000	1,435,000

Total operating expenses	8,702,000	27,387,000

Operating income	2,200,000	2,447,000
Interest income	3,000	21,000
Interest expense	(130,000)	(359,000)
Other income	83,000	117,000

Income from operations before income tax provision	2,156,000	2,226,000
Provision for income taxes	297,000	332,000

Net income	$1,859,000	$1,894,000

Earnings per share:
Basic earnings per share
Net earnings per share	$0.09	$0.10

Weighted average number of common shares outstanding – basic	21,858,000	19,097,000

Diluted earnings per share
Net earnings per share	$0.08	$0.09

Weighted average number of common shares
outstanding – diluted	22,775,000	20,942,000

Comprehensive income
Net income	$1,859,000	$1,894,000
Other comprehensive income
Currency translation adjustments	(34,000)	(23,000)

Comprehensive income	$1,825,000	$1,871,000

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 18 – 2004 UNAUDITED CONDENSED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

INTELLIGROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited)

Cash flows from operating activities:
Net income	$1,894,000
Adjustments to reconcile net income to net
cash used in operating activities	(7,316,000)

Net cash used in operating activities of
continuing operations	(5,422,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,862,000)

Net cash used in investing activities	(1,862,000)

Cash flows from financing activities:
Principal payments under capital leases	(296,000)
Net proceeds from private placement	14,675,000
Proceeds from exercise of stock options	1,328,000
Net change in line of credit borrowings	5,135,000

Net cash provided by financing activities	20,842,000

Effect of foreign currency exchange rate changes on cash	(51,000)

Net increase in cash and cash equivalents	13,507,000
Cash and cash equivalents – beginning of period	1,872,000

Cash and cash equivalents– end of period	$15,379,000