Form 10-Q
period 2005-03-31
INTELLIGROUP INC
filed 2005-11-09
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes:	No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes:	No:

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes:	No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 18, 2005:
Class	Number of Shares
Common Stock, $.01 par value	35,102,440

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Back to Contents

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q.

Restatement of Prior Periods’ Consolidated Financial Statements

The historical financial information for the three months ended March 31, 2004 has been restated. In September 2004, Intelligroup, Inc. (the “Company”) discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenue, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 as well as all quarterly periods beginning January 1, 2001, through the quarter ended March 31, 2004 should no longer be relied upon.

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new independent registered public accounting firm, to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004. See Note 1 to the consolidated financial information included in Item 1 of this report for information regarding the effects of the restatement on the Company’s operating results for the quarter ended March 31, 2004. Also see Form 10-K for the year ended December 31, 2004 for the complete detail of the restatements.

Back to Contents

PART I - ITEM 1

FINANCIAL STATEMENTS
INTELLIGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004

	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,112,000	$6,239,000
Accounts receivable, less allowance for doubtful accounts of
$1,513,000 and $1,627,000 at March 31, 2005 and December 31, 2004,
respectively	26,295,000	23,136,000
Unbilled services	10,556,000	10,482,000
Prepaid expenses and other current assets	2,362,000	3,218,000

Total current assets	46,325,000	43,075,000
Property and equipment, net	3,425,000	3,485,000
Deferred tax and other assets	1,916,000	1,611,000

Total assets	$51,666,000	$48,171,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$5,943,000	$2,356,000
Accounts payable	2,957,000	3,424,000
Accrued payroll and related taxes	10,146,000	10,635,000
Accrued expenses and other current liabilities	6,149,000	5,074,000
Deferred revenue	967,000	977,000
Income taxes payable	544,000	196,000
Current portion of obligations under capital lease	468,000	422,000

Total current liabilities	27,174,000	23,084,000

Obligations under capital lease, net of current portion	—	45,000
Other long-term liabilities	359,000	395,000

Total liabilities	27,533,000	23,524,000

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares
authorized, 35,103,000 shares issued and outstanding
at March 31, 2005 and December 31, 2004	351,000	351,000
Additional paid-in capital	58,012,000	58,012,000
Accumulated deficit	(34,147,000)	(33,455,000)
Accumulated other comprehensive loss	(83,000)	(261,000)

Total shareholders' equity	24,133,000	24,647,000

Total liabilities and shareholders' equity	$51,666,000	$48,171,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Restated)
(Unaudited)

	Three Months Ended March 31,

	2005	2004 (Restated)

Revenue	$32,436,000	$30,536,000
Cost of revenue	24,303,000	20,674,000

Gross profit	8,133,000	9,862,000

Selling, general and administrative expenses	8,418,000	8,482,000
Depreciation and amortization	437,000	469,000

Total operating expenses	8,855,000	8,951,000

Operating income (loss)	(722,000)	911,000
Interest income	16,000	17,000
Interest expense	(73,000)	(106,000)
Other expense	(219,000)	(635,000)

Income (loss) before income tax	(998,000)	187,000
Benefit of income taxes	(307,000)	(191,000)

Net income (loss)	$(691,000)	$378,000

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.02)	$0.02
Weighted average number of common shares
outstanding - basic	35,103,000	17,184,000

Diluted earnings (loss) per share	$(0.02)	$0.02
Weighted average number of common shares
outstanding - diluted	35,103,000	19,294,000
Comprehensive income (loss)
Net income (loss)	$(691,000)	$378,000
Other comprehensive income - currency translation adjustments	178,000	643,000

Comprehensive income (loss)	$(513,000)	$1,021,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2005 and 2004 (Restated)
(Unaudited)

	Three Months Ended March 31

	2005	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$(691,000)	$378,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities	(1,604,000)	128,000

Net cash provided by (used in) operating activities	(2,295,000)	506,000

Cash flows from investing activities:
Purchase of property and equipment	(159,000)	(34,000)

Net cash used in investing activities	(159,000)	(34,000)

Cash flows from financing activities:
Principal payments under capital leases	(213,000)	(37,000)
Proceeds from exercise of stock options	—	1,164,000
Net change in line of credit borrowings	3,587,000	(613,000)

Net cash provided by financing activities	3,374,000	514,000

Effect of foreign currency exchange rate changes on cash	(47,000)	82,000
Net increase in cash and cash equivalents	873,000	1,068,000
Cash and cash equivalents - beginning of period	6,239,000	1,872,000

Cash and cash equivalents - end of period	$7,112,000	$2,940,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates, and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's consolidated financial statements filed on Form 10-K for the year ended December 31, 2004, which was filed on October 24, 2005.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The amounts for December 31, 2004 have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004.

The results of the Company’s operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.

Restatement of Prior Periods’ Consolidated Financial Statements

The historical financial information for the three months ended March 31, 2004 in this document has been restated. In September 2004, the Company discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenue, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as well as all quarterly periods beginning January 1, 2001, through March 31, 2004 should no longer be relied upon.

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new external independent registered public accounting firm, to re-audit the consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004.

The effects of the restatements and re-audit adjustments on net income (loss), accumulated deficit and earnings (loss) per share is as follows:

As of and for the unaudited three months ended March 31, 2004, net income increased $99,000, from $279,000 to $378,000; accumulated deficit increased $6,938,000 from $25,274,000 to $32,212,000; and basic earnings per share did not change for the unaudited three months ended March 31, 2004; and diluted earnings increased $.01 from $.01 to $.02 for the unaudited three months ended March 31, 2004.

The Company urges investors to see Form 10-K for the year ended December 31, 2004 for the complete detail of the restatements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

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

For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied:

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended March 31,

	2005	2004

		(Restated)
Net income (loss), as reported	$(691,000)	$378,000
Less: Total stock-based employee
compensation expense determined
under fair-value based method for all
awards, net of related tax effects	287,000	370,000

Pro forma net income (loss)	$(978,000)	$8,000

Basic and diluted income (loss) per share:
As reported	$(0.02)	$0.02

Pro forma	$(0.03)	$0.00

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended March 31,

	2005	2004

		(Restated)
Net income (loss)	$(691,000)	$378,000

Weighted-average common shares
outstanding :
Basic	35,103,000	17,184,000
Effect of dilutive securities-
stock options	—	2,110,000

Diluted	35,103,000	19,294,000

Basic net earnings (loss) per share	$(0.02)	$0.02

Diluted net earnings (loss) per share	$(0.02)	$0.02

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2004, the Company issued 17,647,000 shares of common stock in a private placement transaction for gross proceeds of $15,000,000 and net proceeds of $14,675,000.

Options to purchase 1,662,000 and 255,000 shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

NOTE 3 - LINE OF CREDIT

On May 31, 2000, the Company and PNC Bank, N.A. (the ”Bank”) entered into a three-year revolving credit facility. In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company may borrow up to $15,000,000 at the Bank's prime rate per annum. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

As of March 31, 2005, the Company was in default under the terms of its credit facility due to the Company’s failure to timely deliver to the Bank certain monthly reporting schedules, monthly financial statements, quarterly financial statements, and annual financial statements during 2004 and 2005. In addition, as of April 4, 2005, the Company was also in default under the terms of its credit facility due to the Company’s removal of Arjun Valluri from his position as Chief Executive Officer and President. On September 30, 2005, the Company and the Bank executed the Sixth Amendment to the Loan Documents and Waiver Agreement (the “Sixth Amendment”). The terms of the Sixth Amendment amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement); (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, the Company was required, among other things, to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company has satisfied each of these two requirements. The Company also agreed to resume timely filing of the periodic reports due to the listing exchange upon which the Company’s shares are traded and to any governmental agency beginning with the filing of the Company’s annual report on Form 10-K for the year ending December 31, 2005. The Bank agreed to waive any events of default arising from the Company’s failure to timely deliver to the Bank the monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 3 - LINE OF CREDIT (CONTINUED)

statements and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer, President and Chairman of the Board.

As of March 31, 2005, the Company had outstanding borrowings under the credit facility of $5,943,000. The Company estimates undrawn availability under the credit facility to be $9,057,000 as of March 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2005 and 2004, the Company paid $13,400 and $26,563, respectively, in fees to SBLI USA Mutual Life Insurance Company, Inc. A member of the Board of Directors served as the Chief Financial Officer of SBLI USA Mutual Life Insurance Company during 2004.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd. (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 Indian rupees (approximately $133,000) and advance lease rentals of 11,640,000 Indian rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 Indian rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 Indian rupees (approximately $106,000) and advance lease rentals of 9,312,000 Indian rupees (approximately $213,000) upon handing over of the Premises and shall pay monthly rent of 931,000 Indian rupees (approximately $21,000). Rent expense for the three months ended March 31, 2005 towards the lease was 7,261,000 Indian rupees (approximately $166,000). The value of un-amortized rentals as of March 31, 2005 was 11,524,000 Indian rupees (approximately $263,000).

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 5 - LITIGATION

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

On March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000 (recorded as part of the restatement in 2001), for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees, or approximately $137,000, under protest and has also paid an additional 5.1 million Indian rupees, or approximately $118,000, for agreed-to adjustments through October 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals but pending resolution of such appeal, the Company plans to pay the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

The Company is currently at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2001 and at the Commissioner of Income Tax Appeals stage for fiscal year ended March 31, 2002. All applicable amounts noted above had been paid or accrued as of March 31, 2005.

Shareholder Class Actions

Six class action lawsuits have been initiated, purportedly on behalf of plaintiffs who purchased the Company’s securities, against the Company and certain former officers, including Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) (collectively, “Shareholder Class Actions”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 5- LITIGATION (CONTINUED)

SEC Investigation

On January 28, 2005, the Company received subpoenas in connection with a formal investigation by the Securities and Exchange Commission (the “SEC”) regarding whether federal securities laws were violated in connection with the issuance of the Company’s financial statements for prior periods. The Company is cooperating with the SEC to produce documents in response to the subpoenas.

Broadview Claim

On or about March 23, 2005, Jefferies & Company, Inc. initiated an arbitration proceeding to recover fees in the amount of $750,000 plus interest and reasonable attorneys’ fees and costs allegedly owed to Broadview International, a division of Jefferies & Company (“Broadview”) as a result of the private placement transaction that the Company closed on September 30, 2004 with SB Asia Infrastructure Fund, L.P. and Venture Tech Assets Pvt. Ltd. The arbitration proceeding is in the discovery phase. In the event the Company does not prevail at the arbitration proceeding, the Company will be liable for $750,000 plus interest and reimbursement of attorneys’ fees and costs.

There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

NOTE 6- SEGMENT DATA AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment, information technology solutions and services.

The Company has four reportable geographic operating segments which are organized and managed on a geographical basis, as follows:

•	United States (“US”) – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey;

•	India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India headquarters is located in Hyderabad, India;

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 6- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

•	Europe – includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom;

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

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

Accordingly, the Company’s consolidated operating results for the three months ended March 31, 2005 and 2004 and financial position as of March 31, 2005 and 2004 are presented in the following geographic segments:

	United
	States	India	Europe	Japan	Total

Three months ended March 31, 2005
Revenue	$22,893,000	$6,791,000	$1,950,000	$802,000	$32,436,000
Operating income (loss)	(1,592,000)	1,205,000	(148,000)	(187,000)	(722,000)
Income (loss) before income taxes	(1,509,000)	1,162,000	(405,000)	(246,000)	(998,000)
Total assets	37,358,000	10,120,000	2,842,000	1,346,000	51,666,000
Three months ended March 31, 2004 (Restated)
Revenue	$23,410,000	$4,184,000	$2,078,000	$864,000	$30,536,000
Operating income	64,000	505,000	248,000	94,000	911,000
Income (loss) before income taxes	(141,000)	152,000	33,000	143,000	187,000
Total assets	27,974,000	7,708,000	3,011,000	1,133,000	39,826,000

•	Of the total capital expenditures incurred for the quarter ended March 31, 2005, $80,000 was incurred in the US and $71,000 was incurred in India.

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 7- COMMITMENTS AND CONTINGENCIES

   Tax-Free Spin-off of SeraNova

On July 5, 2000, the Company distributed all of the outstanding common stock of SeraNova Inc. (“SeraNova”) to its shareholders in a transaction that was structured to be and reported as a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code (“IRC Section 355”). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company’s shareholders recognize any gain or income in connection with the transaction. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 (“Tax Sharing Agreement”), whereby SeraNova agreed to indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event. However, subsequently SeraNova and its parent company, Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy. Additionally, as a condition to the distribution, SeraNova management represented that there was no present plan, nor intent to enter into a subsequent transaction that would disturb the intended tax–free nature of the distribution.

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

Back to Contents

INTELLIGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 7- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

As of March 31, 2005, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1,725,000. Of this amount, approximately $1,057,000 represents amounts provided for in severance packages between Intelligroup Asia Pvt. Ltd. (“IGA”) and certain members of the IGA management team. Pursuant to the terms of the agreement for severance package, the severance package is activated upon the fulfillment of certain events, including a Change in Management (as defined in the severance package) of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, certain members of the IGA management team, some of whom had a severance package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of amounts potentially due under the severance package as a result of these resignations. Furthermore, the Company does not believe that any payments are due and owing under the terms of the severance package. In or about September 2005, two former members of the IGA management team sent IGA notices under Sections 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $560,000 to such individuals.

Tax Contingency in India

The Company is currently appealing the tax assessments received by the Company’s India subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company’s appeal is not successful, future cash outlays of approximately $89,000 would be required. The tax provisions for these assessments have already been recorded in prior year consolidated financial statements. See Note 5 to consolidated financial information included in Item 1 of this report.

NOTE 8- SUBSEQUENT EVENTS

On April 4, 2005, the Company removed Mr. Valluri from his position as Chief Executive Officer, President and Chairman of the Board. The Company appointed Mr. Gulati to the Board of Directors and to the positions of Chief Executive Officer and President.

Effective August 1, 2005, the Company’s India subsidiary entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a related party. The terms of the lease agreement provide for, among other things: (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (iii) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500).

On September 30, 2005, the Company and the Bank executed the Sixth Amendment to the Loan Documents and Waiver Agreement. See Note 3 to consolidated financial information included in Item 1 of this report.

Back to Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following: (i) the restatement of the Company’s prior period consolidated financial statements; (ii) key factors in evaluating the Company’s financial performance; (iii) application of critical accounting policies, which explains the accounting policies necessary to understand how the Company records its financial information; (iv) forward looking statements; (v) results of operations - consolidated, in which the Company’s consolidated results are compared year to year to recognize trends; (vi) results of operations by business segment, which allows the Company to compare the results of its different business units; and (vii) liquidity and capital resources.

Restatement of Prior Periods’ Consolidated Financial Statements

The historical financial information for the three months ended March 31, 2004 included in this document has been restated. In September 2004, the Company discovered unreconciled differences in intercompany accounts and certain other accounting errors in prior periods which resulted in adjustments to revenues, the cumulative currency translation adjustment account and accumulated deficit. As a result, the Company's Audit Committee concluded that the Company's previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as well as all quarterly periods beginning January 1, 2001, through the quarter ended March 31, 2004 should no longer be relied upon.

Due to the volume of transactions underlying the proposed adjustments and the Company’s engagement of a new independent registered public accounting firm as of November 1, 2004, the Company decided, in consultation with its new independent registered public accounting firm, to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2002 and to re-review the quarterly periods included therein and the quarterly period ended March 31, 2004. See Note 1 to the consolidated financial information included in Item 1 of this report for information regarding the effects of the restatement on the Company’s operating results for the quarter ended March 31, 2004. Also see Form 10-K for the year ended December 31, 2004 for the complete detail of the restatements.

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

Back to Contents

Fixed Price Projects

The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three months ended March 31, 2005 and 2004, revenue derived from projects under fixed price contracts represented approximately 42% and 45%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2005 or 2004. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2005 and 2004, the Company's ten largest customers accounted for in the aggregate approximately 49% and 47% of its revenue, respectively. During the three months ended March 31, 2005 one customer accounted for 10% or more of revenue. During the three months ended March 31, 2004, no single customer accounted for 10% or more of revenue. For the three months ended March 31, 2005 and 2004, 12% and 28%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

For the three months ended March 31, 2005 and 2004, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

		(restated)
SAP	74%	67%
PeopleSoft	18%	25%
Oracle	2%	2%

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

Back to Contents

Expenses

The Company's most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company's financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

Application of Critical Accounting Policies

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items and accruals for contingencies. In addition, the footnotes to the Consolidated Financial Statements include further discussion of its significant accounting policies.

The accounting policies and estimates used as of December 31, 2004, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended March 31, 2005.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift more of its focus towards the management and support of customers' enterprise, e-commerce and m-commerce applications. Such forward-looking statements are subject to risks and uncertainties, including, but not limited to:

•	the Company’s ability to remediate its material weaknesses in its internal control over financial reporting and to continue to improve its control environment in order to effectively manage the business and to timely record, process, summarize and report financial statements that fairly present, in all material aspects, the Company’s financial condition, statements of operations and cash flows;

•	compliance with the Sarbanes-Oxley Act of 2002, including without limitation Section 404, and other regulations may be costly, time consuming and may divert management attention from managing ongoing business operations;

•	the Company’s ability to manage and grow the business in light of the executive and Board level turnover and the associated loss of historical knowledge and experience;

•	the Company’s ability to manage increasing compensation costs for its existing and prospective India employees which is driven by the increasing demand for global delivery and competition for skilled, experienced information technology personnel in the India market. The Company expects that such compensation costs will continue to increase in the future, and any such increases could adversely affect the Company’s results of operations;

Back to Contents

•	the Company's ability to attract and retain a sufficient number of highly skilled employees including, but not limited to, concerns regarding the Company’s financial condition, competition from departing executives and competition for employees in India which may cause increasing compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of pending changes in accounting rules related to stock options;

•	the Company’s ability to manage the transition to a new Chief Executive Officer without a significant disruption in business;

•	the Company’s ability to continue to generate new business given the turnover in the Company’s sales managers and personnel;

•	the Company’s ability to maintain compliance with the financial and other covenants in its credit facility and thereby continue its access to its line of credit or in the event of default the Company’s ability to negotiate a waiver with the Bank which may be unavailable or if available may only be on terms disadvantageous to the Company;

•	the Company’s reliance on continued borrowing availability under the credit facility with the Bank as its sole source of external financing and the cash generated by its operating activities to fund its ongoing operations and growth. However, in the event such borrowing is not available or the Company is unable to timely collect cash from its customers, the Company may be forced to secure alternate financing to operate the business and such financing may be unavailable and, if available, may be available only on disadvantageous terms to the Company;

•	the Company’s ability to obtain an extension of its existing credit facility beyond May 31, 2006 or to secure an alternate credit facility either of which may be unavailable or if available may only be available on terms disadvantageous to the Company.

•	the uncertainty surrounding the technology consulting outsourcing market and revenues derived from such market;

•	the continued availability of a market in which the Company’s securities may be traded;

•	the Company's ability to cause its Common Stock to be listed on a national stock exchange and the ability to comply with ongoing listing requirements;

•	the Company's reliance on continued relationships and business associated with SAP America and Oracle, including, but not limited to, the continued uncertainty relating to Oracle’s integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft’s products and, accordingly, its ability to continue to sell professional consulting services relating to PeopleSoft applications;

•	the Company's limited operating history within the outsourcing line of business;

•	the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (i) patterns of software and hardware capital spending by customers, (ii) IT outsourcing trends, (iii) the timing, size and stage of projects, (iv) timing and impact of acquisitions, (v) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (vi) levels of market acceptance for the Company's services, (vii) general economic conditions and (viii) the hiring of additional staff;

•	increased competition in the industry may, among other negative effects, cause a decrease in the Company's billing and employee utilization rates;

Back to Contents

•	uncertainty relating to worldwide currency exchange rates particularly in regard to the Indian rupee, U.S. Dollar, the Euro, British Pound and Japanese Yen, and the effect that fluctuations in such exchange rates may have on the Company’s quarterly and/or annual financial results

•	the Company's ability to manage its business effectively, which will require the Company: (i) to continue developing and improving its operational, financial and other internal systems and controls, as well as its business development capabilities, (ii) to attract, train, retain, motivate and manage its employees, (iii) to continue to maintain high rates of employee utilization at profitable billing rates, (iv) to successfully transition certain operations and executive functions; (v) to successfully integrate the personnel and businesses acquired by the Company, (vi) to maintain project quality, particularly if the size and scope of the Company's projects increase, (vii) to properly plan, price and deliver fixed bid projects and service level based agreements within the requisite timeframes and quality levels and (viii) to reorganize its internal structure and personnel and to improve its processes without suffering a loss in business momentum;

•	the potential for future legislation regulating or taxing outsourcing;

•	the Company’s substantial reliance on key customers and large projects;

•	the Company’s ability to manage fixed price projects effectively and efficiently;

•	the potential for significant claims against the Company relating to its professional services from customers or otherwise and the inability of the Company to adequately mitigate the risk of such potential claims;

•	the potential risks and penalties associated with the ongoing investigation by the United States Securities and Exchange Commission (“SEC”) related to the Company’s restatement of prior periods’ consolidated financial statements;

•	the Company’s ability to defend itself and resolve the ongoing shareholder litigation related to the Company’s restatement of prior periods’ consolidated financial statements within the limits of the Company’s director and officer liability insurance policy;

•	the Company's ability to successfully address the continuing changes in IT, evolving industry standards and changing customer objectives and preferences;

•	the Company's reliance on the continued services of its key technical personnel;

•	the continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India’s continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to the Company’s business model;

•	the Company's ability to protect its intellectual property rights; and

•	uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues including, but not limited to, accounting, corporate governance, immigration and taxation matters.

Back to Contents

In addition, in July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Although the Company and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify the Company with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its tax sharing agreement with the Company. If it were determined that the spin-off was taxable, the Company would bear the liability to pay such the tax liability, which would be material. Please refer to Note 7 to the unaudited condensed consolidated financial statements of the Company included elsewhere in this report for further information.

As a result of these factors and others, the Company’s actual results may differ materially from the results disclosed in such forward-looking statements.

Back to Contents

Results of Operations – Consolidated

The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue

	Three Months Ended March 31,

	2005	2004

		(Restated)
Revenue	100.0%	100.0%
Cost of revenue	74.9	67.7

Gross profit	25.1	32.3

Selling, general and administrative expenses	26.0	27.8
Depreciation and amortization	1.3	1.5

Total operating expenses	27.3	29.3

Operating income (loss)	(2.2)	3.0
Interest income	0.1	0.1
Interest expense	(0.2)	(0.4)
Other expense	(0.7)	(2.1)

Income (loss) before income tax benefit	(3.0)	0.6
Income tax benefit	(0.9)	(0.6)

Net income (loss)	(2.1)%	1.2%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Restated)

The following discussion compares the consolidated results of operations for the three months ended March 31, 2005 and 2004.

Revenue. Total revenue increased by 6.2%, or $1.9 million, from $30.5 million for the three months ended March 31, 2004 to $32.4 million for the three months ended March 31, 2005. The increase was attributable primarily to growth in revenue generated in India (by approximately $2.0 million). The revenue growth in India results directly from the increased demand in the US from existing customers for the Company’s offshore services, including traditional consulting service offerings, application management and support services, and offshore development services.

Cost of revenue and gross profit. The Company’s cost of revenue increased by 17.6%, or $3.6 million, from $20.7 million for the three months ended March 31, 2004, to $24.3 million for the three months ended March 31, 2005 due primarily to the increase in headcount and compensation costs for consultants. The Company's gross profit decreased by 17.2%, or $1.7 million, from $9.9 million for the three months ended March 31, 2004, to $8.2 million for the three months ended March 31, 2005. Gross margin decreased to 25.0% for the three months ended March 31, 2005, from 32.3% for the three months ended March 31, 2004. The decrease in gross profit and gross margin primarily results from an increase in headcount, compensation costs and certain project related expenses. The Company expects lower gross margin for the full year of 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, travel and entertainment and professional fees. Selling, general and administrative expenses remained relatively constant at $8.4 million for the three months ended March 31, 2005 and 2004, respectively, and decreased as a percentage of revenue to 26.0% from 27.8%, respectively. The decrease in selling, general and administrative expenses, as a percentage of revenue, was related primarily to the increase in revenues, while expenses remained constant.

Back to Contents

Depreciation and amortization. Depreciation and amortization expenses decreased to $437,000 for the three months ended March 31, 2005, compared to $469,000 for the three months ended March 31, 2004. The decrease was due to certain fixed assets becoming fully depreciated during 2004.

Interest income. The Company earned $16,000 in interest income for the three months ended March 31, 2005, compared with $17,000 for the three months ended March 31, 2004. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan.

Interest expense. The Company incurred $73,000 and $106,000 in interest expense for the three months ended March 31, 2005 and 2004, respectively, related to borrowings under its credit facility. Borrowings under the credit facility were used primarily to fund operating activities. The decrease in interest expense results from lower average outstanding borrowings under the line of credit during 2005.

Other income (expense). Other income (expense) results primarily from foreign currency transaction gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $219,000 and $635,000 for the three months ended March 31, 2005 and 2004, respectively. The change results from foreign currency fluctuations, primarily in the UK and Denmark.

Income tax provision (benefit). The Company recorded tax benefit of $307,000 and $191,000 on pretax income (loss) of $(998,000) and $187,000 for the three months ended March 31, 2005 and 2004. The tax benefit of $191,000 for March 31, 2004 consisted principally of foreign income tax liability in certain foreign tax jurisdictions reduced by state and local income tax claims for refund and the recognition of deferred income tax benefits from its India operations. For the three months ended March 31, 2005 the overall tax benefit of $307,000 consisted primarily of state and local income taxes reduced by the recognition of deferred and income tax benefits recorded at our India and Japan operations.

Back to Contents

Results of Operations by Business Segment

The Company operates in one industry segment, information technology solutions and services.

The Company has four reportable geographic operating segments which are organized and managed on a geographical basis, as follows:

•	United States (“US”) – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey;

•	India – includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries, primarily to the US. The Indian headquarters is located in Hyderabad, India;

•	Europe – includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003. The European headquarters is located in Milton Keynes, United Kingdom; and

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Restated)

The following discussion compares the segment results of operations for the three months ended March 31, 2005 and the three months ended March 31, 2004.

Back to Contents

Revenue. The following table displays revenues by reportable segment (in thousands).

	Three Months Ended March 31,

	2005		2004 (Restated)

		Percentage of		Percentage of
	Amount	Total	Amount	Total

United States	$22,893	70.8%	$23,410	76.7%
India	6,791	20.8	4,184	13.7
Europe	1,950	6.0	2,078	6.8
Japan	802	2.4	864	2.8

Total	$32,436	100.0%	$30,536	100.0%

US revenue marginally decreased by 2.2%, or $0.5 million, from $23.4 million for the three months ended March 31, 2004 to $22.9 million for the three months ended March 31, 2005.

India revenue increased by 62.3%, or $2.6 million, from $4.2 million for the three months ended March 31, 2004, to $6.8 million for the three months ended March 31, 2005. The increase was attributable primarily to increased demand for offshore services in the United States. A majority of the revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. While the Company expects further revenue growth from its India’s operations, it does not expect to continue to see similar increases in percentages through the remainder of 2005.

Europe revenue marginally decreased by 6.2%, or $0.1 million, from $2.1 million for the three months ended March 31, 2004, to $2.0 million for the three months ended March 31, 2005.

Japan revenue marginally decreased by 7.2%, or $0.06 million, from $0.9 million for the three months ended March 31, 2004, to $0.8 million for the three months ended March 31, 2005.

Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended March 31,

	2005	2004 (Restated)

United States	$(1,592)	$64
India	1,205	505
Europe	(148)	248
Japan	(187)	94

Total	$(722)	$911

US operating performance decreased by $1.7 million, from operating income of $0.06 million for the three months ended March 31, 2004, to an operating loss of $1.6 million for the three months ended March 31, 2005. The decrease in operating income was primarily related to the increased general and administrative costs associated with accounting and legal fees incurred in connection with restating and re-auditing prior period financials and other legal fees incurred.

India operating income increased by $0.7 million, from $0.5 million for the three months ended March 31, 2004, to $1.2 million for the three months ended March 31, 2005. The increase was attributable primarily to an increase in demand for offshore services.

Back to Contents

Europe operating performance decreased by $0.4 million from operating income of $0.2 million for the three months ended March 31, 2004, to operating losses of $0.2 million for the three months ended March 31, 2005. The decrease was attributable primarily to increased project related costs.

Japan operating performance decreased by $0.3 million, from operating income of $0.1 million for the three months ended March 31, 2004, to operating losses of $0.2 million for the three months ended March 31, 2005. The decrease was attributable primarily to an increase in payroll costs.

Liquidity and Capital Resources

Cash Flows

The Company had cash and cash equivalents of $7.1 million at March 31, 2005 and $6.2 million at December 31, 2004. The Company had working capital of $19.3 million at March 31, 2005 and $20.0 million at December 31, 2004.

Cash used in operating activities was $2.3 million for the three months ended March 31, 2005, resulting primarily from the net loss of $0.7 million, increases in accounts receivable ($3.3 million), and decreases in accounts payable ($0.5 million) and accrued payroll ($0.4 million), offset by an increase in other current assets ($0.9 million), and decreases in income taxes payable ($0.4 million) and accrued expenses and other liabilities ($1.1 million).

The Company invested $137,000 and $34,000 in computer equipment, internal-use computer software and office furniture and fixtures during the three months ended March 31, 2005 and 2004, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

Compliance with Loan Agreement

On May 31, 2000, the Company and the Bank entered into a three-year revolving credit facility (the “credit facility”). In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15.0 million at the Bank's prime rate per annum. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

As of March 31, 2005, the Company was in default under its credit facility as a result of the Company’s failure to timely deliver to the Bank certain monthly reporting schedules, monthly financial statements, quarterly financial statements, and annual statements during 2004 and 2005. In addition as of April 4, 2005, the Company was also in default under its credit facility as a result of the Company’s removal of Arjun Valluri as Chief Executive Officer and President. The Company secured waivers of such defaults under terms of the Sixth Amendment to the Loan Document and Waiver Agreement (the “Sixth Amendment”). The terms of the Sixth Amendment amend the Loan Documents currently as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement); (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, among other things, the Company was required to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company has satisfied each of these two requirements.

Back to Contents

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

Cash to Fund Operating Activities

The Company relies on the cash generated by operating activities and the financing available under its credit facility to fund ongoing operations. The Company’s credit facility with the Bank represents the sole source of external financing for ongoing business operations. The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank. Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with its bank covenants or obtain waivers of any defaults. In addition, there can be no assurances that the Company will be able to secure alternate sources of financing to fund its operations or that such financing will be available on terms that are advantageous to the Company. Furthermore, the Company’s credit facility shall expire on May 31, 2006. There can be no assurance that the Company will be able to secure an extension of its existing credit facility beyond May 31, 2006 or to secure an alternate credit facility to fund its operations or that such extension or alternate credit facility will be available on terms that are advantageous to the Company.

The Company's 2005 operating plan contains assumptions regarding revenue and expenses. The Company’s significant cash requirements for 2005 include operating expenses, capital investments in infrastructure for its Indian operations amounting to approximately $2 million, and legal and professional fees including but not limited to, the costs incurred as part of the restatement and re-audit process, costs incurred in complying with Section 404 of the Sarbanes Oxley Act of 2002 and legal fees incurred in connection with the Shareholder Class Actions and SEC investigation. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. In addition, the Company may seek additional financing from time to time for general corporate purposes, provided however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange. Considering the cash on hand, the availability under the credit facility, and assuming the extension of the existing credit facility or securing alternate financing prior to the expiration of the existing credit facility in May 2006, the achievement of the operating plan and management's actions taken to date, management believes that it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business, and that its available credit arrangements and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations through at least the next twelve months.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company’s European and/or Asian operations as reflected in the Company’s condensed consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as of March 31, 2005, but intends to review its exposure on a quarterly basis, and using a cost-benefit analysis, determine whether it should enter into arrangements to mitigate this risk.

Back to Contents

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations, due to the material weaknesses disclosed in our 2004 annual report on Form 10-K for the year ended December 31, 2004, filed on October 24, 2005, which are discussed below under the heading material weaknesses.

   Material Weaknesses:

A material weakness is a significant deficiency (as defined in Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in annual or interim financial statements will not be prevented or detected. As part of its assessment of internal control over financial reporting that was included in its annual report on Form 10-K for the year ended December 31, 2004, filed on October 24, 2005, management has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2004. Although the Company believes that it made substantial progress in remediating these material weaknesses, it cannot determine which, if any, had been remediated as of March 31, 2005, and it will not be able to determine whether such weaknesses have been completely remediated until it completes its year-end testing and assessment of internal control over financial reporting for 2005 and its independent registered public accounting firm has audited such assessment.

•	Accounting and Finance Personnel Weaknesses – The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions. These in turn caused a lack of senior level review and oversight over key accounting decisions and resulted in errors in both the entry of financial information and in the preparation of consolidated financial statements. Furthermore the Company experienced significant turnover in finance and accounting personnel during 2004 and the Company lacked adequate transition and knowledge transfer processes which resulted in the loss of a significant amount of historical knowledge related to the Company’s business and its prior accounting practices, processes and policies.

Back to Contents

•	Accounting Policies and Procedures Weaknesses - The Company had inadequate documentation regarding the appropriate application of generally accepted accounting principles, as well inadequate documentation regarding the Company’s accounting policies and procedures and the application of those policies and procedures.

•	Weaknesses Related to Implementation of ERP System – The Company failed to adapt its accounting and business processes to conform to the requirements of the Company’s new ERP system and provided insufficient training of its finance and accounting personnel on the functionalities of the ERP system prior to the Company’s April 1, 2004 “go-live” date.

•	Weaknesses Related to Record Retention - Inadequate record retention polices and procedures caused a failure to obtain, retain and safeguard key documents and narratives necessary to provide supporting documentation for how the Company recorded transactions.

•	Closing and Consolidation Procedures - Management identified deficiencies in the analysis and reconciliation of certain general ledger accounts. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for the inter-company accounts, foreign currency translation adjustment account, unbilled revenues, deferred revenues, payroll accounting, vacation accrual and fixed assets. Unreconciled differences in the Company’s inter- company accounts were improperly recorded as changes to the currency translation account, which resulted in misstatements of revenue, foreign currency translation adjustments and retained earnings.In addition, there were deficiencies in the analysis and reconciliation of intercompany accounts in connection with the charges reported as a result of the divestiture of the Company’s Asia-Pacific operations, which resulted in misstatements of the charges in connection with the loss recorded for the divestiture of the Company’s Asia-Pacific operations. Finally, there were inadequate controls over the consolidation process for the Company’s international subsidiaries.

•	Inadequate Controls Over Income Tax Accounting - The Company had ineffective controls over the determination and reporting of the provision for income taxes and related prepaid income taxes, income taxes payable and deferred income tax asset and liability balances. As a result, prepaid income taxes, income taxes payable, deferred income tax assets and liabilities and retained earnings were not properly recorded in accordance with accounting principles generally accepted in the United States of America.

•	Lack of an Effective Internal Audit System - The Company had an inadequately staffed, inadequately trained and inexperienced internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, inter-company reconciliations, fixed assets, currency translation adjustments, vacation accrual and income taxes, which resulted in misstatements in prior period consolidated financial statements.

Back to Contents

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

•	During the fourth quarter of 2004, the Company appointed a new Chief Financial Officer and began to centralize and reorganize its finance organization to create a unified global finance team with responsibility for the accounting and financial reporting functions for the Company and each of its subsidiaries worldwide.

•	During the fourth quarter of 2004, the Company began to redesign and more fully document its business processes, policies, and procedures related to record retention, closing and consolidation procedures, income tax accounting, internal audit and other key financial reporting functions.

•	In connection with redesigning its business process, policies and procedures the Company strengthened senior level oversight related to key financial reporting functions by designating an approval process which required approvals from senior finance management personnel.

•	The Company has reallocated resources and added personnel to the Company’s finance and accounting staff to strengthen the accounting function and reorganized the accounting function to provide for increased segregation of duties.

•	The Company trained and cross-trained its finance and accounting personnel in multiple functions and processes related to financial reporting. The Company is implementing a series of training programs to educate its finance and accounting personnel regarding the Company’s internal control standards, with a particular emphasis on the Company’s accounting policies and procedures, record retention, closing and consolidation procedures and income tax accounting.

•	In 2005, the Company strengthened its internal audit function by re-establishing, and allocating additional resources to, its Internal Assurance Department redefining its scope, and reinforcing its mandate.

•	The Company confirmed and communicated its revenue recognition polices to its global accounting teams.

•	The Company implemented the “Asset Accounting” module, and is in the process of implementing “Materials Management” module and “SEM BCS (Strategic Enterprise Management Business Consolidation)” module, within its ERP system, to strengthen the control environment surrounding financial reporting.

•	In addition to further strengthen and improve senior level oversight and review over key financial reporting decisions, the Company also implemented a process whereby each team member’s work is reviewed by a collective group of senior level finance personnel as at the end of each accounting period.

Furthermore, in the second quarter of 2005, the Company re-engaged a nationally-recognized accounting and consulting firm to assist the Company in documenting, testing and remediating its internal control over financial reporting in preparation for year-end testing. While the Company believes that it has made substantial progress in remediating the material weaknesses identified above, the Company cannot determine such weaknesses have been remediated until it completes its year-end testing and assessment of internal control over financial reporting for 2005 and its independent registered public accounting firm has audited such assessment.

Back to Contents

Procedures Adopted

To remediate the aforementioned material weaknesses in internal control over financial reporting, management adopted new procedures to ensure that the Company’s consolidated financial statements as of and for the three months ended March 31, 2005 comply with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the Company’s financial condition as of March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005.

To remediate the material weaknesses impacting revenue recognition and accrual, accounts receivable, deferred revenue and unbilled revenue, the Company performed the following activities:

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

To address the material weaknesses related to deficiencies in analyzing and reconciling the general ledger accounts related to payroll, the Company performed a manual review, validation and reconciliation of the postings to the payroll control account to ensure that the accounts balanced at the end of each month.

To address the material weaknesses related to deficiencies in analyzing and reconciling intercompany account transactions, the Company

•	Performed intercompany reconciliations for all locations on a monthly basis and ensured that the intercompany balances are reflected correctly and eliminate upon consolidation.

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

Back to Contents

Changes in Internal Controls

During the three months ended March 31, 2005, except for the steps taken in the ongoing efforts to remediate the material weaknesses discussed above, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Contents
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

On March 29, 2005, the Company’s India subsidiary received an additional revised assessment for 15.0 million Indian rupees, or approximately $345,000, for the fiscal year ended March 31, 2002. The assessment disallowed some of the export revenue claimed by the Company and also disallowed certain expenses claimed by the Company. The Company has paid approximately 6.0 million Indian rupees, or approximately $137,000, under protest and has also paid an additional 5.1 million Indian rupees, or approximately $118,000, for agreed-to adjustments through October 2005. The Company is currently challenging the remaining unpaid assessment with the Commissioner of Tax Appeals but pending resolution of such appeal, the Company plans to pay the remaining $89,000 tax assessment in installments over the next 12 to 18 months as permitted by the India tax authority.

The Company is currently at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2001 and at the Commissioner of Income Tax Appeals stage for fiscal year ended March 31, 2002. All applicable amounts noted above have been paid or accrued.

Shareholder Class Action

Six class action lawsuits have been initiated, purportedly on behalf of plaintiffs who purchased the Company’s securities, against the Company and certain former officers, including Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) (collectively, “Shareholder Class Actions”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.

Back to Contents

SEC Investigation

On January 28, 2005, the Company received subpoenas in connection with a formal investigation by the Securities and Exchange Commission (“SEC”) regarding whether federal securities laws were violated in connection with the issuance of the Company’s financial statements for prior periods. The Company is cooperating with the SEC to produce documents in response to the subpoenas.

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

Item 5.	Other Information.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd. (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 Indian rupees (approximately $133,000) and advance lease rentals of 11,640,000 Indian rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 Indian rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 Indian rupees (approximately $106,000) and advance lease rentals of 9,312,000 Indian rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 931,000 Indian rupees (approximately $21,000). Prior to entering into this transaction, the Company’s Board of Directors determined that the terms and conditions were no less favorable to the Company than could be obtained from unrelated third parties. Rent expense for the three months ended March 31, 2005 towards the said lease was 7,261,000 Indian rupees (approximately $166,000). The value of un-amortized rentals as of March 31, 2005 was 11,524,000 Indian rupees (approximately $263,000).

Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (iii) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500).

Back to Contents

Item 6.   Exhibits.

(a)	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350

	32.2	Certification pursuant to 18 U.S.C. Section 1350

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November 2005.

INTELLIGROUP, INC.

Date: November 9, 2005	By: /s/	Vikram Gulati

Vikram Gulati Chief Executive Officer

Date: November 9, 2005	By: /s/	Madhu Poomalil

Madhu Poomalil Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1	Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2	Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1*	1996 Stock Plan, as amended, of the Company.

10.2*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996)

10.3*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333- 5981) declared effective on September 26, 1996.)

10.4*	Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23

Back to Contents

Exhibit No.	Description of Exhibit

10.5*	Employee’s Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.6	Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333- 5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.7	Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333- 5981) declared effective on September 26, 1996.)

10.8	Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.9	R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.10	ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.11	Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.12	Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.13	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

10.14	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

Back to Contents

Exhibit No.	Description of Exhibit

10.15	Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.16	Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17	Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18	Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19	Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20	Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21	Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company’s Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

10.22	Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

10.23*	First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

Back to Contents

Exhibit No.	Description of Exhibit

10.24	mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.25	Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.26	First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.27*	Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28	Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.29	Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

10.30	Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August 12, 2003.)

10.31*	Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

10.32	Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Back to Contents

Exhibit No.	Description of Exhibit

10.33*	Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

10.34	Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.35*	Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36*	Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.37*	2004 Equity Incentive Award Plan.

10.38*	Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August 23, 2004.)

10.39*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.40	Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.41	Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.42*	Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

Back to Contents

Exhibit No.	Description of Exhibit

10.43*	Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

10.44	Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.45*	Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

10.46*	Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

10.47*	Employment Agreement effective July 1, 2005 between the Company and Ranjit Prithviraj. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.48*	Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.49*	Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.50*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.51	Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

14	Code of Business Conduct and Ethics. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Back to Contents

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant.

16.1	Letter dated August 11, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004, filed with the Securities and Exchange Commission on August 11, 2004.)

16 .2	Letter dated November 1, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 26, 2004, filed with the Securities and Exchange Commission on November 1, 2004.)

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.