Form 10-Q
period 2005-09-30
INTELLIGROUP INC
filed 2005-11-09
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 2005:

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

Back to Contents
PART I FINANCIAL STATEMENTS
ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004

	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,824,000	$6,239,000
Accounts receivable, less allowance for doubtful accounts of $1,605,000 and $1,627,000 at September 30, 2005 and December 31, 2004, respectively	19,595,000	23,136,000
Unbilled services	9,465,000	10,482,000
Prepaid expenses and other current assets	3,097,000	3,218,000

Total current assets	38,981,000	43,075,000

Property and equipment, net	3,408,000	3,485,000
Deferred tax and other assets	2,435,000	1,611,000

Total assets	$44,824,000	$48,171,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$2,654,000	$2,356,000
Accounts payable	4,859,000	3,424,000
Accrued payroll and related taxes	10,239,000	10,635,000
Accrued expenses and other current liabilities	5,535,000	5,074,000
Deferred revenue	508,000	977,000
Income taxes payable	550,000	196,000
Current portion of obligations under capital lease	47,000	422,000

Total current liabilities	24,392,000	23,084,000

Obligations under capital lease, net of current portion	609,000	45,000
Other long-term liabilities	288,000	395,000

Total liabilities	25,289,000	23,524,000

Commitments and contingencies

Shareholders' Equity

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 35,103,000 shares issued and outstanding	351,000	351,000
Additional paid-in capital	58,012,000	58,012,000
Accumulated deficit	(39,009,000)	(33,455,000)
Accumulated other comprehensive income (loss)	181,000	(261,000)

Total shareholders' equity	19,535,000	24,647,000

Total liabilities and shareholders' equity	$44,824,000	$48,171,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

Revenue	$95,865,000	$98,092,000	$29,738,000	$35,492,000
Cost of revenue	71,514,000	68,258,000	22,823,000	24,590,000

Gross profit	24,351,000	29,834,000	6,915,000	10,902,000

Selling, general and administrative expenses	27,957,000	25,952,000	10,043,000	8,221,000
Depreciation and amortization	1,628,000	1,435,000	583,000	481,000

Total operating expenses	29,585,000	27,387,000	10,626,000	8,702,000

Operating income (loss)	(5,234,000)	2,447,000	(3,711,000)	2,200,000
Interest income	63,000	21,000	39,000	3,000
Interest expense	(249,000)	(359,000)	(73,000)	(130,000)
Other income (expense)	(286,000)	117,000	302,000	83,000

Income (loss) before income tax provision (benefit)	(5,706,000)	2,226,000	(3,443,000)	2,156,000
Provision for (benefit of) income taxes	(153,000)	332,000	132,000	297,000

Net income (loss)	$(5,553,000)	$1,894,000	$(3,575,000)	$1,859,000

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.16)	$0.10	$(0.10)	$0.09

Weighted average number of common shares outstanding – basic	35,103,000	19,097,000	35,103,000	21,858,000

Diluted earnings (loss) per share	$(0.16)	$0.09	$(0.10)	$0.08

Weighted average number of common shares outstanding – diluted	35,103,000	20,942,000	35,103,000	22,775,000

Comprehensive income (loss)
Net income (loss)	$(5,553,000)	$1,894,000	$(3,575,000)	$1,859,000
Other comprehensive income (loss) – currency translation adjustments	442,000	(23,000)	(152,000)	(34,000)

Comprehensive income (loss)	$(5,111,000)	$1,871,000	$(3,727,000)	$1,825,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(5,553,000)	$1,894,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	7,320,000	(7,316,000)

Net cash provided by (used in) operating activities	1,767,000	(5,422,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,098,000)	(1,862,000)

Net cash used in investing activities	(1,098,000)	(1,862,000)

Cash flows from financing activities:
Principal payments under capital leases	(277,000)	(296,000)
Net proceeds from private placement	—	14,675,000
Proceeds from exercise of stock options	—	1,328,000
Net change in line of credit borrowings	298,000	5,135,000

Net cash provided by financing activities	21,000	20,842,000

Effect of foreign currency exchange rate changes on cash	(105,000)	(51,000)

Net increase in cash and cash equivalents	585,000	13,507,000
Cash and cash equivalents – beginning of period	6,239,000	1,872,000

Cash and cash equivalents – end of period	$6,824,000	$15,379,000

Supplemental disclosure of cash flow information equipment obtained with capital lease	$485,000	$75,000

See accompanying notes.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying financial information as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's consolidated financial statements filed on Form 10-K for the year ended December 31, 2004. The amounts for December 31, 2004 have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004.

The results of the Company’s operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 and the Company has adopted the enhanced disclosure provisions of SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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

For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(5,553,000)	$1,894,000	$(3,575,000)	$1,859,000
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	569,000	765,000	160,000	55,000

Pro forma net income (loss)	$(6,318,000)	$1,325,000	$(3,735,000)	$1,804,000

Basic and diluted income (loss) per share:
As reported	$(0.16)	$0.10	$(0.10)	$0.09

Pro forma	$(0.18)	$0.08	$(0.11)	$0.08

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income (loss)	$(5,553,000)	$1,894,000	$(3,575,000)	$1,859,000

Weighted-average common shares outstanding :
Basic	35,103,000	19,097,000	35,103,000	21,858,000
Effect of dilutive securities- stock options	—	1,845,000	—	917,000

Diluted	35,103,000	20,942,000	35,103,000	22,775,000

Basic net earnings (loss) per share	$(0.16)	$0.10	$(0.10)	$0.09

Diluted net earnings (loss) per share	$(0.16)	$0.09	$(0.10)	$0.08

In September 2004, the Company issued 17,647,000 shares of Common Stock in a private placement transaction for gross proceeds of $15,000,000 and net proceeds of $14,675,000.

For the nine months ended September 30, 2005 and 2004, respectively, options to purchase 4,012,000 and 673,000 shares of common stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Options to purchase 4,012,000 and 1,269,000 shares of common stock for the three months ended September 30, 2005 and 2004, respectively, were excluded in the computation of diluted EPS because inclusion would have been anti-dilutive.

NOTE 3- LINE OF CREDIT

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

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 3 - LINE OF CREDIT (CONTINUED)

On September 30, 2005 the Company and the Bank executed the Sixth Amendment to the Loan Documents and Waiver Agreement (the “Sixth Amendment”). The terms of the Sixth Amendment amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement); (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, the Company was required, among other things, to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company has satisfied each of these two requirements. The Company also agreed to resume timely filing of the periodic reports due to the listing exchange upon which the Company’s shares are traded and to any governmental agency beginning with the filing of the Company’s annual report on Form 10-K for the year ending December 31, 2005. The Bank agreed to waive any events of default arising from the Company’s failure to timely deliver to the Bank the monthly reporting schedules, monthly financial statements, quarterly financial statements and annual financial statements and the Company’s removal of Arjun Valluri from his position as Chief Executive Officer, President and Chairman of the Board.

As of September 30, 2005, the Company had outstanding borrowings under the credit facility of $2,654,000. The Company estimates undrawn availability under the credit facility to be $11,307,000 as of September 30, 2005.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2005 and 2004, the Company paid $51,996 and $54,538, respectively, in fees to SBLI USA Mutual Life Insurance Company, Inc. A member of the Board of Directors served as the Chief Financial Officer of SBLI USA Mutual Life Insurance Company during 2004.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd. (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 Indian rupees (approximately $133,000) and advance lease rentals of 11,640,000 Indian rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 Indian rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 Indian rupees (approximately $106,000) and advance lease rentals of 9,312,000 Indian rupees (approximately $213,000) upon handing over of the Premises and shall pay monthly rent of 931,000 Indian rupees (approximately $21,000). Rent expense for the nine months ended September 30, 2005 towards the lease was 22,613,000 Indian rupees (approximately $518,000). The value of un-amortized rentals as of September 30, 2005 was 5,238,000 Indian rupees (approximately $119,000).

Effective August 1, 2005, the Company’s India subsidiary entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center PVT. LTD. (“iLabs”), a party with whom two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (iii) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (%5) escalation; and (iv) monthly operations and maintenance fees of 283,000 India rupees (approximately $6,500).

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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

The Company is currently at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2001 and at the Commissioner of Income Tax Appeals stage for fiscal year ended March 31, 2002. All applicable amounts noted above had been paid or accrued as of September 30, 2005.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 5 - LITIGATION (CONTINUED)

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

SEC Investigation

On January 28, 2005, the Company received subpoenas in connection with a formal investigation by the Securities Exchange Commission (the “SEC”) regarding whether federal securities laws were violated in connection with the issuance of the Company’s financial statements for prior periods. The Company is cooperating with the SEC to produce documents in response to the subpoenas.

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

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 6 -   SEGMENT DATA AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment, information technology solutions and services.

The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

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

Each of the geographic segments has a Managing Director, or equivalent position, who reports directly to the Chief Executive Officer (“CEO”). Currently, the CEO and President is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Accordingly, the Company’s consolidated operating results for the nine and three months ended September 30, 2005 and 2004 and financial position as of September 30, 2005 and 2004 are presented in the following geographic segments:

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 6 - SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)
	United
	States	India	Europe	Japan	Total

Nine months ended September 30, 2005

Revenue	$67,006,000	$20,932,000	$5,248,000	$2,679,000	$95,865,000
Operating income (loss)	(7,158,000)	2,904,000	(637,000)	(343,000)	(5,234,000)
Income (loss) before income taxes	(6,927,000)	2,956,000	(1,286,000)	(449,000)	(5,706,000)

Total assets	30,011,000	11,892,000	1,577,000	1,344,000	44,824,000

Nine months ended September 30, 2004

Revenue	$73,032,000	$15,982,000	$5,280,000	$3,798,000	$98,092,000
Operating income (loss)	(1,451,000)	2,909,000	115,000	874,000	2,447,000
Income (loss) before income taxes	(1,590,000)	2,982,000	(53,000)	887,000	2,226,000

Total assets	49,153,000	10,894,000	2,506,000	1,693,000	64,246,000

•	Of the total capital expenditures incurred for the nine months ended September 30, 2005, $194,000 was incurred in the US and $886,000 was incurred in India.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 6 - SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)
	United
	States	India	Europe	Japan	Total

Three months ended September 30, 2005

Revenue	$20,570,000	$6,788,000	$1,417,000	$963,000	$29,738,000
Operating income (loss)	(3,829,000)	604,000	(444,000)	(42,000)	(3,711,000)
Income (loss) before income taxes	(3,737,000)	844,000	(462,000)	(88,000)	(3,443,000)

Total assets	30,011,000	11,892,000	1,577,000	1,344,000	44,824,000

Three months ended September 30, 2004

Revenue	$26,060,000	$6,552,000	$1,485,000	$1,395,000	$35,492,000
Operating income (loss)	329,000	1,645,000	(106,000)	332,000	2,200,000
Income before income taxes	288,000	1,553,000	4,000	311,000	2,156,000

Total assets	49,153,000	10,894,000	2,506,000	1,693,000	64,246,000

•	Of the total capital expenditures incurred for the three months ended September 30, 2005, $64,000 was incurred in the US and $799,000 was incurred in India.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 7- COMMITMENTS AND CONTINGENCIES

Tax-Free Spin-off of SeraNova

On July 5, 2000, the Company distributed all of the outstanding common stock of SeraNova Inc. (“SeraNova”) common stock to its shareholders in a transaction that was structured to be and reported as a tax-free spinoff pursuant to Section 355 of the Internal Revenue Code (“IRC Section 355”). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company’s shareholders recognize any gain or income in connection with the transaction. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 (“Tax Sharing Agreement”), whereby SeraNova agreed to indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event. However, subsequently SeraNova and its parent company, Silverline Technologies, Inc. (“Silverline”) filed for Chapter 7 Bankruptcy. Additionally, as a condition to the distribution, SeraNova management represented that there was no present plan nor intent to enter into a subsequent transaction that would disturb the intended tax–free nature of the distribution.

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

Employment Agreements

As of September 30, 2005, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1,238,000. In addition, the Company’s India subsidiary had severance packages with certain employees who resigned in April 2005 which provided for severance obligations in the amount of approximately $652,000 upon the fulfillment of certain events, including a Change in Management (as defined in the severance package) of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, certain members of the IGA management team, some of whom had a severance package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the amounts potentially due under the severance package as a result of these resignations. In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such severance package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $560,000 to such individuals.

Back to Contents

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Back to Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following: (i) key factors in evaluating the Company’s financial performance; (ii) application of critical accounting principles, which explains the accounting principles necessary to understand how the Company records its financial information; (iii) forward looking statements; (iv) results of operations - consolidated, in which the Company’s consolidated results are compared year to year to recognize trends; (v) results of operations by business segment, which allows the Company to compare the results of its different business units; and (vi) liquidity and capital resources.

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

Fixed Price Projects

The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For both the nine months ended September 30, 2005 and 2004, revenue derived from projects under fixed price contracts represented approximately 44% of the Company's total revenue. No single fixed price project was material to the Company's business during 2005 or 2004. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

Back to Contents

Customer Concentration

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2005 and 2004, the Company's ten largest customers accounted for in the aggregate approximately 48% and 46% of its revenue, respectively. During the nine months ended September 30, 2005, one customer accounted for 10% or more of revenue. During the nine months ended September 30, 2004, no single customer accounted for 10% or more of revenue. For the nine months ended September 30, 2005 and 2004, 12% and 22%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

For the nine months ended September, 2005 and 2004, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

SAP	71%	66%
PeopleSoft	20%	27%
Oracle	3%	2%

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

The accounting policies and estimates used as of December 31, 2004, as outlined in our previously filed Form 10-K, have been applied consistently for the nine and three months ended September 30, 2005.

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

Back to Contents

As a result of these factors and others, the Company’s actual results may differ materially from the results disclosed in such forward-looking statements.

Results of Operations - Consolidated

The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue

	Nine Months Ended September 30,

	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	74.6	69.6

Gross profit	25.4	30.4

Selling, general and administrative expenses	29.2	26.4
Depreciation and amortization	1.7	1.5

Total operating expenses	30.9	27.9

Operating income (loss)	(5.5)	2.5
Interest income	0.1	0.0
Interest expense	(0.3)	(0.4)
Other income (expense)	(0.3)	0.1

Income (loss) before income tax provision (benefit)	(6.0)	2.2
Income tax benefit	(0.2)	(0.3)

Net income (loss)	(5.8)%	1.9%

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following discussion compares the consolidated results of operations for the nine months ended September 30, 2005 and 2004.

Revenue. Total revenue decreased by 2.3%, or $2.2 million, from $98.1 million for the nine months ended September 30, 2004 to $95.9 million for the nine months ended September 30, 2005. The net decrease was attributable primarily to growth in revenue generated in India (an increase of $4.9 million), offset by decreases in revenue generated in the United States (a decrease of $6.0 million), Japan (a decrease of $1.1 million). The revenue growth in India results directly from increased demand in the US from both new and existing customers for the majority of the Company’s offshore services, including traditional consulting service offerings, application management and support services and offshore development services. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2004 and the lack of new projects to replace the revenue as these major implementation projects ramped down. The decreases in Japan revenue results primarily from decreased demand for the Company’s consulting services within the local SAP market, as customers delayed SAP upgrade projects pending a new release of the software. However, the Company does not expect revenue for the full year 2005 to exceed the revenue for 2004.

Back to Contents

Cost of revenue and gross profit. The Company's cost of revenue increased by 4.8%, or $3.2 million, from $68.3 million for the nine months ended September 30, 2004, to $71.5 million for the nine months ended September 30, 2005, due primarily to the increase in headcount and compensation costs for consultants. The Company's gross profit decreased by 18.4%, or $5.4 million, from $29.8 million for the nine months ended September 30, 2004, to $24.4 million for the nine months ended September 30, 2005. Gross margin decreased to 25.4% for the nine months ended September 30, 2005, from 30.4% for the nine months ended September 30, 2004. The decrease in gross profit and gross margin results from a reduction in revenue as headcount, compensation costs and certain project related expenses increased. The Company expects lower gross margin through the full year 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 7.7%, or $2.0 million, to $28.0 million for the nine months ended September 30, 2005, from $26.0 million for the nine months ended September 30, 2004 and increased as a percentage of revenue to 29.2% from 26.4%, respectively. The increase in selling, general and administrative expenses, was related primarily to costs associated with accounting and legal fees incurred in connection with restating and re-auditing prior period financials and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization. Depreciation and amortization expenses increased to $1.6 million for the nine months ended September 30, 2005, compared to $1.4 million for the nine months ended September 30, 2004. The increase was due to purchases of fixed assets during 2005.

Interest income. The Company earned $63,000 in interest income for the nine months ended September 30, 2005, compared with $21,000 for the nine months ended September 30, 2004. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan.

Interest expense. The Company incurred $0.2 million and $0.4 million in interest expense for the nine months ended September 30, 2005 and 2004, respectively, related to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities.

Other income (expense). Other income (expense) results primarily from foreign currency transaction gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other expense of $0.3 million for the nine months ended September 30, 2005 versus other income of $0.1 million for the nine months ended September 30, 2004. The change results primarily from foreign currency fluctuations in the UK, Denmark, Sweden and Japan.

Income tax provision (benefit). The Company recorded a benefit for income taxes of $0.2 million on a pretax loss of $5.7 million for the nine months ended September 30, 2005 as opposed to a provision for taxes of $0.3 million on pretax income of $2.2 million for the nine months ended September 30, 2004 due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions.

Back to Contents

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue

	Three Months Ended September 30,

	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	76.8	69.3

Gross profit	23.2	30.7

Selling, general and administrative expenses	33.7	23.2
Depreciation and amortization	2.0	1.3

Total operating expenses	35.7	24.5

Operating income (loss)	(12.5)	6.2
Interest income	0.1	0.0
Interest expense	(0.2)	(0.4)
Other income	1.0	0.2

Income (loss) before income tax provision (benefit)	(11.6)	6.0
Income tax provision (benefit)	0.4	0.8

Net income (loss)	(12.0)%	5.2%

The following discussion compares the consolidated results of operations for the three months ended September 30, 2005 and 2004.

Revenue. Total revenue decreased by 16.2%, or $5.8 million, from $35.5 million for the three months ended September 30, 2004 to $29.7 million for the three months ended September 30, 2005. The decrease was attributable primarily to a reduction in revenue generated in the United States (a decrease of $5.5 million) and Japan (a decrease of $0.4 million). The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2004 and the lack of new projects to replace the revenue as these major implementation projects ramped down. The Company does not expect revenue for the full year 2005 to exceed revenue for 2004.

Cost of revenue and gross profit. The Company's cost of revenue decreased by 7.2%, or $1.8 million, from $24.6 million for the three months ended September 30, 2004, to $22.8 million for the three months ended September 30, 2005 due primarily to decrease in revenue. The Company's gross profit decreased by 36.6%, or $4.0 million, from $10.9 million for the three months ended September 30, 2004, to $6.9 million for the three months ended September 30, 2005. Gross margin decreased to 23.2% for the three months ended September 30, 2005, from 30.7% for the three months ended September 30, 2004. The decrease in gross margin results from an increase in headcount, compensation costs and certain project related expenses. The Company expects lower gross margin for the full year 2005.

Back to Contents

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 22.2% or $1.8 million to $10.0 million for the three months ended September 30, 2005 from $8.2 million for the three months ended September 30, 2004, and increased as a percentage of revenue to 33.7% from 23.2%, respectively. The increase in selling, general and administrative expenses was related primarily to costs associated with accounting and legal fees incurred in connection with restating and re-auditing prior period financials and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization. Depreciation and amortization expenses increased to $0.6 million for the three months ended September 30, 2005, compared to $0.5 million for the three months ended September 30, 2004. The increase was due to purchases of fixed assets during 2005.

Interest income. The Company earned $39,000 in interest income for the three months ended September 30, 2005, compared with $3,000 for the three months ended September 30, 2004. The interest income is related primarily to certain interest-bearing bank accounts in India and Japan.

Interest expense. The Company incurred $73,000 and $130,000 in interest expense for the three months ended September 30, 2005 and 2004, respectively, related to borrowings under its line of credit. Borrowings under the line of credit were used primarily to fund operating activities. The decrease in interest expense results from lower average outstanding borrowings under the line of credit during 2005.

Other income (expense). Other income (expense) results primarily from gains or (losses) associated with changes in foreign currency exchange rates. The Company reported other income of $302,000 versus other income of $83,000 for the three months ended September 30, 2005 and 2004, respectively. The change results from primarily foreign currency fluctuations in India.

Income tax provision. A provision for income taxes of $132,000 and $297,000 was required for the three months ended September 30, 2005 and 2004, respectively, due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions.

Results of Operations by Business Segment

The Company operates in one industry segment, information technology solutions and services.

The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

•	United States ("US") – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey;

Back to Contents

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following discussion compares the segment results of operations for the nine months ended September 30, 2005 and 2004.

Revenue. The following table displays revenues by reportable segment (in thousands).

	Nine Months Ended September 30,

	2005		2004

		Percentage of		Percentage of
	Amount	Total	Amount	Total

United States	$67,006	69.9%	$73,032	74.4%
India	20,932	21.8	15,982	16.3
Europe	5,248	5.5	5,280	5.4
Japan	2,679	2.8	3,798	3.9

Total	$95,865	100.0%	$98,092	100.0%

US revenue decreased by 8.3%, or $6.0 million, from $73.0 million for the nine months ended September 30, 2004 to $67.0 million for the nine months ended September 30, 2005. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2004 and the lack of new projects to replace the revenue as these major implementation projects ramped down.

India revenue increased by 31.0%, or $4.9 million, from $16.0 million for the nine months ended September 30, 2004, to $20.9 million for the nine months ended September 30, 2005. The increase was attributable primarily to increased demand for offshore services by customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. While the Company expects further revenue growth in India’s operations, it does not expect to continue to see increases at similar rates through 2005.

Back to Contents

Europe revenue was constant at $5.2 million for the nine months ended September 30, 2005 and 2004.

Japan revenue decreased by 29.5% or $1.1, from $3.8 million for the nine months ended September 30, 2004, to $2.7 million for the nine months ended September 30, 2005. The decrease was due primarily to less demand for the Company’s consulting services within the local SAP market, as customers delayed SAP upgrade projects pending a new release of the software.

Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Nine Months Ended September 30,

	2005	2004

United States	$(7,158)	$(1,451)
India	2,904	2,909
Europe	(637)	115
Japan	(343)	874

Total	$(5,234)	$2,447

US operating performance decreased by $5.8 million, from an operating loss of $1.4 million for the nine months ended September 30, 2004, to an operating loss of $7.2 million for the nine months ended September 30, 2005. The decrease in operating income was primarily related to decreased revenues and increased general and administrative costs associated with accounting and legal fees incurred in connection with restating and re-auditing prior period financials and other legal fees.

India operating income was constant at $3.0 million for the nine months ended September 30, 2005 and 2004.

Europe operating performance decreased by $0.7 million from operating income of $0.1 million for the nine months ended September 30, 2004, to an operating loss of $0.6 million for the nine months ended September 30, 2005. The decrease was attributable primarily to increased project related costs.

Japan operating performance decreased by $1.2 million, from operating income of $0.9 million for the nine months ended September 30, 2004, to operating losses of $0.3 million for the nine months ended September 30, 2005. The decrease was attributable primarily to lower revenue and an increase in compensation costs.

Back to Contents

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following discussion compares the segment results of operations for the three months ended September 30, 2005 and 2004.

Revenue. The following table displays revenues by reportable segment (in thousands).

	Three Months Ended September 30,

	2005		2004

		Percentage of		Percentage of
	Amount	Total	Amount	Total

United States	$20,570	69.2%	$26,060	73.5%
India	6,788	22.8	6,552	18.5
Europe	1,417	4.8	1,485	4.1
Japan	963	3.2	1,395	3.9

Total	$29,738	100.0%	35,492	100.0%

US revenue decreased by 21.1%, or $5.5 million, from $26.1 million for the nine months ended September 30, 2004 to $20.6 million for the nine months ended September 30, 2005. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2004 and the lack of new projects to replace the revenue as these major implementation projects ramped down.

India revenue increased by 3.6%, or $0.2 million, from $6.6 million for the three months ended September 30, 2004, to $6.8 million for the three months ended September 30, 2005. The increase was attributable primarily to slightly increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

Europe revenue was constant at approximately $1.4 million for the nine months ended September 30, 2005 and 2004.

Japan revenue decreased by 31.0% or $0.4 million, from $1.4 million for the three months ended September 30, 2004, to $1.0 million for the three months ended September 30, 2005. The decrease was due primarily to less demand for the Company’s consulting services within the local SAP market, as customers delayed SAP upgrade projects pending a new release of the software.

Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended September 30,

	2005	2004

United States	$(3,829)	$330
India	604	1,645
Europe	(444)	(107)
Japan	(42)	332

Total	$(3,711)	$2,200

Back to Contents

US operating performance decreased from operating income of $0.3 million for the three months ended September 30, 2004 to an operating loss of $3.8 million for the three months ended September 30, 2005. The decrease in the operating loss was primarily related to decreased revenue and increased general and administrative costs associated with accounting and legal fees incurred in connection with restating and re-auditing prior period financials compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other legal fees.

India operating income decreased by $1.0 million, from $1.6 million for the three months ended September 30, 2004, to $0.6 million for the three months ended September 30, 2005. The decrease in operating income was primarily related to increased compensation costs and additional infrastructure costs as a result of increased headcount and newly leased premises.

Europe operating performance decreased by $0.3 million from an operating loss of $0.1 million for the three months ended September 30, 2004, to an operating loss of $0.4 million for the three months ended September 30, 2005. The decrease was attributable primarily to increased project related costs.

Japan operating performance decreased by $0.4 million from operating income of $0.3 million for the three months ended September 30, 2004, to an operating loss of $0.1 million for the three months ended September 30, 2005. The decrease was attributable primarily to a decrease in revenues and an increase in compensation costs.

Liquidity and Capital Resources

Cash Flows

The Company had cash and cash equivalents of $6.8 million at September 30, 2005 and $6.2 million at December 31, 2004. The Company had working capital of $14.6 million at September 30, 2005 and $20.0 million at December 31, 2004.

Cash provided by operating activities was $1.8 million for the nine months ended September 30, 2005, resulting primarily from a net loss of $5.5 million and increases in other current assets ($0.8 million) and other assets ($0.6 million) and a decrease in accrued payroll ($0.9 million), offset by decreases in accounts receivable ($3.1 million) and unbilled services ($0.8 million), increases in accounts payable ($1.6 million) and income taxes payable ($1.4 million).

The Company invested $1.1 million and $1.9 million in computer equipment, internal-use computer software and office furniture and fixtures during the nine months ended September 30, 2005 and 2004, respectively. The increase results primarily from the replacement of computer equipment and the development of certain internal-use software.

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

On September 30, 2005, the Company and the Bank executed the Sixth Amendment to the Loan Document and Waiver Agreement (the “Sixth Amendment”). The terms of the Sixth Amendment amend the Loan Documents as follows: (i) to prevent the Company from electing to borrow, convert to or continue a Eurodollar Rate Loan and to provide that all Advances bear an interest rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement); (ii) to define “Change in Management” as any change in the Company’s Chief Executive Officer or Chief Financial Officer, which is not acceptable to the Bank; (iii) to define “Revolving Interest Rate” as interest rate per annum equal to the Base Rate; (iv) to define “Undrawn Availability” to include the redemption value of a specified bank account in the calculation of Undrawn Availability; and (v) to add an early termination fee in an amount equal to one-half of one percent (.50%) of the maximum revolving advance amount. Under the terms of the Sixth Amendment, among other things, the Company was required to deliver draft, unaudited financial statements to the Bank on or before September 30, 2005 and to deliver audited annual financial statements to the Bank on or before October 15, 2005. The Company has satisfied each of these two requirements.

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

Back to Contents

The Company's 2005 operating plan contains assumptions regarding revenue and expenses. The Company’s significant cash requirements for 2005 include operating expenses, capital investments in infrastructure for its Indian operations amounting to approximately $2 million, and legal and professional fees including but not limited to, the costs incurred as part of the restatement and re-audit process, costs incurred in complying with Section 404 of the Sarbanes Oxley Act of 2002 and legal fees incurred in connection with the Shareholder Class Actions and SEC investigation. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing. In addition, the Company may seek additional financing from time to time for general corporate purposes, provided however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange and previous to this filing was not current in its reporting obligations under SEC rules. Considering the cash on hand, the availability under the credit facility, and assuming the extension of the existing credit facility or securing alternate financing prior to the expiration of the existing credit facility in May 2006, the achievement of the operating plan and management's actions taken to date, management believes that it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business, and that its available credit arrangements and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations through at least the next twelve months.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company’s European and/or Asian operations as reflected in the Company’s condensed consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as of September 30, 2005, but intends to review its exposure on a quarterly basis, and using a cost-benefit analysis, determine whether it should enter into arrangements to mitigate this risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations, due to the material weaknesses disclosed in our 2004 annual report on Form 10-K for the year ended December 31, 2004 filed on October 24, 2005, which are discussed below under the heading material weaknesses.

Back to Contents

Material Weaknesses:

A material weakness is a significant deficiency (as defined in Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As part of its assessment of internal control over financial reporting that was included in its annual report on Form 10-K for the year ended December 31, 2004, filed on October 24, 2005, management has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2004. Although the Company believes that is made substantial progress in remediating these material weaknesses, it cannot determine which, if any, had been remediated as of September 30, 2005, and it will not be able to determine whether such weaknesses have been completely remediated until it completes its year-end testing and assessment of internal control over financial reporting for 2005 and its independent registered public accounting firm has audited such assessment.

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

Back to Contents
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

Procedures Adopted

To remediate the aforementioned material weaknesses in internal control over financial reporting, management adopted new procedures to ensure that the Company’s consolidated financial statements as of and for the nine months ended September 30, 2005 comply with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the Company’s financial condition as of September 30, 2005, and results of operations and cash flows for the nine months ended September 30, 2005.

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

Back to Contents

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the Chief Financial Officer

Changes in Internal Controls

During the nine months ended September 30, 2005, except for the steps taken in the ongoing efforts to remediate the material weaknesses discussed above, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Back to Contents

Item 5. Other Information.

Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private, Ltd (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of 5,820,000 Indian rupees (approximately $133,000) and advance lease rentals of 11,640,000 Indian rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1,164,000 Indian rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4,656,000 Indian rupees (approximately $106,000) and advance lease rentals of 9,312,000 Indian rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 931,000 Indian rupees (approximately $21,000). Prior to entering into this transaction, the Company’s Board of Directors determined that the terms and conditions were no less favorable to the Company than could be obtained from unrelated third parties. Rent expense for the nine months ended September 30, 2005 towards the said lease was 22,613,000 Indian rupees (approximately $518,000). The value of un-amortized rentals as of September 30, 2005 was 5,238,000 Indian rupees (approximately $119,000).

Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”) a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (iii) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500). Rent expense for the nine months ended September 30, 2005 towards the said lease was 3,396,000 Indian rupees (approximately $78,000).

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

Madhu Poomalil
Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1	*	1996 Stock Plan, as amended, of the Company.

10.2	*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3	*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4	*	Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23.

Back to Contents
Exhibit No.		Description of Exhibit

10.5	*	Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.6		Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.7		Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.8		Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.9		R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.10		ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.11		Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.12		Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.13		Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

10.14		Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

Back to Contents
Exhibit No.		Description of Exhibit

10.15		Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.16		Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17		Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18		Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19		Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20		Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21		Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

10.22		Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

10.23	*	First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

Back to Contents
Exhibit No.		Description of Exhibit

10.24		mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.25		Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.26		First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.27	*	Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28		Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.29		Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

10.30		Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August 12, 2003.)

10.31	*	Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

10.32		Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Back to Contents
Exhibit No.		Description of Exhibit

10.33	*	Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

10.34		Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.35	*	Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36	*	Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.37	*	2004 Equity Incentive Award Plan.

10.38	*	Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August 23, 2004.)

10.39	*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.40		Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.41		Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.42	*	Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

Back to Contents
Exhibit No.		Description of Exhibit

10.43	*	Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

10.44		Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.45	*	Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

10.46	*	Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

10.47	*	Employment Agreement effective July 1, 2005 between the Company and Ranjit Prithviraj. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.48	*	Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.49	*	Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.50	*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.51		Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

14		Code of Business Conduct and Ethics. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Back to Contents
Exhibit No.		Description of Exhibit

21		Subsidiaries of the Registrant.

16.1		Letter dated August 11, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004, filed with the Securities and Exchange Commission on August 11, 2004.)

16.2		Letter dated November 1, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 26, 2004, filed with the Securities and Exchange Commission on November 1, 2004.)

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.