Form 10-K
period 2005-12-31
INTELLIGROUP INC
filed 2006-04-03
CIK 1016439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                         Commission file number 0-20943

                               INTELLIGROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                New Jersey                             11-2880025
     -------------------------------               -------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

  499 Thornall Street, Edison, New Jersey                  08837
  ----------------------------------------              ----------
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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes: [ ]                        No: [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes: [ ]                        No: [X]

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes: [X]                        No: [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2) (Check one).

               Large Accelerated   Accelerated filer:   Non-accelerated filer:
               filer:   [ ]              [ ]                     [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                  Yes: [ ]                        No: [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 (the last business day of the most recent second quarter) was $22,595,121 (based on the closing price as quoted on the Nasdaq Stock Market on that date). For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2006:

Class                                                      Number of Shares
----------------------------                               ----------------
Common Stock, $.01 par value                                  41,769,107

                                TABLE OF CONTENTS

         Item                                                                              Page
         ----                                                                              ----
PART I   1    Business                                                                       4
         1A   Risk Factors                                                                  17
         1B   Unresolved Staff Comments                                                     21
         2    Properties                                                                    22
         3    Legal Proceedings                                                             24
         4    Submission of Matters to a Vote of Security Holders                           25
PART II  5    Market for the Registrant's Common Equity and Related Shareholder Matters     26
         6    Selected Financial Data                                                       27
         7    Management's Discussion and Analysis of Financial Condition and Results of    29
              Operations
         7A   Quantitative and Qualitative Disclosure About Market Risk                     50
         8    Financial Statements and Supplementary Data                                   50
         9    Changes in and Disagreements with Accountants on Accounting and Financial     50
              Disclosure
         9A   Controls and Procedures                                                       51
PART III 10   Directors and Executive Officers of the Registrant                            52
         11   Executive Compensation                                                        52
         12   Security Ownership of Certain Beneficial Owners and Management and Related    52
              Shareholder Matters
         13   Certain Relationships and Related Transactions                                52
         14   Principal Accounting Fees and Services                                        52
PART IV  15   Exhibits, Financial Statement Schedules                                       53
EXHIBIT INDEX                                                                               54
SIGNATURES                                                                                  61
FINANCIAL STATEMENTS                                                                        62

         This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. The Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis" and elsewhere in this annual report on Form 10-K.

PART I

ITEM 1.       BUSINESS.

GENERAL

         Overview

         Intelligroup is a global Information Technology ("IT") services organization and a leading provider of strategic enterprise technology services and solutions. Intelligroup's services and solutions include applications development, implementation, and application management support of Enterprise Resource Planning (ERP) solutions from SAP, Oracle, and PeopleSoft as well as e-business solutions using Java and the Microsoft .NET platforms and infrastructure management services. Intelligroup's customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. The Company's global delivery model, along with its International Organization for Standardization ("ISO") and Capability Maturity Model ("CMM") processes, enable its customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions Intelligroup has earned a reputation for consistently exceeding client expectations.

         Intelligroup improves clients' business performance through the intelligent application of information technology, positioning them `ahead of the curve' for the challenges of a rapidly changing business environment. Through its strategic alliances with SAP, Oracle and PeopleSoft and Microsoft, Intelligroup offers its clients comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions, application management services, Intelligroup enables its clients to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

         The implementation of these solutions positions the Company's clients `ahead of the curve' for the challenges of a rapidly changing business environment. The Company's ISO 9001:2000-certified and SEI/SW-CMM Level 5 assessed offshore development center delivers high quality, cost-effective, around the clock rapid development services, for enterprise, e-commerce and mobile commerce applications. The offshore Global Support Center manages customers' critical applications, systems and infrastructure, keeping the critical applications stable, current and optimized through efficient and cost-effective user, technical and operations support.

         In order to service its customers in an optimal manner, Intelligroup's go to market strategy is guided by a regional solution competency and industry vertical focus. The regional spread covers territories within North America, India, Europe and Japan. These regional practices are responsible for managing and building overall client relationships. The company has established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .net platforms. These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. The Company has created industry vertical practices in Consumer Products, Life Sciences, Banking Finance Securities and Insurance, Discrete Manufacturing, State and Local Government, and K-12 and Higher Education.

         Company History

         The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its common stock ("Common Stock"). The Company's executive offices are located at Edison, New Jersey 08837.

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

         In late 1999, the Company made the strategic decision to spin-off its Internet services business to its shareholders. Accordingly, on January 1, 2000, the Company transferred its Internet applications services and management consulting businesses to SeraNova, a wholly-owned subsidiary of the Company on such date.

         On July 5, 2000, the Company distributed all of the outstanding shares of the common stock of SeraNova then held by the Company to holders of record of the Company's Common Stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between the Company and SeraNova.

         During the second half of 2000, finding that the market for Application Service Provider ("ASP") services had not developed and grown as projected by market analysts, the Company significantly reduced its investment in the ASP business model. Expenditure for marketing and direct selling initiatives was significantly decreased, as were the infrastructure and personnel that supported the Company's ASP services. The Company renewed its focus and efforts on pursuing shorter-term success opportunities of implementing and enhancing application solutions based on SAP, Oracle and PeopleSoft products.

         Beginning in 2000, the Company began to focus on the management and support of customers' enterprise, e-commerce and m-commerce applications. Additionally, the Company introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems ("Power Up Services(SM)"). In 2001, the Company developed pre-configured SAP solutions for the pharmaceutical industry ("Pharma Express(SM)") and the engineering and construction industry ("Contractor Express(SM)"). Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express, which has implementation accelerators developed for mid-sized construction/contractor companies, assists in improving operational efficiency and controlling project schedules.

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies (the "Sale"), operating in Australia, New Zealand, Singapore and Hong Kong (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd, a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. The Company received the required payments by January 2005.

         In 2004, the Company completed a $15 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P. ("SAIF"), an affiliate of SOFTBANK Corporation, acquired approximately 33.5% of the Company's outstanding Common Stock, and Venture Tech Assets Pvt. Ltd. ("Venture Tech") acquired approximately 16.8% of the Company's outstanding Common Stock ("Private Placement Transaction"). In connection with the Private Placement Transaction, SAIF and Venture Tech designated five of nine directors to the Company's Board of Directors.

         On March 31, 2006, the Company completed a $10 million private placement transaction whereby SAIF acquired an additional 3,333,333 shares of the Company's common stock and Venture Tech acquired an additional 3,333,334 shares of the Company's common stock, at a share price of $1.50 (the "2006 Private Placement"). The 2006 Private Placement was approved by a special committee of the disinterested members of the Board of Directors and generated $9.7 million of proceeds to the Company, net of transaction expenses. Following approximately the 2006 Private Placement, SAIF and Venture Tech own 36% and 26% of the Company's common stock, respectively.

         The following is a description of the Company's business, including, among other things, its services, markets and competitors. Financial information regarding geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

INTELLIGROUP SERVICES

         Historically, the Company's services have ranged from providing customers with staff augmentation services to multi-personnel full-scale projects. The Company provides these services to its customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, the Company began to focus on providing application management services ("AMS") for their customers' ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. The Company's focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

         Intelligroup's services address the implementation, upgrade, and application management needs of its customers. The Company's proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations and upgrades, and by lowering ongoing support and maintenance costs for ERP and extended ERP applications.

         Intelligroup created the industry's first offshore lab dedicated to SAP development in 1995. Since then, Intelligroup's India-based offshore services--coupled with the operations in the United States, Europe and Japan, have helped its clients develop, implement, maintain, support and integrate ERP and e-commerce solutions. The Company's onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:

    o    Significantly reduce clients' development time and costs;

    o    Deliver superior-quality enhancements on schedule;

    o    Ensure reliable service levels;

    o    Accommodate requirement changes and manage risks;

    o Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

    o    Meet the peaks and valleys of resource requirements.

         Customers' partner with Intelligroup in order to implement, extend and support existing applications; or establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the client and cope with the resource requirement fluctuations. Such CoE's are setup to provide clients a dedicated pool of resources that are available to provide a wide range of services to the client.

         Intelligroup has relationships with SAP, Oracle, PeopleSoft, and Microsoft. The Company believes that such relationships will continue to result in enhanced industry recognition.

         In 1995, the Company achieved the status of a "SAP National Implementation Partner." In 1997, the Company enhanced its partnership status with SAP, by first achieving "National Logo Partner" status and then "Accelerated SAP Partner" status. In July 1997, the Company was awarded "PeopleSoft Implementation Partnership" status. In June 1998, the Company expanded its Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, the Company achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, the Company's pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes ("cGMP") and validation standards) was certified by SAP America. In 2002, the Company was awarded the SAP Services Partner Award of Excellence. In 2004 the Company's Japan Subsidiary was awarded the SAP Award of Excellence - Upgrade Business Award.

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

         The offshore centers are structured along the following lines -

         Centers of Excellence (CoE) - which are development and support centers, dedicated to certain strategic customers, that provide multi-platform, multi-service, integrated and complete solutions to such strategic customers.

         Competencies groups - which are responsible for building process oriented consulting excellence in SAP, Oracle- PeopleSoft, e-Business, especially focused on the new dimension technologies.

         Infrastructure Management - which provides infrastructure management services.

         Research and Development group - which is a center for the development of proprietary tools designed to enhance the information technology solutions offered to the Company customers.

         The Company leverages its offshore centers, in coordination with consultants located at customer sites, to deliver rapid, around the clock services to provide customers with savings in application deployment costs and expedited project completion. Intelligroup is able to deliver high value services at competitive prices due to: (i) the high level of expertise and experience of consultants; (ii) the rigorous application of the Company's proprietary project methodologies, tools and project management disciplines; and (iii) the cost structures associated with the Company's offshore centers.

         The Company's customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other diverse geographical locations. They include Armstrong World Industries, Cox Newspapers, Inc. Joy Mining, San Diego Unified School District, Eastman Chemical, AM General, Allergan, Kimball International, Infineon Technologies, Hitachi America, 2Wire, Telik, New Age Electronics, Hacienda, Puerto Rico Telephone Company - Verizon.

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

         The Application Management Services provides service offerings for Application Management, Application Development and Application Integration

         Companies around the world entrust Intelligroup to manage their complex ERP and eCommerce environment and infrastructure and to keep them stable and optimized, and aligned with new business processes. Intelligroup delivers:

    o    Significant reduction in support costs;

    o    Predictable costs for easier budgeting;

    o 24x7, on-demand access to skilled functional and technical professionals through its offshore centers located in India;

    o    Assured service levels and flexible, individualized support programs;

    o Dedicated teams that are on-site, offshore or a combination of on-site and offshore, depending on client requirements; and

    o Improved reliability, availability and performance of the infrastructure, database, operations, applications and interfaces.

         The Company's Application Management Services provide clients with management, support and maintenance of their enterprise, e-commerce and m-commerce applications. These services are provided using the Company's low cost, high quality onsite/offshore delivery model, which allows the Company to aggressively compete for long term fixed price/fixed time contracts.

         Key to the Company's ability to deliver Application Management Services is its offshore centers located in India, which help to provide responsive global support to customers through delivery teams that work around-the-clock. The offshore centers maintain customers' critical applications, systems and infrastructure stable, and keep them current and optimized through efficient and cost-effective user, technical and operations support. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of support professionals; and (ii) the cost structures associated with the offshore centers.

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

         "Power Up Services", "Uptimizer", "HotPac Analyzer", "Pharma Express", "Contractor Express", "4Sight", "4Sight Plus", "EZ Path", "Implementation Assistant", "myADVISOR" and "ASP(Plus)" are service marks of the Company.

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

         The Company has a focused approach towards sales and marketing efforts. The Company's sales efforts are driven by Client Service Executives ("CSE") who serve as leaders in multiple engagements and have both sales and delivery responsibilities. CSE's are responsible for all aspects of the customer relationship, including business development, service delivery and customer satisfaction. CSE's will typically focus on a region of the country or in a particular industry area. In addition to their responsibilities for generating new revenue opportunities and expanding revenue within existing clients, typically CSE's are also billable headcount. The CSE's work closely with business development managers ("BDMs") in the region to identify target accounts and opportunities, to develop plans for pursuing those opportunities, and to develop proposals and presentations in each case. The CSEs also serve in a quality assurance function and oversee all services delivered to the client to ensure projects are delivered on-time and within budget. CSE's work closely with the Company's business development leadership, project managers and partner representatives (usually sales), to grow the opportunities within their region.

         BDMs are responsible for developing and increasing the sales pipeline, and for closing sales with new and existing customers. The Company continually evaluates the size of direct sales force in comparison to market conditions and shall expand its direct sales force where market conditions warrant.

         The Company has established a Business Development Center ("BDC") in its facilities in Hyderabad, India. The primary objectives of the BDC are to:
(i) generate qualified leads for local BDMs to pursue with existing and prospective clients; and, (ii) support the proposal efforts of local BDMs by providing strategic research and proposal writing capabilities. The Company intends to continue to expand the BDC in proportion to its local BDMs sales presence.

         The primary objective of the Company's Marketing function is branding and lead generation. The Company will continue to market to potential customers with demonstrated needs for the Company's expertise in ERP and e-business solutions. The Company also intends to leverage public relations to raise visibility for its brand and increase outbound email marketing campaigns to remain at top of mind and expand its footprint in its customer base.

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

COMPETITION

         The markets for the Company's services are highly competitive. The Company believes that its principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of the Company):

    o Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini Ernst & Young, Accenture, BearingPoint Deloitte Consulting, IDS Scheer, SAP Professional Services, Oracle Consulting, Hitachi, Atos Origin and Rapidigm;

    o    Software applications vendors: including, SAP, Oracle and PeopleSoft;
         and

    o Application management services firms: including, Covansys, Wipro Technologies, Infosys Technologies Limited, Satyam Computer Services Ltd, HCL Technologies Ltd., Cognizant Technology Solutions, Patni Computer Systems and Tata Consultancy Services.

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

EMPLOYEES

         As of December 31, 2005, the Company employed 1,938 full-time employees, of whom 1,653 were engaged as consultants or as software developers, 89 were engaged in sales and marketing, and 196 were engaged in delivery management, finance and administration. Of the total number of employees, 529 were based in the United States, 37 were based in Japan, 43 were based in Europe and 1,329 were based in India. In addition, the Company engaged 102 independent contractors to perform information technology services as of December 31, 2005.

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

ITEM 1A.      RISK FACTORS

         This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's intention to shift more of its focus towards the management and support of customers' enterprise, e-commerce and m-commerce applications. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements.

    o Lack of Profitability. The Company's lack of profitability over recent periods may impact its ability to attract customers, employees, investors and creditors. The Company's ability to achieve profitability in future periods will depend in large part on its ability to generate new sales, particularly annuity-based engagements, to improve its rate of employee utilization, and to manage selling, general and administrative expenses in proportion to its top line.
    o Ability to Retain Key Executive and Sales Leadership Personnel. The Company experienced significant executive and board level turnover in 2004 and through mid 2005. The Company also experienced significant turnover in its sales managers and personnel in 2004 through 2005. Such turnover has resulted in a lack of historical knowledge and experience and has impacted the Company's ability to maintain consistent relationships with its existing and prospective customers, to build and convert pipeline opportunities and to generate new business. There can be no assurance that the departure of one or more of such key personnel would not have a material adverse effect on the Company's financial condition and results of operations.
    o Ability to Secure and Maintain Access to External Sources of Funding. In addition to cash generated by on-going operations, the Company relies on access to external sources of funding and its ability to timely collect cash from its customers to manage its business. The Company's existing credit facility, which represents its sole source of external funding, expires on May 31, 2006. The Company's ability to continue its ongoing business operations and fund future growth depends on its ability to secure a new credit facility and to maintain compliance with the financial and other covenants in such credit facility or to secure alternate sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to the Company.
    o Ability to Attract and Retain Technical Key Personnel. The Company's business is labor intensive and, therefore, the Company's success depends in large part on its ability to recruit, retain, train and motivate highly skilled employees, particularly project managers and other senior level technical personnel. The Company's ability to attract and retain a sufficient number of highly skilled employees is impacted by a number of factors including, but not limited to, concerns regarding the Company's financial condition, competition from departing executives and competition for employees in India which may cause increasing compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of recent changes in accounting rules related to stock options.
    o Highly Competitive Market for Technical Personnel in India. The market for technical personnel in India, which represents the primary recruiting market for the Company's technical personnel, is extremely competitive resulting in increased compensation costs. Such increasing compensation costs are contributing to the deterioration of the Company's gross margins.

    o Substantial Variability of Quarterly Operating Results. The Company has experienced, and expects to continue to experience, inconsistent quarterly operating results. The substantial variability of the Company's quarterly operating results are caused by a variety of factors, many of which are not within the Company's control, including (i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends,
(iii) the timing, size and stage of projects, (iv) new service introductions by the Company or its competitors and the timing of new product introductions by the Company's ERP partners, (v) levels of market acceptance for the Company's services, (vi) general economic conditions, and (vii) the hiring of additional staff.
    o Highly Competitive Information Technology Services Industry. The markets for the Company's services are highly competitive. Many of the Company's competitors have greater financial, technical and marketing resources than the Company. The increased competition in the industry, among other negative effects, may cause a decrease in the Company's billing and employee utilization rates
    o Reliance on Key Partners. The Company relies on continued relationships and business associated with SAP America and Oracle. The continued uncertainty relating to Oracle's integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft's products, could adversely impact the Company's ability to sell professional consulting services related to such enterprise resource applications.
    o Concentration Risks. The Company derives a significant portion of its revenue from a limited number of customers and projects. The Company's ability to grow its business depends in large part on maintaining such customer relationships and continuing purchasing power of such customers. The loss of any large customer could have a material adverse effect on the Company's business, financial condition and results of operations.
    o Ability to Maintain Effective Internal Controls. The Company has previously experienced material weaknesses in its internal control over financial reporting. If the Company is unable to continue to improve its control environment and to prevent material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact its ability: (i) to effectively manage the business; (ii) to timely record, process, summarize and report financial statements that fairly present, in all material aspects, the Company's financial condition, statements of operations and cash flows; and
(iii) to comply with applicable law, including the Sarbanes-Oxley Act of 2002. In addition the Company will be required to comply with the internal control reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 beginning in 2007 (if the Company is not an "accelerated filer" as defined in Exchange Act Rule 12b-2 for 2006), or beginning in 2006 (if the Company is an "accelerated filer" for 2006). If the Company is unable to maintain effective internal control over financial reporting, such inability will adversely affect the Company's ability to comply with Section 404. The Company will be an "accelerated filer" if the aggregate market value of the Company's common stock held by non-affiliates is $75 million or more as of June 30, 2006. As of March 28, 2006, there were 15,370,821 shares of common stock held by non-affiliates with an aggregate market value of approximately $23,210,000.
    o Continued Availability of a Market for the Company's Common Stock. The Company's common stock trades on the Pink Sheets. In order to maintain liquidity in its common stock, the Company depends upon the continuing availability of a market on which its securities may be traded. The Company's ability to cause its stock to be listed on a national exchange and to maintain compliance with on-going listing requirements may impact the Company's ability to attract investors and to use its common stock to fund future growth.
    o Litigation and Compliance Risks. The Company and certain former officers are defendants in a shareholder class action suit, as described under "Item 3 - Legal Proceedings - Shareholder Class

Actions." If the Company is unable to defend itself and resolve the ongoing shareholder litigation related to the Company's restatement of prior periods' consolidated financial statements within the limits of the Company's director and officer liability insurance policy such failure will adversely affect its financial condition. In addition, there is the potential for significant claims against the Company relating to its professional services from customers or otherwise and the ability of the Company to adequately mitigate the risk of such potential claims may impact its future financial condition. The Company's ability to comply with existing and future immigration regulations may impact its ability to engage and deploy consultants on billable engagements. Uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues including, but not limited to, accounting, corporate governance, immigration and taxation matters.
    o Currency Fluctuation Risks. Uncertainty relating to worldwide currency exchange rates, particularly in regard to the Indian rupee, U.S. Dollar, the Euro, British Pound, Danish Krone and Japanese Yen, and the fluctuations in such exchange rates may impact the Company's quarterly and/or annual financial results.
    o Geopolitical Risks. There is the potential for future legislation by the United States government regulating or taxing outsourcing which may adversely affect the Company's business model. In addition, there is continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India's continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to the Company's business model. Changes in India's economic policies or additional legislation regarding information technology services businesses may adversely affect the Company's business model.
    o Reliance on Intellectual Property Rights. The Company relies upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. The Company's future success is dependent, in part, upon its proprietary methodologies and toolsets, development tools and other intellectual property rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and customers enter into such agreements, and limits access to and distribution of its proprietary information. The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.
    o Risks Associated with Potential Tax Liabilities. The Company was previously entitled to a tax holiday for certain revenue earned and expenses incurred by its existing Software Technology Parks of India unit ("STPI Unit") of its Hyderabad operations. Such tax holiday expires effective April 1, 2006 and therefore the Company's effective tax rate will increase. In addition, in July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited ("Silverline") consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova's management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off. Although the Company and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify the Company with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova's indemnification obligations under its tax sharing agreement with the Company. If it were determined that the spin-off was taxable, the Company would bear the liability to pay such the tax liability, which would be material. Please refer to Note 9 to the audited consolidated financial statements of the Company included elsewhere in this report for further information.

As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.       PROPERTIES.

         As of December 31, 2005, the Company owns no real property and currently leases or subleases all of its office space. Within the United States, as of December 31, 2005, the Company leases office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Warrenville, IL, Pleasanton, CA, San Jose, CA and Los Angeles, CA for certain other sales and operations personnel. The Company also leases office space in Denmark, India, Japan and the United Kingdom. The following table summarizes the Company's leased office space as of December 31, 2005:

                       AREA                                                             LEASE
    LOCATION        IN SQ. FT.                            USE                         EXPIRATION
-----------------   ----------  ----------------------------------------------------  ----------
Edison, NJ  (A)         48,476  Corporate Headquarters                                  9/9/2008
                                Consulting Services - focus on SAP, Peoplesoft
                                commercial, Oracle and E-Business markets in
                                the US. Selling, general and administrative
                                functions in the US

Atlanta, GA              4,051  Consulting Services - focus on SAP and Peoplesoft      8/31/2006
                                public sector market in the US; Limited selling,
                                general and administrative functions in the US

Warrenville, IL            913  Limited selling and marketing functions in the US     11/30/2006

Pleasanton, CA             450  Limited selling and marketing functions in the US      2/28/2006

San Jose, CA               135  Limited selling and marketing functions in the US      2/28/2006

Los Angeles, CA            290  Limited selling and marketing functions in the US      2/28/2006

Odense, Denmark          9,900  Consulting Services - focus on SAP market in           7/31/2006
                                Denmark; Selling, general and administrative
                                functions in Denmark

Odense, Denmark           2118  Education & Training                                   2/28/2006

Hyderabad, India        18,359  IT development and support services                   12/31/2010

Hyderabad, India        15,401  IT development and support services                    5/31/2006

Hyderabad, India        10,727  IT development and support services                    7/31/2006
                                (Global Support Center)

Hyderabad, India        56,600  IT development and support services and                7/31/2010
                                administrative and general functions

Bangalore, India         5,163  IT development and support services                   10/30/2010

Tokyo, Japan             1,519  Consulting Services - focus on SAP market in            3/1/2006
                                Japan; Selling, general and administrative functions
                                in Japan

Tokyo, Japan             2,826  Consulting Services - focus on SAP market in           8/31/2007
                                Japan; Selling, general and administrative functions
                                in Japan

Milton Keynes, UK        2,700  Consulting Services - focus on Peoplesoft and          7/27/2006
                                SAP market in the UK; Selling, general and
                                administrative functions in the UK

(A) Approximately 21,840 square feet of this space has been subleased to an unrelated third party through 9/9/2008.

         In July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary. In connection with the spin-off, the Company entered into a space sharing agreement with SeraNova dated January 1, 2000, pursuant to which SeraNova agreed to pay certain lease obligations to the Company's landlords. Beginning in late 2001, SeraNova failed to pay certain outstanding lease obligations incurred under the terms of a Space Sharing Agreement. Accordingly on March 4, 2002, the Company filed an arbitration demand with the American Arbitration Association against the SeraNova Group. As of December 31, 2005, the Company has $0.4 million remaining in its accrual for future lease obligations.

ITEM 3.       LEGAL PROCEEDINGS

India Tax Assessments

         The Company's India subsidiary has received tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003, September 10, 2004 and March 29, 2005 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the Indian subsidiary's fiscal years ended March 31, 1998 through March 31, 2002. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, 5.6 million and 15.0 million Indian rupees, respectively, or approximately $1.0 million in total. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees, or approximately $38,000, was also received. The Company has made payments of approximately $1.1 million (consisting of $0.8 million for taxes paid under protest, $38,000 for tax penalties and interest and $0.2 million for other tax adjustments not in dispute) to the India tax authority. The Company's resulting overpayment has been refunded.

         The Company is currently appealing the tax assessments received by the Company's India Subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company's appeal is not successful, a future cash outlay of approximately $57,000 would be required. The Company has reserved $57,000, the full amount claimed, against this potential liability. In the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

Shareholder Class Actions

         On or about October 12, 2004, the first of six class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased the Company's securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel ("Defendants") in the United States District Court, District of New Jersey ("District of New Jersey"). In August 2005, the District of New Jersey consolidated the six class actions (the "Shareholder Class Action") and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company's financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. The Defendants filed a Motion to Dismiss on or about November 30, 2005. Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint. On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint.

         There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company's consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting on December 27, 2005 ("2005 Annual Meeting") at which the matters described herein were submitted to a vote of the security holders.

At the 2005 Annual Meeting, the Company submitted a proposal to elect Vikram Gulati, Ravi Adusumalli, Ajit Isaac, Srini Raju, Sandeep Reddy, Alick Wilson, and Andrew Yan to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:                    Votes For:                  Votes Withheld:
---------------             -----------------           ---------------
Vikram Gulati               29,984,638 Shares           41,452 Shares
Ravi Adusumalli             29,957,231 Shares           68,859 Shares
Ajit Isaac                  29,995,885 Shares           30,205 Shares
Srini Raju                  29,995,745 Shares           30,345 Shares
Sandeep Reddy               29,957,371 Shares           68,719 Shares
Alick Wilson                29,984,663 Shares           41,427 Shares
Andrew Yan                  29,984,663 Shares           41,427 Shares

         At the 2005 Annual Meeting, the Company submitted a proposal to ratify the appointment of J.H. Cohn LLP as the Company's independent auditors for the year ended December 31, 2005. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

                                                         No. of
No. of Shares      No. of Shares       No. of            Broker
Voted For:         Voted Against:      Abstentions:      Non-vote:
-------------      --------------      ------------      ---------
30,000,800         19,890              5,400             0

         At the 2005 Annual Meeting, the Company submitted a proposal to approve the amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock to fifty million (50,000,000). The votes cast for, against or abstaining from, and the broker non-votes were as follows:

                                                         No. of
No. of Shares      No. of Shares       No. of            Broker
Voted For:         Voted Against:      Abstentions:      Non-vote:
-------------      --------------      ------------      ---------
29,904,193         118,060             3,837             0

         At the 2005 Annual Meeting, the Company submitted a proposal to adopt the Second Amendment to the 2004 Equity Incentive Award Plan. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

                                                         No. of
No. of Shares      No. of Shares       No. of            Broker
Voted For:         Voted Against:      Abstentions:      Non-vote:
-------------      --------------      ------------      ---------
19,531,961         120,949             7,237             10,365,943

PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

         The Company's Common Stock is currently being quoted under the symbol "ITIG" on the Pink Sheet Electronic Quotation Service ("Pink Sheets") maintained by Pink Sheets LLC. Prior to October 21, 2004, the Common Stock was quoted on the Nasdaq Stock Market (the "NASDAQ") under the symbol "ITIG."

         The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the NASDAQ. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

            QUARTER ENDED          HIGH           LOW
         -------------------    -----------    ----------
         March 31, 2004         $     10.56    $     5.25
         June 30, 2004          $      9.00    $     3.13
         September 30, 2004     $      5.35    $     1.05
         December 31, 2004      $      1.88    $     0.85

         March 31, 2005         $      1.30    $     1.13
         June 30, 2005          $      1.49    $     1.10
         September 30, 2005     $      2.62    $     1.47
         December 31, 2005      $      2.13    $     1.30

         As of March 24, 2006, the approximate number of holders of record of the Common Stock was 73 and the approximate number of beneficial holders of the Common Stock was 2,870.

         The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         The following table summarizes securities authorized for issuance under the Company's equity compensation plans as of December 31, 2005.

                                                                                       Number of securities
                                   Number of securities to    Weighted-average       remaining available for
                                   be issued upon exercise    exercise price of       future issuance under
                                    of outstanding options   outstanding options    equity compensation plans
                                   -----------------------   -------------------    -------------------------
2004 Equity Incentive Award Plan                 3,247,000   $              1.70                      584,941

1996 Stock Option Plan                             693,969   $              5.24                           --

1996 Non-Employee Director Stock
Option Plan                                         20,000   $              1.62                       90,000

Equity compensation plans not                       40,000   $              2.06                       65,000
approved by security holders
                                   -----------------------   -------------------    -------------------------
Total                                            4,000,969   $              2.32                      739,941
                                   =======================   ===================    =========================

ITEM 6.       SELECTED FINANCIAL DATA.

         You should read the selected financial data presented below, in conjunction with the Company's consolidated financial statements, the notes to those consolidated financial statements and the management's discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

         The consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from the Company's audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The selected financial data as of December 31, 2002 and for the year ended December 31, 2002 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. The consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 have been derived from the Company's unaudited consolidated financial statements not included herein, but which were previously filed with the SEC. The Company's historical results are not necessarily indicative of the operating results to be realized in the future.

         On April 2, 2003, the Company consummated the Sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the "Former Subsidiaries"), to Soltius Global Solutions PTE Ltd., a Singapore corporation. Accordingly, the consolidated statement of operations data and the balance sheet data have been reclassified to reflect the Sale of the Former Subsidiaries as discontinued operations for all periods presented.

                                                                                AS OF DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                         2005           2004           2003           2002           2001
                                                     ------------   ------------   ------------   ------------   ------------
                                                                                                                  (unaudited)
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

Cash and cash equivalents                            $      5,305   $      6,239   $      1,872   $      1,163   $      1,620
Working capital                                            11,302         19,991          4,146          2,793          2,126
Total assets                                               43,786         48,171         41,438         38,708         34,965
Line of credit and current portion of obligations
 under capital leases                                       3,684          2,778          8,817          6,681          4,775
Long-term debt and obligations under capital
 leases, net of current portion                               350             45            256              -            315

Shareholders' equity                                       17,890         24,647          9,053          8,794         10,360

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                         2005           2004           2003           2002           2001
                                                     ------------   ------------   ------------   ------------   ------------
                                                                                                                  (unaudited)
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenue                                              $    125,326   $    128,903   $    117,142   $    101,105   $    100,541
Cost of revenue                                            92,304         91,818         83,387         71,119         70,315
                                                     ------------   ------------   ------------   ------------   ------------
     Gross profit                                          33,022         37,085         33,755         29,986         30,226
                                                     ------------   ------------   ------------   ------------   ------------

Selling, general and administrative expenses               37,705         34,741         29,036         25,935         41,108
Depreciation and amortization                               2,260          2,475          2,661          2,736          3,661
Proxy contest charges                                           -              -            711          1,823              -
                                                     ------------   ------------   ------------   ------------   ------------
     Total operating expenses                              39,965         37,216         32,408         30,494         44,769
                                                     ------------   ------------   ------------   ------------   ------------

     Operating income (loss)                               (6,943)          (131)         1,347           (508)       (14,543)

Interest income                                               147             36             83             31            527
Interest expense                                             (318)          (472)          (453)          (392)          (686)
Other income (expense)                                        283             59           (907)           368           (375)
                                                     ------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations before
provision for (benefit of) income taxes                    (6,831)          (508)            70           (501)       (15,077)
Provision for (benefit of) income taxes                      (240)           358            186           (106)           845
                                                     ------------   ------------   ------------   ------------   ------------
Loss from continuing operations                            (6,591)          (866)          (116)          (395)       (15,922)

Loss from discontinued operations                               -              -           (925)          (991)          (244)
                                                     ------------   ------------   ------------   ------------   ------------
Net loss                                             $     (6,591)  $       (866)  $     (1,041)  $     (1,386)  $    (16,166)
                                                     ============   ============   ============   ============   ============

Loss per share:
     Basic and diluted loss per share
      Loss from continuing operations                $      (0.19)  $      (0.04)  $          -   $      (0.02)  $      (0.96)
      Loss from discontinued operations                         -              -          (0.06)         (0.06)         (0.01)
                                                     ------------   ------------   ------------   ------------   ------------

     Net loss per share                              $      (0.19)  $      (0.04)  $      (0.06)  $      (0.08)  $      (0.97)
                                                     ============   ============   ============   ============   ============

     Weighted average number of common shares
      outstanding - basic and diluted                      35,103         22,790         16,697         16,630         16,630
                                                     ============   ============   ============   ============   ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In this Section, the Company will discuss the following: (1) key factors in evaluating the Company's financial performance; (2) management's discussion of its internal control over financial reporting; (3) application of critical accounting policies, which explains the accounting policies necessary to understand how the Company records its financial information; (4) results of operations - consolidated, in which the Company's consolidated results are compared year to year to recognize trends; (5) results of operations by business segment, which allows the Company to compare the results of its different business units; (6) liquidity and capital resources; (7) costs related to SeraNova, (8) contractual obligations and other commercial commitments; and (9) recently issued accounting standards.

KEY FACTORS IN EVALUATING THE COMPANY'S FINANCIAL PERFORMANCE

         Management believes the following factors should be considered when evaluating the Company's reported financial information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         FIXED PRICE PROJECTS

         The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the years ended December 31, 2005, 2004 and 2003, revenue derived from projects under fixed price contracts represented approximately 43%, 43% and 35%, respectively, of the Company's total revenue. No single fixed price project was material to the Company's business during 2005, 2004 or 2003. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company's business, financial condition and results of operations.

         CUSTOMER CONCENTRATION

         The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2005, 2004 and 2003, the Company's ten largest customers accounted for in the aggregate approximately 49%, 45% and 46% of its revenue, respectively. During 2005, one customer, various businesses of the General Electric Company, accounted for more than 10% of revenue. During 2004 and 2003, no single customer accounted for 10% or more of revenue. For the years ended December 31, 2005, 2004 and 2003, 12%, 22% and 25%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

         SOFTWARE PARTNERS

         For the years ended December 31, 2005, 2004 and 2003, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft, Oracle and other e-Business application providers:

                                   PERCENTAGE OF REVENUE
                       --------------------------------------------
                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                           2005            2004            2003
                       ------------    ------------    ------------
SAP ................        70%             68%             68%
PeopleSoft .........        21%             25%             25%
Oracle .............         3%              2%              4%
e-Business .........         5%              3%              1%

         MARKETS

         The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois), Pleasanton (California), San Jose (California), and Los Angeles (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

         SPECIAL CHARGES AND NON-RECURRING ITEMS

         Proxy Contest. Between the second quarter 2002 and third quarter of 2003, the Company incurred charges related to the proxy contest launched by Ashok Pandey to take control of the Company's board of directors ("Proxy Contest"). On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement ("Settlement Agreement") resolving, among other things, certain litigation matters relating to the Proxy Contest. As part of the Settlement Agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. The Company also incurred material costs related to defending the Company in the Proxy Contest. In connection with the Private Placement Transaction completed on September 30, 2004, the payment obligations under the Settlement Agreement were accelerated. The Company made payments of $250,000 each to Mr. Pandey on January 17, 2005 and February 21, 2005. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

         Discontinued Operations. On April 2, 2003, the Company consummated the Sale, effective as of March 1, 2003, of its Former Subsidiaries, to Soltius. As consideration, the Company received a 5% minority shareholding in Soltius and a $0.7 million note to be paid by Soltius to the Company over a period of 12 months. As of January 2005, all payments have been made. The Consolidated Financial Statements for 2003 and 2002 of the Company have been reclassified to reflect the Sale of the Former Subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of the Former Subsidiaries prior to the Sale have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows and have been reported as discontinued operations.

MANAGEMENT'S DISCUSSION OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING

         As of June 30, 2004, the aggregate market value of the Company's common stock held by non-affiliates exceeded $75 million, and as a result the Company became an "accelerated filer" (as defined in Exchange Act Rule 12b-2) as of December 31, 2004. As such, the Company was required by Section 404 of the Sarbanes-Oxley Act of 2002 to report on its assessment of its internal control over financial reporting in Item 9A of its annual report on Form 10-K for the year ended December 31, 2004. In that report, management disclosed a number of material weaknesses that existed as of December 31, 2004. The Public Company Accounting Oversight Board's ("PCAOB") Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its report on 10-K for the year ended December 31, 2004 the Company also reported on the remediation efforts undertaken by management with respect to the identified material weaknesses and the status of the remediation. As of June 30, 2005, the aggregate market value of the Company's Common Stock held by non-affiliates was under $50 million, and as a result the Company was not considered an accelerated filer as of December 31, 2005. Accordingly, the Company is not required to include an assessment of its internal control over financial reporting as of December 31, 2005 pursuant to Section 404 in Item 9A of this Report. However, the following is an updated discussion of the remediation efforts that management has undertaken to remediate the material weakness identified as of December 31, 2004:

    o Weaknesses Related to Accounting and Finance Personnel - The Company disclosed weaknesses as of December 31, 2004 related to lack of resources and lack of adequately trained resources with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America to perform the accounting and financial reporting functions and inadequate oversight of such resources. To remediate these weaknesses, the Company established global centers of excellence for each of the process areas of Finance and hired necessary personnel with historical knowledge related to the Company's business process, which have appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America. The Company also established review procedures for each of the tasks handled by these personnel. The Company documented its processes and cross-trained its finance resources to improve its ability to retain and transfer knowledge in the event of personnel turnover within the finance function.

    o Weaknesses Related to Accounting Policies and Procedures - The Company disclosed weaknesses as of December 31, 2004 related to inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well as inadequate documentation regarding the Company's accounting policies and procedures and the application of those policies and procedures. To remediate these weaknesses, the Company established complete documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well as documentation regarding the Company's accounting policies and procedures and the application of those policies and procedures.

    o Weaknesses Related to Implementation of ERP System - The Company disclosed weaknesses as of December 31, 2004 related to its failure to adapt its accounting and business processes to conform to the requirements of the Company's new ERP system and its failure to provide sufficient training of its finance and accounting personnel on the functionalities of the ERP system prior to the Company's April 1, 2004 "go-live" date. To remediate these weaknesses, the Company stabilized its accounting operations on the ERP system and developed significant additional reports that could add value to the management decision-making and also implemented additional modules of the ERP system as part of Phase II implementation.

    o Weaknesses related to Closing and Consolidation Procedures - The Company disclosed weaknesses as of December 31, 2004 related to the analysis and reconciliation of certain general ledger accounts. To remediate these deficiencies, management established required control procedures in the process of closing and consolidation. Processes were established to ensure preparation of reconciliations on a monthly basis related to General Ledger accounts including inter-company accounts, foreign currency translation adjustment account, unbilled revenues, deferred revenues, payroll accounting, vacation accrual and fixed assets. These reconciliations were reviewed on a monthly basis prior to monthly closure of financial statements. Finally, adequate controls were established over the consolidation process for the Company's international subsidiaries.

    o Weaknesses related to Income Tax Accounting - The Company disclosed weaknesses as of December 31, 2004 in its controls over the determination and reporting of the provision for income taxes and related prepaid income taxes, income taxes payable and deferred income tax asset and liability balances. To remediate these weaknesses, the Company retained a nationally reputed firm to provide taxation-related services on a retainer basis. The Company also established a process and procedure to enable effective internal controls and review of all the tax related accounts.

    o Weaknesses relating to Internal Audit System - The Company disclosed weaknesses in its control environment as of December 31, 2004 related to its inadequately staffed, inadequately trained and inexperienced internal audit department. To remediate this weakness, the Company strengthened its internal audit team by creating a global internal assurance function and hired trained and experienced resources in its internal audit department. The Internal Audit team reports directly to the Audit Committee and is supports the management team in its tasks related to internal controls.

         Considering the material internal control weaknesses identified as of December 31, 2004, the Company engaged substantial resources to redesign, document, test and remediate its internal control over financial reporting during 2005. In January 2005 the Company re-engaged a nationally-recognized accounting and consulting firm to assist the Company in its efforts to document, test and remediate its internal control over financial reporting in accordance with the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission ("COSO framework") in preparation for 2005 year-end testing ("404 Initiative"). The Company also strengthened its internal audit team by creating a global internal assurance team and hired appropriate resources to manage the activities related to assurance and work closely with the firm referred to above. The internal assurance team, the nationally-recognized accounting and consulting firm, and the finance team worked during the year under the guidance of the Chief Financial Officer towards design and institutionalizing the processes and procedures for establishment of effective internal controls and remediation of the internal control weaknesses identified during 2004.

         Because the Company was no longer an accelerated filer as of December 31, 2005 and because of changes in the implementation rules related to Section 404, the Company was not required by Section 404 to prepare an assessment of its internal control over financial reporting as of December 31, 2005. As a result, the Company did not complete any such assessment in connection with the 404 Initiative and therefore it is possible that additional material weaknesses might have been identified had the Company completed such assessment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items and accruals for contingencies. In addition, the footnotes to the Consolidated Financial Statements include further discussion of the Company's significant accounting policies.

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

         Unbilled services at December 31, 2005 and 2004 represent services provided through December 31, 2005 and 2004, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be realized in the following year.

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

Accounting for Income Taxes

         The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount, and operating loss and tax credit carry forwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, the Company recorded approximately $18.6 million of valuation allowance against gross deferred tax assets of $19.9 million through December 31, 2005. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $18.6 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company's financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

         In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation ("Interpretation") "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109." On January 11, 2006, the FASB and its staff met to resume re-deliberations of the pending Interpretation. Under the proposed Interpretation taking into account the re-deliberations, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered more likely than not of being sustained on audit based solely on the technical merits of the tax position. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the more likely than not recognition threshold at or after the effective date would be recognized. The future issuance of the proposed Interpretation could have a material effect on the Company's accounting for income taxes, but, in light of the proposed nature of the pending Interpretation, the Company cannot provide a meaningful estimate of the impact of this proposed guidance at this time. Nevertheless, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future inter-period effective tax rate volatility.

         Under U.S. tax law, the utilization of the deferred tax asset related to the NOL carry forward is subject to an annual limitation if there is a more than 50 percentage point change in shareholder ownership. The Company incurred such a change in ownership as defined under Internal Revenue Code ("IRC")
Section 382 for U.S. federal income tax purposes in September 2004. As a result, the Company is subject to limitations on future usage of its previously incurred tax attributes and has written down its NOL carryforward in 2004. This limitation and related write-down of the NOL did not have an income statement impact in 2004 as the Company had previously established a full valuation allowance against the net deferred tax balances, which was subsequently removed in conjunction with the write-down. Management is currently reviewing the impact of the limitation triggered during 2004 on other current and deferred tax assets and liabilities and the finalization of this assessment could result in adjustments to these accounts.

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

Principles of Consolidation and Use of Estimates

         The consolidated financial statements included in Item 15 include the accounts of Intelligroup, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

RESULTS OF OPERATIONS - CONSOLIDATED

         The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

                                                                   PERCENTAGE OF REVENUE
                                                                  YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            2005           2004           2003
                                                         ----------     ----------     ----------
         Revenue                                              100.0%         100.0%         100.0%
         Cost of revenue                                       73.6           71.2           71.2
                                                         ----------     ----------     ----------
              Gross profit                                     26.4           28.8           28.8
                                                         ----------     ----------     ----------
         Selling, general and administrative expenses          30.1           27.0           24.7
         Depreciation and amortization expense                  1.8            1.9            2.3
         Proxy contest charges                                    -              -            0.7
                                                         ----------     ----------     ----------
              Total operating expenses                         31.9           28.9           27.7
                                                         ----------     ----------     ----------
              Operating income (loss)                          (5.5)          (0.1)           1.1
         Interest income                                        0.1              -            0.1
         Interest expense                                      (0.2)          (0.4)          (0.4)
         Other income (expense)                                 0.2            0.1           (0.7)
                                                         ----------     ----------     ----------
         Income (loss) from continuing operations
           before income tax provision (benefit)               (5.4)          (0.4)           0.1
         Income tax provision (benefit)                        (0.2)           0.3            0.2
                                                         ----------     ----------     ----------
         Loss from continuing operations                       (5.2)          (0.7)          (0.1)
         Loss from discontinued operations                        -              -           (0.8)
                                                         ----------     ----------     ----------
         Net loss                                              (5.2)%         (0.7)%         (0.9)%
                                                         ==========     ==========     ==========

         Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

         The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2005 to the year ended December 31, 2004.

         Revenue. Total revenue decreased by 2.8%, or $3.6 million, from $128.9 million in 2004 to $125.3 million in 2005. The decrease was attributable primarily to a decrease in revenue generated in the United States (a decrease of $8.7 million), and Japan (a decrease of $1.2 million) offset primarily by India (an increase of $6.2 million), while Europe remained relatively constant. In 2005, the decrease in US revenue was attributable to the completion of two large contracts during 2004, and the decrease in Japan revenue was attributable to the completion of one large contract during early 2005. India revenue generated by the US-based customers have increased by 34% from $15.0 million in 2004 to $20.2 million in 2005.

         Cost of revenue and gross profit. The Company's cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants. The Company's cost of revenue increased by 0.5%, or $0.5 million, from $91.8 million in 2004, to $92.3 million in 2005. The Company's gross profit decreased by 10.9%, or $4.1 million, from $37.1 million in 2004, to $33.0 million in 2005. As a percentage, gross margin decreased from 28.8% in 2004 to 26.4% in 2005, primarily due to increased compensation costs for its technical professionals. The Company expects further pressure on its gross margin from the pricing pressures associated with increased competition for new projects and the increasing compensation costs for its consultants.

         Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, compensation costs, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 8.5%, or $3.0 million, to $37.7 million in 2005, from $34.7 million in 2004, and increased as a percentage of revenue to 30.1% from 27.0%, respectively. The increase in selling, general and administrative expenses was related primarily to the professional fees incurred in connection with restating prior periods' consolidated financial statements, professional fees associated with Sarbanes-Oxley compliance, and legal fees incurred in 2005. The Company expects professional fees associated with Sarbanes-Oxley compliance to decrease in 2006.

         Income tax provision. Based on pretax losses of $6.8 million in 2005 and pretax losses of $508,000 in 2004, a benefit for income taxes of ($240,000) and a provision for income taxes of $358,000 were required in 2005 and 2004, respectively. The benefit for income taxes in 2005 was due mainly to the Company's recognition of deferred tax assets not offset by valuation allowances in its India and Japan operations, while the provision for income taxes in 2004 was due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions. The Company's net deferred tax assets as of December 31, 2005 related primarily to its Indian and Japanese operations. Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian and Japanese operations' deferred tax assets of $427,000 and $284,000, respectively, will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2005.

         In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax would be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive on export revenue. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For 2005 and 2004, the tax holiday favorably impacted the Company's effective tax rate.

         The tax holiday in India expires in March 2006. As a result, the Company's effective tax rate will increase in 2006.

         The Company's India subsidiary has received tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003, September 10, 2004 and March 29, 2005 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary's fiscal years ended March 31, 1998 through March 31, 2002. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, 5.6 million and 15.0 million Indian rupees, respectively, or approximately $1.0 million in total. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees, or approximately $38,000, was also received. The Company has made payments of approximately $1.1 million (consisting of $0.8 million for taxes paid under protest, $38,000 for tax penalties and interest and $0.2 million for other tax adjustments not in dispute) to the India tax authority. The Company's resulting overpayment has been refunded.

         The Company is currently appealing the tax assessments received by the Company's India Subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company's appeal is not successful, a future cash outlay of approximately $57,000 would be required. The Company has reserved $57,000, the full amount claimed, against this potential liability. In the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

         Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         The following discussion compares the consolidated results of continuing operations for the year ended December 31, 2004 to the year ended December 31, 2003.

         Revenue. Total revenue increased by 10.1%, or $11.8 million, from $117.1 million in 2003 to $128.9 million in 2004. The increase was attributable primarily to growth in revenue generated in the United States (an increase of $4.7 million), India (an increase of $5.8 million), Japan (an increase of $1.1 million) and Europe (an increase of $0.2 million). In 2004, the increase in revenue was attributable to higher demand for the Company's services in the United States and in India, and the awarding of several new recurring contracts in Japan.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 19.7% or $5.7 million to $34.7 million in 2004, from $29.0 million in 2003, and increased as a percentage of revenue to 27.0% from 24.7%, respectively. The increase in selling, general and administrative expenses was related primarily to the costs associated with executive turnover and terminating the related executive employment agreements, and the professional fees incurred in connection with restating prior periods' consolidated financial statements.

         Proxy Contest Charges. The Company did not record any Proxy Contest related charges in 2004 as compared with $0.7 million in Proxy Contest related charges in 2003. Since the second quarter 2002 and through the third quarter of 2003, the Company incurred charges related to the Proxy Contest launched by Ashok Pandey to take control of the Company's Board of Directors. On August 7, 2003, the Company and Mr. Pandey executed a Settlement Agreement relating to, among other things, certain litigation matters relating the Proxy Contest. As part of the Settlement Agreement the Company agreed to pay to Mr. Pandey an aggregate amount of $750,000 in three equal installments over two years, commencing October 2003. Accordingly, the Company originally recorded a $750,000 provision for such liability in the consolidated statement of operations for 2003. As a result of the restatement and re-audit process, the Company has moved the $750,000 charge to when the proxy litigation commenced in 2002. Prior to the Settlement Agreement, the Company incurred related additional litigation expenses of $711,000 during 2003. During 2002, the Company originally recorded approximately $1.1 million in legal fees and other charges related to the Proxy Contest. Since the Proxy Contest has been successfully resolved, the Company does not anticipate incurring material costs related to the Proxy Contest going forward.

         Other income (expense). Other income (expense) results primarily from transaction gains or losses associated with changes in foreign currency exchange rates. The Company reported other income of $59,000 in 2004, compared with other expense of $907,000 in 2003. The change primarily results from foreign currency fluctuations.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         The Company operates in one industry operating segment, information technology solutions and services.

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for the year ended December 31, 2003 and prior years. The Company now has four reportable geographic operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

             o United States ("US") - the largest segment of the Company, with operations in the United States & Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey.

             o India - includes the operations of the Company in India, including services provided on behalf of other Company subsidiaries. The Indian headquarters is located in Hyderabad, India.

             o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. However, the Company transitioned its operations in Sweden to Denmark as of January 1, 2003. The European headquarters is located in Milton Keynes, United Kingdom.

             o Japan - includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

         Each of the geographic segments has a Managing Director, or manager with an equivalent position, who reports directly to the Chief Executive Officer ("CEO"). Currently, the CEO is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

         Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

         The following discussion compares the segment results of continuing operations for the year ended December 31, 2005 to the year ended December 31, 2004.

         Revenue. The following table displays revenues by reportable segment (in thousands).

                                          YEAR ENDED DECEMBER 31
                      --------------------------------------------------------------
                                   2005                             2004
                      -----------------------------    -----------------------------
                                      PERCENTAGE OF                    PERCENTAGE OF
                         DOLLARS          TOTAL           DOLLARS          TOTAL
                      -------------   -------------    -------------   -------------
     United States    $      86,617            69.1%   $      95,270            73.9%
     India                   28,206            22.5           22,029            17.1
     Europe                   7,030             5.6            6,890             5.3
     Japan                    3,473             2.8            4,714             3.7
                      -------------   -------------    -------------   -------------
     Total            $     125,326           100.0%   $     128,903           100.0%
                      =============   =============    =============   =============

         US revenue decreased by 9.1%, or $8.7 million, from $95.3 million in 2004 to $86.6 million in 2005. The decrease in US revenue was attributable to the completion of two large contracts during 2004.

         India revenue increased by 28.0%, or $6.2 million, from $22.0 million in 2004, to $28.2 million in 2005. The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States. India revenues generated by US-based customers have increased by 34% from $15.0 million in 2004 to $20.2 million in 2005.

         Europe revenue increased slightly from $6.9 million in 2005 to $7.0 million in 2004.

         Japan revenue decreased by 26.3% or $1.2 million, from $4.7 million for 2004, to $3.5 million in 2005. The decrease was primarily attributable to the completion of one large contract during early 2005.

         Operating Income (Loss). The following table displays operating income
(loss) by reportable segment (in thousands).

                                            YEAR ENDED DECEMBER 31
                                         ----------------------------
                                             2005            2004
                                         ------------    ------------
                  United States          $     (9,637)   $     (4,129)
                  India                         3,526           3,324
                  Europe                         (289)           (183)
                  Japan                          (543)            857
                                         ------------    ------------
                  Total                  $     (6,943)   $       (131)
                                         ============    ============

         US operating loss increased by $5.5 million, from $4.1 million in 2004, to $9.6 million in 2005. The increase in operating loss is attributable to decreased revenues and increased professional and legal fees incurred in 2005.

         India operating income increased by $0.2 million, from $3.3 million in 2004, to $3.5 million in 2005. The increase was attributable primarily to an increase in demand for offshore services, offset by increased compensation costs and infrastructure costs for new facilities.

         Europe operating performance decreased by $0.1 million, from operating loss of $183,000 in 2004, to operating losses of $289,000 in 2005.

         Japan operating performance decreased by $1.4 million, from operating income of $857,000 in 2004, to operating loss of $543,000 in 2005. The decrease was attributable primarily to lower revenues resulting from the completion of one large contract during early 2005.

         Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         The following discussion compares the segment results of continuing operations for the year ended December 31, 2004 to the year ended December 31, 2003.

         Revenue. The following table displays revenues by reportable segment (in thousands).

                                          YEAR ENDED DECEMBER 31
                      --------------------------------------------------------------
                                   2004                             2003
                      -----------------------------    -----------------------------
                                      PERCENTAGE OF                    PERCENTAGE OF
                         DOLLARS          TOTAL           DOLLARS          TOTAL
                      -------------   -------------    -------------   -------------
     United States    $      95,270            73.9%   $      90,639            77.4%
     India                   22,029            17.1           16,248            13.9
     Europe                   6,890             5.3            6,683             5.7
     Japan                    4,714             3.7            3,572             3.0
                      -------------           -----    -------------           -----
     Total            $     128,903           100.0%   $     117,142           100.0%
                      =============           =====    =============           =====

         US revenue increased by 5.1%, or $4.6 million, from $90.6 million in 2003 to $95.3 million in 2004. The revenue growth resulted directly from increased demand for the majority of US services, including traditional consulting service offerings, application management and support services.

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

                                            YEAR ENDED DECEMBER 31
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------
                  United States          $     (4,129)   $     (1,815)
                  India                         3,324           2,536
                  Europe                         (183)            189
                  Japan                           857             437
                                         ------------    ------------
                  Total                  $       (131)   $      1,347
                                         ============    ============

         US operating loss increased by $2.3 million, from $1.8 million in 2003, to $4.1 million in 2004. The increase in operating loss is attributable to the cost of exiting certain executive employment agreements and to professional and legal fees incurred in 2004.

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

         Japan operating income increased by $0.4 million, from $437,000 in 2003, to $857,000 in 2004. The increase was attributable primarily to increased demand for SAP consulting services.

LIQUIDITY AND CAPITAL RESOURCES

         2005 Cash Position and Cash Flows

         The Company had cash and cash equivalents of $5.3 million at December 31, 2005 and $6.2 million at December 31, 2004. The Company had working capital of $11.3 million at December 31, 2005 and $20.0 million at December 31, 2004. The decrease in working capital resulted primarily from the net loss of $6.6 million as well as computer software and leasehold improvements acquired in connection with leasing additional facilities in India.

         Cash provided by operating activities of continuing operations was $1.1 million for the year ended December 31, 2005, resulting primarily from the net loss of $6.6 million and an increase in other assets of $0.9 million, and a decrease in accrued expenses of $0.9 million, offset by a decrease in accounts receivable of $4.3 million, and a decrease in unbilled services of $0.9 million, an increase in accounts payable of $1.7 million, and an increase in income taxes payable of $0.8 million. The decrease in accounts receivable and unbilled services is attributable to a combination of factors including adoption of new and improved process of billing. Accounts payable increased primarily due to increased professional fees in the US not paid prior to December 31, 2005.

         The Company invested $2.4 million in computer equipment, internal-use computer software and office furniture and fixtures and leasehold improvements during the year ended December 31, 2005 and 2004. The increase results primarily from computer software and leasehold improvements incurred in connection with additional facilities in India.

         Credit Facility

         On May 31, 2000, the Company and the PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility (the "credit facility"). In July 2003, the credit facility was extended until May 31, 2006. The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15.0 million at the Bank's prime rate per annum. The credit facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

         The Company was in compliance with the loan agreement related to the credit facility as of December 31, 2005.

         2006 Private Placement

         On March 31, 2006, the Company completed a $10 million private placement transaction whereby SAIF acquired an additional 3,333,333 shares of the Company's common stock and Venture Tech acquired an additional 3,333,334 shares of the Company's common stock, at a share price of $1.50 (the "2006 Private Placement"). The 2006 Private Placement was approved by a special committee of disinterested members of the Board of Directors and generated approximately $9.7 million of proceeds to the Company, net of transaction expenses. Following the 2006 Private Placement, SAIF and Venture Tech own 36% and 26% of the Company's common stock, respectively.

         Cash to Fund Operating Activities

         The Company relies on the cash generated by operating activities and the financing available under its credit facility to fund ongoing operations. The Company's credit facility with the Bank represents its sole source of external financing for ongoing business operations. The Company's operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank. Given the Company's variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with its bank covenants or obtain waivers of any defaults.

         The Company's credit facility will expire on May 31, 2006. The Company is currently exploring its options of securing an alternate credit facility as well as evaluating alternate sources of financing. The Company believes it will be able to negotiate and enter into an alternate credit facility prior to the expiration of its existing credit facility. However, there can be no assurances that the Company will be able to secure such alternate credit facility. In addition, there can be no assurances that the Company will be able to secure alternate sources of financing to fund its operations or that such financing will be available on terms that are advantageous to the Company.

         The Company's 2006 operating plan contains assumptions regarding revenue and expenses. The Company's significant cash requirements for 2006 include operating expenses and capital investments in infrastructure for its India operations amounting to approximately $3.0 million. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, the Company may seek additional financing from time to time for general corporate purposes, provided however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange. Assuming that the Company succeeds in obtaining an alternate credit facility and achieving the revenue and expense targets included in the Company's operating plan, management believes that the Company's cash on hand, including the net proceeds from the 2006 Private Placement transaction, and cash generated by operations and borrowings under such a credit facility will be sufficient to fund the Company's current and planned operations through at least December 31, 2006. In the event the Company is unable to secure an alternate credit facility, management believes that the Company's cash on hand, including the net proceeds from the 2006 Private Placement transaction, will be sufficient to fund the Company's current and planned operations through at least December 31, 2006, provided that the Company reduces planned capital expenditures and achieves the revenue and expense targets included in the operating plan.

COSTS RELATED TO SERANOVA

         In connection with the Company's July 2000 spin-off of SeraNova, Inc. ("SeraNova") the Company entered into a space sharing agreement with SeraNova, whereby SeraNova would pay the Company's landlord directly for their portion of the rent. Beginning in 2001, SeraNova failed to make required lease payments to the Company's landlord, which the Company was required to make on SeraNova's behalf. SeraNova's financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. The Company recorded charges related to the lease payments in 2000.

         As of December 31, 2005 and 2004, $0.4 million and $0.5 million of the liability remained outstanding, of which $0.3 million and $0.4 million was included in other long-term liabilities. The Company expects to repay this liability through 2008. The remaining liability is included in accrued expenses and other current liabilities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following tables summarize the Company's contractual obligations and other commercial commitments as of December 31, 2005:

                                                                    PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------
                                                            LESS THAN         1-3            3-5         MORE THAN
DESCRIPTION OF CONTRACTUAL OBLIGATION          TOTAL         1 YEAR          YEARS          YEARS         5 YEARS
                                           ------------   ------------   ------------   ------------   ------------
Revolving Credit Facility                  $  3,427,000   $  3,427,000   $         --   $          -   $          -
Capital Lease Obligations                       711,000        257,000        398,000         56,000              -
Operating Lease Obligations                   6,346,000      2,439,000      3,248,000        659,000              -
                                           ------------   ------------   ------------   ------------   ------------
Total Contractual Obligations              $ 10,484,000   $  6,123,000   $  3,646,000   $    715,000   $          -
                                           ============   ============   ============   ============   ============

         The Company uses its $15.0 million revolving credit facility with PNC Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2005, the Company had outstanding borrowings under the credit facility of $3.4 million. As of December 31, 2004, the Company had outstanding borrowings under the credit facility of $2.4 million. The Company estimates undrawn availability under the credit facility to be $8.7 million as of December 31, 2005.

         The Company has also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective beginning as of the next fiscal year after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of SFAS 123R, which may materially impact the Company's consolidated results of operations in the first quarter of fiscal year 2006 and thereafter. The Company plans to adopt the prospective method, and estimates the unvested portion effect on future periods to be $3.7 million.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of SFAS 153 will have a material impact on its consolidated financial position, results of operations or cash flows.

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company's revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company's European and/or Asian operations as reflected in the Company's consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as on December 31, 2005, but intends to review its exposure on a quarterly basis using a cost-benefit analysis determine whether it should enter into arrangements that mitigate the risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required to be filed pursuant to this Item 8 are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 9A.      CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management's judgment. Based its most recent evaluation, the Company's management has concluded at the reasonable assurance level that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

CHANGES IN INTERNAL CONTROLS

         Except for the steps taken in the ongoing remediation efforts discussed in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion of its Internal Control Over Financial Reporting," there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2005.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

         The Company has adopted a Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is posted on the Company's website.

ITEM 11.      EXECUTIVE COMPENSATION.

         The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The discussion under the heading "Principal Accounting Fees and Services" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   (a)   (1)  Financial Statements.

              Reference is made to the Index to Financial Statements on Page 62.

         (2)  Financial Statement Schedules.

              None.

         (3)  Exhibits.

              Reference is made to the Exhibit Index on Page 54.

                                  EXHIBIT INDEX

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
          2         Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

          3.1+      Amended and Restated Certificate of Incorporation.

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

          4.2 Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

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

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
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

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
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

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
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

         10.31* Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003.

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

         10.34 Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

         10.35* Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

         10.36* Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
         10.37*+    2004 Equity Incentive Award Plan.

         10.38 Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August 23, 2004.)

         10.39* First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

         10.40 Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

         10.41 Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

         10.42* Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

         10.43* Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

         10.44 Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

         10.45* Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

         10.46* Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
         10.47*     Employment Agreement effective July 1, 2005 between the
                    Company and Ranjit Prithviraj. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29,
                    2005, filed with the Securities and Exchange Commission on July 5, 2005.)

         10.48* Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

         10.49* Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

         10.50* Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

         10.51* Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

         10.52+     Second Amendment to the 2004 Equity Incentive Award Plan.

         14 Code of Business Conduct and Ethics. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

         21+        Subsidiaries of the Registrant.

         16.1 Letter dated August 11, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 5, 2004, filed with the Securities and Exchange Commission on August 11, 2004.)

         16.2 Letter dated November 1, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 2004, filed with the Securities and Exchange Commission on November 1, 2004.)

         23+        Consent of J.H. Cohn LLP.

         31.1+ Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

      Exhibit No.                      Description of Exhibit
      -----------   ------------------------------------------------------------
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2006.

                                        INTELLIGROUP, INC.

                                        By: /s/
                                               -----------------------
                                               Vikram Gulati
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                       Date
---------                        -----                       ----

/s/ Vikram Gulati                Chief Executive Officer
  --------------------------     and Director               March 31, 2006
    Vikram Gulati

/s/ Madhu Poomalil               Chief Financial Officer
  --------------------------                                March 31, 2006
    Madhu Poomalil

/s/ Ravi Adusumalli              Director
  --------------------------                                March 31, 2006
    Ravi Adusumalli

/s/ Ajit Isaac                   Director
  --------------------------                                March 31, 2006
    Ajit Isaac

/s/ Srinivasa Raju               Director
  --------------------------                                March 31, 2006
    Srinivasa Raju

/s/ Sandeep Reddy                Director
  --------------------------                                March 31, 2006
    Sandeep Reddy

                                 Director
  --------------------------                                March 31, 2006
    Alexander Graham Wilson

/s/ Andrew Yan                   Director
  --------------------------                                March 31, 2006
    Andrew Yan

                               INTELLIGROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm                      63
Consolidated Balance Sheets as of December 31, 2005 and 2004                 64
Consolidated Statements of Operations and Comprehensive Income
 (Loss) for the years ended December 31, 2005, 2004 and 2003                 65
Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 2005, 2004 and 2003                            66
Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, 2004 and 2003                                            67
Notes to Consolidated Financial Statements                                   68

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Intelligroup, Inc.

We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and their consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 9, the Company may be exposed to a significant potential tax liability.


/s/ J.H. Cohn LLP

Roseland, New Jersey
February 24, 2006, except for Note 15,
as to which the date is March 31, 2006

                               INTELLIGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                         (IN THOUSANDS EXCEPT PAR VALUE)

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       2005            2004
                                                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $      5,305    $      6,239
  Accounts receivable, less allowance for doubtful accounts of
      $1,329 and $1,627 at December 31, 2005 and 2004,
      respectively                                                                       18,533          23,136
  Unbilled services                                                                       9,475          10,482
  Prepaid expenses and other current assets                                               3,285           3,218
                                                                                   ------------    ------------
               Total current assets                                                      36,598          43,075

Property and equipment, net                                                               4,098           3,485
Deferred tax and other assets                                                             3,090           1,611
                                                                                   ------------    ------------

               Total assets                                                        $     43,786    $     48,171
                                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                                   $      3,427    $      2,356
  Accounts payable                                                                        5,044           3,424
  Accrued payroll and related taxes                                                      10,690          10,635
  Accrued expenses and other current liabilities                                          4,076           5,074
  Deferred revenue                                                                          847             977
  Income taxes payable                                                                      955             196
  Current portion of
   obligations under capital lease                                                          257             422
                                                                                   ------------    ------------
               Total current liabilities                                                 25,296          23,084

Obligations under
  capital lease, net of current portion                                                     350              45
Other long-term liabilities                                                                 250             395
                                                                                   ------------    ------------
               Total liabilities                                                         25,896          23,524
                                                                                   ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000 shares authorized, none
       issued or outstanding                                                                  -               -
  Common stock, $.01 par value, 50,000 and 40,000 shares
       authorized at December 31, 2005 and 2004, respectively, and
       35,103 shares issued and outstanding at both December 31, 2005 and 2004              351             351
  Additional paid-in capital                                                             58,137          58,012
  Accumulated deficit                                                                   (40,046)        (33,455)
  Accumulated other comprehensive loss                                                     (552)           (261)
                                                                                   ------------    ------------
               Total shareholders' equity                                                17,890          24,647
                                                                                   ------------    ------------

               Total liabilities and shareholders' equity                          $     43,786    $     48,171
                                                                                   ============    ============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               INTELLIGROUP, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       2005            2004           2003
                                                                                   ------------    ------------   ------------
Revenue                                                                            $    125,326    $    128,903   $    117,142
Cost of revenue                                                                          92,304          91,818         83,387
                                                                                   ------------    ------------   ------------
     Gross profit                                                                        33,022          37,085         33,755
                                                                                   ------------    ------------   ------------
Selling, general and administrative expenses                                             37,705          34,741         29,036
Depreciation and amortization                                                             2,260           2,475          2,661
Proxy contest charges                                                                         -               -            711
                                                                                   ------------    ------------   ------------
     Total operating expenses                                                            39,965          37,216         32,408
                                                                                   ------------    ------------   ------------
     Operating income (loss)                                                             (6,943)           (131)         1,347
Interest income                                                                             147              36             83
Interest expense                                                                           (318)           (472)          (453)
Other income (expense)                                                                      283              59           (907)
                                                                                   ------------    ------------   ------------
Income (loss) from continuing operations before income taxes                             (6,831)           (508)            70
Provision for (benefit of) income taxes                                                    (240)            358            186
                                                                                   ------------    ------------   ------------
Loss from continuing operations                                                          (6,591)           (866)          (116)
Loss from discontinued operations                                                             -               -           (925)
                                                                                   ------------    ------------   ------------
Net loss                                                                           $     (6,591)   $       (866)  $     (1,041)
                                                                                   ============    ============   ============
Loss per share:
     Basic and diluted loss per share
       Loss from continuing operations                                             $      (0.19)   $      (0.04)  $          -
       Loss from discontinued operations                                                      -               -          (0.06)
                                                                                   ------------    ------------   ------------
     Net loss per share                                                            $      (0.19)   $      (0.04)  $      (0.06)
                                                                                   ============    ============   ============
     Weighted average number of common shares
       outstanding - basic and diluted                                                   35,103          22,790         16,697
                                                                                   ============    ============   ============
Comprehensive income (loss)
     Net loss                                                                      $     (6,591)   $       (866)  $     (1,041)
     Other comprehensive income (loss)
       Currency translation adjustments                                                    (291)            457            471
                                                                                   ------------    ------------   ------------
Comprehensive  loss                                                                $     (6,882)   $       (409)  $       (570)
                                                                                   ============    ============   ============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               INTELLIGROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                                     Accumulated
                                              Common Stock             Additional                       Other           Total
                                       ----------------------------     Paid-in      Accumulated    Comprehensive   Shareholders'
                                          Shares         Amount         Capital        Deficit      Income (Loss)      Equity
                                       -------------  -------------  -------------  -------------   -------------   -------------
Balance, January 1, 2003                      16,630  $         166  $      41,366  $     (31,548)  $      (1,189)  $       8,795
Exercise of stock options                        357              4            824              -               -             828
Currency translation adjustment                    -              -              -              -             471             471
Net loss                                           -              -              -         (1,041)              -          (1,041)
                                       -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2003                    16,987            170         42,190        (32,589)           (718)          9,053
Exercise of stock options                        469              5          1,323              -               -           1,328
Issuance of common stock in a private
 placement                                    17,647            176         14,499              -               -          14,675
Currency translation adjustment                    -              -              -              -             457             457
Net loss                                           -              -              -           (866)              -            (866)
                                       -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2004                    35,103            351         58,012        (33,455)           (261)         24,647
Stock compensation expense                                                     125                                            125
Currency translation adjustment                    -              -              -              -            (291)           (291)
Net loss                                           -              -              -         (6,591)              -          (6,591)
                                       -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2005                    35,103  $         351  $      58,137  $     (40,046)  $        (552)  $      17,890
                                       =============  =============  =============  =============   =============   =============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               INTELLIGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             2005            2004            2003
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                              $     (6,591)   $       (866)   $     (1,041)
   Less: Loss from discontinued operations                                          -               -            (925)
                                                                         ------------    ------------    ------------

Loss from continuing operations                                                (6,591)           (866)           (116)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Depreciation and amortization                                                2,262           2,901           3,449
   Provision for doubtful accounts                                                 44             868              91
   Stock compensation expense                                                     125               -               -
   Exchange (gain) loss                                                          (304)            115             873
   Deferred income taxes                                                         (713)           (196)           (198)

Changes in operating assets and liabilities
   Accounts receivable                                                          4,323             159          (5,951)
   Unbilled services                                                              943          (4,813)          1,195
   Prepaid expenses and other current assets                                      242             840            (727)
   Other assets                                                                  (876)            452            (450)
   Accounts payable                                                             1,679          (1,815)            (63)
   Accrued payroll and related taxes                                              243              61           3,010
   Accrued expenses and other current liabilities                                (879)          1,518          (1,503)
   Accrued restructuring charges                                                    -               -             (96)
   Deferred revenue                                                              (130)         (2,024)            795
   Income taxes payable                                                           818            (155)            (93)
   Other liabilities                                                              (92)           (498)           (635)
                                                                         ------------    ------------    ------------

Net cash provided by (used in) operating activities of
   continuing operations                                                        1,094          (3,453)           (419)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                          (2,429)         (2,076)         (1,376)
                                                                         ------------    ------------    ------------

Net cash used in investing activities                                          (2,429)         (2,076)         (1,376)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
   Principal payments under capital leases                                       (477)           (322)           (300)
   Net proceeds from private placement                                              -          14,675               -
   Proceeds from exercise of stock options                                          -           1,328             827
   Net change in line of credit borrowings                                      1,071          (5,933)          2,229
                                                                         ------------    ------------    ------------

Net cash provided by financing activities                                         594           9,748           2,756
                                                                         ------------    ------------    ------------

Effect of foreign currency exchange rate changes on cash                         (193)            148              96
                                                                         ------------    ------------    ------------

Net cash provided by (used in) continuing operations                             (934)          4,367           1,057
Net cash used in operating activities of discontinued operations                    -               -            (348)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             (934)          4,367             709
Cash and cash equivalents - beginning of year                                   6,239           1,872           1,163
                                                                         ------------    ------------    ------------

Cash and cash equivalents - end of year                                  $      5,305    $      6,239    $      1,872
                                                                         ============    ============    ============

Supplemental disclosures of cash flow information
   Cash paid for income taxes                                            $        689    $        144    $        356
                                                                         ============    ============    ============
   Cash paid for interest                                                $        290    $        472    $        441
                                                                         ============    ============    ============

Supplemental disclosures of noncash investing and financing activities
   Property and equipment acquired by capital lease                      $       (603)   $          -    $       (461)
                                                                         ============    ============    ============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION

         Intelligroup, Inc., together with its subsidiaries ("Intelligroup" or the "Company") is a global provider of strategic IT outsourcing services. Intelligroup develops implements and supports information technology solutions for global corporations and public sector organizations.

         The Company was incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. The Company's name was changed to Intelligroup, Inc. in July 1992. In March 1994, the Company acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into the Company and ceased to exist as an independent entity. In October 1996, the Company consummated its initial public offering of its common stock ("Common Stock").

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (the "Former subsidiaries"), to Soltius Global Solutions PTE Ltd., a Singapore corporation ("Soltius"). As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months. As of January 2005, the Company has been paid in full. The consolidated financial statements have been reclassified to reflect the sale of the former subsidiaries to Soltius as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of the former subsidiaries prior to the sale have been separately presented in the consolidated statements of operations and cash flows.

         In September 2004, the Company completed a $15,000,000 private placement transaction whereby Softbank Asia Infrastructure Fund, L.P. ("SAIF"), an affiliate of SOFTBANK Corporation, acquired a 33.5% interest, and Venture Tech Assets Pvt. Ltd. ("Venture Tech") acquired a 16.8% interest in the Company ("Private Placement Transaction"). In connection with the Private Placement Transaction, SAIF and Venture Tech appointed five directors to the Company's Board of Directors.

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

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS (CONTINUED)

         The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company maintains cash balances in excess of insured amounts.

         An amount of $3,300,000 can become restricted if a default or event of default occurs and is continuing as per the terms of the Fifth Amendment to Loan Documents and Waiver Agreement.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Activity in the allowance for doubtful accounts is as follows (in thousands):

                           Balance at        Charged to
          Year Ended      beginning of          costs        Write-offs and   Balance at end
         December 31,         year          and expenses          other           of year
         ------------    ---------------   ---------------   ---------------  ---------------
             2003        $        (1,508)  $           (91)  $           666  $          (933)
             2004                   (933)             (868)              174           (1,627)
             2005                 (1,627)              (40)              338           (1,329)

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

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         REVENUE RECOGNITION

                  The Company generates revenue from professional services rendered to customers. The majority of the Company's revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of the revenues are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

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

                  This method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company's project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

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

                  The Company reports gross reimbursable "out-of-pocket" expenses incurred as both revenue and cost of revenue in the consolidated statements of operations.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

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

         STOCK-BASED COMPENSATION

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period varies from immediate to four years. For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied (in thousands, except per share data):

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                                                                   YEAR ENDED
                                                                                  --------------------------------------------
                                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                      2005            2004            2003
                                                                                  ------------    ------------    ------------
         Net loss, as reported                                                    $     (6,591)   $       (866)   $     (1,041)
         Add: Total stock-based employee
           compensation expense using intrinsic value method included
           in net loss above, net of related tax effects                                   125               -               -
         Less: Total stock-based employee compensation expense
           determined under fair value-based method for all awards
           net of related tax effects                                                    1,994           1,394           1,296
                                                                                  ------------    ------------    ------------

         Pro forma net loss                                                       $     (8,460)   $     (2,260)   $     (2,337)
                                                                                  ============    ============    ============

         Basic and diluted loss per share:
                 As reported                                                      $      (0.19)   $      (0.04)   $      (0.06)
                                                                                  ============    ============    ============

                 Pro forma                                                        $      (0.24)   $      (0.10)   $      (0.14)
                                                                                  ============    ============    ============

         CURRENCY TRANSLATION

         For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $0.4 million, $0.3 million and $0.9 million in transaction losses as a result of currency translation.

         SEGMENT REPORTING

                  The Company follows the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

         CONCENTRATIONS

                  For the years ended December 31, 2005, 2004 and 2003, approximately 70%, 68% and 68% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company's future success in the SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as an SAP National Implementation Partner, which was first obtained in 1995. The Company's agreement with SAP (the "Agreement") is awarded on an annual basis.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATIONS (CONTINUED)

                  The Company's current contract expires on December 31, 2006 and is automatically renewable for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP.

                  The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2005, 2004 and 2003, the Company's ten largest customers accounted for in the aggregate approximately 49%, 45% and 46% of its revenue, respectively. During 2005, one customer accounted for 10% or more of revenue, while during 2004 and 2003, no single customer accounted for 10% or more of revenue. As of December 31, 2005, one customer accounted for 10% or more of accounts receivable, while in 2004, no single customer accounted for 10% or more of accounts receivable.

                  A portion of the Company's revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For the years ended December 31, 2005, 2004 and 2003, 12%, 22% and 25%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

                  For the years ended December 31, 2005, 2004 and 2003, approximately 21%, 25% and 25% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft.

                  For the years ended December 31, 2005, 2004 and 2003, approximately 3%, 2% and 4% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported software developed by Oracle.

                  For the years ended December 31, 2005, 2004 and 2003, approximately 5%, 3% and 1% of revenue, respectively, was derived from projects in which the Company's personnel implemented, extended, maintained, managed or supported e-Business related software.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         INCOME TAXES

         The income tax provision (benefit) is computed on the pretax income
         (loss) based on the current tax law. Deferred income taxes are recognized in accordance with the provisions of SFAS 109 and are determined based upon the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely. A valuation allowance has been established for a portion of the Company's net deferred tax assets, as the ability to utilize these losses may be limited in the future.

         COMPREHENSIVE INCOME (LOSS)

         The Company adopted SFAS 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations.

         Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss).

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Basic net income (loss) per common share ("EPS") is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

                  Options to purchase 4,001,000, 2,708,000, and 2,972,000 shares of Common Stock at December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ISSUED ACCOUNTING STANDARDS

                  On December 16, 2004, FASB published SFAS No. 123 (Revised
         2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for issuers beginning as of the next fiscal year after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions Accounting Principles Board ("APB") 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of SFAS 123R, which may materially impact the Company's consolidated results of operations in the first quarter of fiscal year 2006 and thereafter. The Company plans to adopt the prospective method, and estimates the unvested portion effect on future periods to be $3.7 million.

                  On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of SFAS 123 will have a material impact on its consolidated financial position, results of operations or cash flows.

                  In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

         RECLASSIFICATIONS

         Certain amounts for the years ended December 31, 2004 and 2003 have been reclassified to conform to the presentation of the December 31, 2005 amounts.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 3-       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31, 2005 and 2004 (in thousands, except useful lives data):

                                                              ESTIMATED USEFUL
                                                                LIVES (YEARS)       2005          2004
                                                              ----------------   ----------    ----------
         Vehicles                                                    5           $      443    $      340
         Furniture                                                   5                3,186         2,927
         Equipment                                                  3-5                 885         6,343
         Computer software                                           3               12,440         6,320
         Leasehold improvements                                    5-10               2,086         1,146
                                                                                 ----------    ----------
                                                                                     19,040        17,076
         Less: Accumulated depreciation and amoritization                           (14,942)      (13,591)
                                                                                 ----------    ----------
         Total, net                                                              $    4,098    $    3,485
                                                                                 ==========    ==========

                  Depreciation expense, which includes amortization of assets held under capital lease, was $2.4 million, $2.9 million and $3.4 million (including $0.1 million, $0.4 million and $0.8 million within cost of revenue) for the years ended December 31, 2005, 2004 and 2003, respectively. Included in property and equipment is $1.1 million and $1.0 million of assets held under capital lease at December 31, 2005 and 2004, respectively. Accumulated amortization of the assets held under capital lease is $0.4 million at both December 31, 2005 and 2004.

NOTE 4-       LEASE OBLIGATIONS AND SETTLEMENTS

                  In connection with the Company's July 2000 spin-off of SeraNova, Inc. ("SeraNova") the Company entered into a space sharing agreement with SeraNova, whereby SeraNova would pay the Company's landlord directly for their portion of the rent. Beginning in 2001, SeraNova failed to make required lease payments to the Company's landlord, which the Company was required to make on SeraNova's behalf. SeraNova's financial condition deteriorated culminating in the August 8, 2003 filing for bankruptcy under Chapter 7 of the United States Bankruptcy Code by SeraNova and its parent company. The Company recorded charges related to the lease payments in 2000.

                  As of December 31, 2005 and 2004, $0.4 million and $0.5 million of the liability remained outstanding, of which $0.3 million and $0.4 million was included in other long-term liabilities. The Company expects to repay this liability through 2008. The remaining liability is included in accrued expenses and other current liabilities.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 5-       LINE OF CREDIT

                  On May 31, 2000, the Company and PNC Bank, N.A. (the "Bank") entered into a three-year revolving credit facility (the "Credit Facility"). In July 2003, the Credit Facility was extended until May 31, 2006. The Credit Facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15,000,000 at the bank's prime rate per annum. The Credit Facility is collateralized by substantially all of the assets of the Company's United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

                  The Company was in compliance with its covenants in the Credit Facility agreement as of December 31, 2005.

                  As of December 31, 2005 and 2004, the Company had outstanding borrowings under the credit facility of $3.4 million and $2.4 million, respectively. The Company estimates undrawn availability under the credit facility to be $8.7 million as of December 31, 2005.

                  The weighted average interest rates on outstanding borrowings under the credit facility were 7.16% and 4.82% for the years ended December 31, 2005 and 2004 respectively.

                  Interest expense on debt and obligations under capital leases approximated $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6-       OBLIGATIONS UNDER CAPITAL LEASES

         The Company is the lessee of equipment, vehicles and furniture under capital leases expiring in 2010.

         Minimum lease payments under capital leases at December 31, 2005 are as follows (in thousands):

                     2006                              $   257
                     2007                                  270
                     2008                                  128
                     2009                                   40
                     2010                                   16
                                                       -------
                                                           711
                  Less: amounts representing interest     (104)
                  Less: current portion                   (257)
                                                       -------
                  Long-term portion                    $   350
                                                       =======

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 7-       SHAREHOLDERS' EQUITY

         PREFERRED STOCK

         At December 31, 2005 and 2004, there are 5,000,000 shares of Preferred Stock, par value $0.01 authorized and no shares issued or outstanding.

         COMMON STOCK

         At December 31, 2005 and 2004, there are 50,000,000 and 40,000,000 shares of Common Stock, respectively; par value $.01 authorized and 35,103,000 shares issued and outstanding.

         At the Company's 2005 Annual Shareholders' Meeting on December 27, 2005, the shareholders approved an increase to the authorized shares of Common Stock to 50,000,000 from 40,000,000.

         In 2005, the Company did not issue any shares of Common Stock.

         In 2005, the Compensation Committee of the Board of Directors extended the life of an option award for the exercise of 160,000 stock options granted to a director. As a result, the Company recognized stock compensation expense of $0.1 million associated with the incremental intrinsic value at the date of modification.

         At the Company's 2004 Annual Shareholders' Meeting on June 8, 2004, the shareholders approved an increase to the authorized shares of Common Stock to 40,000,000 from 25,000,000.

         In 2004, the Company issued 18,116,000 shares of Common Stock, of which 17,647,000 shares of Common Stock were issued in the Private Placement Transaction (as defined in Note 1) for gross proceeds of $15 million and net proceeds of $14.7 million and 469,000 shares of Common Stock were issued upon the exercise of stock options for proceeds of approximately $1.3 million.

         In 2003, the Company issued 357,000 shares of Common Stock upon the exercise of stock options and received proceeds of approximately $0.8 million.


         STOCK OPTIONS

         The Company's stock option plans permit the granting of options to employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 6,605,000 shares of Common Stock have been reserved for issuance under the plans. All of the options issued pursuant to these plans expire ten years from the date of grant (number of shares data in thousands).

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 7-       SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

                                            NUMBER            WEIGHTED
                                              OF               AVERAGE
                                            SHARES         EXERCISE PRICE
                                       ---------------    ---------------
         Balance - January 1, 2003               3,191    $          2.36
              Granted                              530    $          4.61
              Exercised                           (366)   $          2.33
              Canceled                            (383)   $          3.52
                                       ---------------    ---------------

         Balance - December 31, 2003             2,972    $          2.62
              Granted                            1,321    $          5.16
              Exercised                           (459)   $          2.84
              Canceled                          (1,126)   $          4.58
                                       ---------------    ---------------

         Balance - December 31, 2004             2,708    $          3.00
              Granted                            3,669    $          1.64
              Exercised                              -    $             -
              Canceled                          (2,376)   $          2.05
                                       ---------------    ---------------
         Balance - December 31, 2005             4,001    $          2.32
                                       ===============    ===============

         The following summarizes information about stock options outstanding and exercisable at December 31, 2005 (number of shares data in thousands):

                                              OUTSTANDING                                 EXERCISABLE
                          ---------------------------------------------------   ---------------------------------
                                               WEIGHTED
                                                AVERAGE          WEIGHTED                            WEIGHTED
         EXERCISE PRICE      NUMBER OF      REMAINING LIFE        AVERAGE          NUMBER OF          AVERAGE
              RANGE           SHARES          (IN YEARS)      EXERCISE PRICE        SHARES        EXERCISE PRICE
         ---------------  ---------------   ---------------   ---------------   ---------------   ---------------
         $0.96 to $1.25               802               7.5   $          1.21               272   $          1.19
         $1.26 to $1.75             1,132               9.4   $          1.49               181   $          1.49
         $1.76 to $2.50             1,371               9.6   $          2.11               128   $          2.11
         $2.51 to $3.69               239               4.2   $          2.66               221   $          2.59
         $3.70 to $5.11                88               4.9   $          4.63                74   $          4.60
         $5.12 to $7.25               222               7.7   $          6.38               135   $          6.13
         $7.26 to $8.75               147               7.8   $          8.61                44   $          8.63
                          ---------------   ---------------   ---------------   ---------------   ---------------
         $0.96 to $8.75             4,001               8.5   $          2.32             1,055   $          2.83
                          ===============   ===============   ===============   ===============   ===============

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 7-       SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The fair value of option grants for disclosure purposes is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                         2005             2004         2003
                                   -----------------   ----------   ----------
         Expected Volatility       105.45% - 107.02%     109.77%      109.77%
         Expected Lives            2.10 - 2.68 years   1.95 years   1.95 years
         Risk free Interest Rate     3.82% - 4.38%        3.08%        1.84%

                  The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $1.64, $5.16 and $4.61, respectively. For fixed awards with pro-rata vesting, the Company recognizes compensation costs on a straight-line basis.

         STOCK RIGHTS

                  In October 1998, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's Common Stock. These Rights were to expire in November 2008 and trade with the Company's Common Stock. Such Rights were not exercisable and had no voting power. In September 2004, the Company's Board of Directors amended the Shareholder Protection Rights Agreement dated as of November 6, 1998 (the "Rights Agreement") which provided for the distribution of one Right for each outstanding common share, par value $0.01 per share, of the Company upon the occurrence of certain events as set forth therein. The Company amended the Rights Agreement to define the "Expiration Time" as September 30, 2004. The Rights Agreement as amended expired on September 30, 2004. Therefore the holders of shares of the Company's Common Stock no longer have any rights pursuant to the Rights Agreement.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 8-       RELATED PARTY TRANSACTIONS

                  Nagarjun Valluripalli, the Company's former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the "Owner") of real estate located at 5-9-22, Secretariat Road in Hyderabad, India. On October 2, 2003, Intelligroup Asia Private Ltd. ("IGA") and the Owner executed a memorandum of understanding (the "MOA") relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property ("Premises") to the Company for certain of the Company's India operations. As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years. The leases provide for a three-month notice period for either party to terminate the lease. Under the terms of the lease for the amenities, IGA paid a deposit of
         5.8 million rupees (approximately $133,000) and advance lease rentals of 11.6 million rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1.2 million rupees (approximately $27,000). Under the terms of the lease for the Premises, IGA paid a deposit of 4.7 million rupees (approximately $106,000) and advance lease rentals of 9.3 million rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 0.9 million rupees (approximately $21,000). Rent expense for the year ended December 31, 2005 towards the said lease was 30.6 million rupees (approximately $694,000). The value of un-amortized rentals as of December 31, 2005 was 2.4 million rupees (approximately $54,000).

                  Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company's India operations from ILABS Hyderabad Technology Center Pvt. Ltd. ("iLabs"). The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months' rent in the amount of 15.3 million Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500). Rent expense for the year ended December 31, 2005 towards the said lease was 13.9 million rupees (approximately $313,000). The value of un-amortized rentals as of December 31, 2005 was 15.3 million rupees (approximately $338,000).

NOTE 9-       COMMITMENTS AND CONTINGENCIES

         TAX-FREE SPIN-OFF OF SERANOVA

                  On July 5, 2000, the Company distributed SeraNova common stock to its shareholders in a transaction that was structured to be and reported as a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code ("IRC Section 355"). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company's shareholders recognize any gain or income in connection with the transaction. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 ("Tax Sharing Agreement"), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable event. However, subsequently SeraNova and its parent company, Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy. Additionally, as a condition to the distribution, SeraNova management represented that there was no present plan, nor intent to enter into a subsequent transaction that would disturb the intended tax-free nature of the distribution.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 9-       COMMITMENTS AND CONTINGENCIES

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

                  IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65.0 million, plus interest and penalties, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability, an issue that is currently being analyzed.

         EMPLOYMENT AGREEMENTS

                  As of December 31, 2005, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.3 million. In addition, Intelligroup Asia Pvt. Ltd. ("IGA") had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company's Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.5 million to such individuals.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 9-       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES

         The Company leases office space under operating leases that have initial or remaining non-cancelable lease terms in excess of one year. Additionally, the Company has sublet certain of its office space, which generates sublease income. Certain leases are subject to common area maintenance or operating expense charges and have options to renew. Future minimum aggregate annual lease payments are as follows (in thousands):

         FOR THE YEARS ENDED  GROSS OPERATING     SUBLEASE       NET OPERATING
            DECEMBER 31,      LEASE PAYMENTS       INCOME       LEASE PAYMENTS
         -------------------  ---------------  ---------------  ---------------
                2006          $         2,789  $           350  $         2,439
                2007                    2,189              350            1,839
                2008                    1,671              262            1,409
                2009                      659                -              659
                              ---------------  ---------------  ---------------

                              $         7,308  $           962  $         6,346
                              ===============  ===============  ===============

         Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3.1 million, $2.6 million and $1.5 million, net of sublease income of $0.4 million, $0.3 million, and $0.3 million, respectively.

         OTHER

                  On September 30, 2004, as a result of the Private Placement Transaction, the Company's remaining obligation to pay Ashok Pandey $500,000 under the change in control provisions of that certain Settlement Agreement, dated August 7, 2003, by and between the Company and Mr. Pandey, became immediately due and owing. The Company's total obligation under the Settlement Agreement was for $750,000, $250,000 of which was previously paid to Mr. Pandey on October 14, 2003, with two further equal annual installments due on October 14, 2004 and 2005. The Company issued two payments in the amount of $250,000 each to Mr. Pandey on January 17, 2005 and February 21, 2005.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 10-      LITIGATION

                  The Company's India subsidiary has received tax assessments dated February 12, 2002, July 23, 2002, August 22, 2003, September 10, 2004 and March 29, 2005 from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the Indian subsidiary's fiscal years ended March 31, 1998 through March 31, 2002. The revised tax assessments were for 14.6 million, 9.5 million, 2.8 million, 5.6 million and 15.0 million Indian rupees, respectively, or approximately $1.0 million in total. An additional assessment for tax penalties and interest for the fiscal year ended March 31, 2001 of 1.7 million Indian rupees, or approximately $38,000, was also received. The Company has made payments of approximately $1.1 million (consisting of $0.8 million for taxes paid under protest, $38,000 for tax penalties and interest and $0.2 million for other tax adjustments not in dispute) to the India tax authority. The Company's resulting overpayment has been refunded.

                  The Company is currently appealing the tax assessments received by the Company's India Subsidiary denying tax exemptions claimed during each of the fiscal years ended March 31, 1999 through March 31, 2002. In the event the Company's appeal is not successful, a future cash outlay of approximately $57,000 would be required. The Company has reserved $57,000, the full amount claimed, against this potential liability. In the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

                  On or about October 12, 2004, the first of six class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased the Company's securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel ("Defendants") in the United States District Court, District of New Jersey ("District of New Jersey"). In August 2005, the District of New Jersey consolidated the six class actions (the "Shareholder Class Action") and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company's financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. Motions to dismiss have been filed against all complaints.

                  There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company's consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

                  Legal fees arising in connection with litigation are expensed as incurred.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 11-      INCOME TAXES

         Income taxes provision (benefit) from continuing operations consists of the following (in thousands):

                         2005          2004          2003
                      ----------    ----------    ----------
         Current:
            Federal   $        -    $        -    $        -
            State             71             5           118
            Foreign          304           580           284
                      ----------    ----------    ----------
                             375           585           402
         Deferred:
           Foreign          (615)         (227)         (216)
                      ----------    ----------    ----------

         Total        $     (240)   $      358    $      186
                      ==========    ==========    ==========

         Income (loss) before taxes from domestic and foreign sources is as follows (in thousands):

                                                       2005           2004           2003
                                                    ----------     ----------     ----------
         United States                              $   (9,079)    $   (4,230)    $   (2,531)
         Foreign                                         2,248          3,722          2,601
                                                    ----------     ----------     ----------
         Income (loss) from continuing
          operations before income taxes            $   (6,831)    $     (508)    $       70
                                                    ==========     ==========     ==========

        The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

                                                       2005           2004           2003
                                                    ----------     ----------     ----------
         Tax at federal statutory rate                    34.0%          34.0%          34.0%
         State income tax, net of federal benefit          8.0           (0.6)         111.0
         Foreign Taxes                                     1.0          (14.6)         324.1
         Change in valuation allowance                   (63.0)         520.4        1,871.0
         Permanent items                                   7.1         (866.5)      (1,048.0)
         Tax holiday, India                               20.8          257.0       (1,025.6)
         Other                                            (4.4)             -              -
                                                    ----------     ----------     ----------
         Effective tax rate                                3.5%           (70)%        266.5%
                                                    ==========     ==========     ==========

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 11-     INCOME TAXES (CONTINUED)

                  In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. This tax deduction favorably impacted the Company's effective tax rates for the periods reported.

                  Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                2005          2004
                                                             ----------    ----------
         Deferred tax assets:
           Allowance for doubtful accounts                   $      492    $      478
           Vacation accrual                                       1,059         1,045
           Net operating losses                                  18,173        13,632
           Other accrued liabilities                                215           277
                                                             ----------    ----------
         Total deferred tax  assets                              19,939        15,432

         Deferred tax liability - accelerated depreciation           63          (122)
         Valuation allowance                                    (18,641)      (14,626)
                                                             ----------    ----------

         Net deferred tax assets - non-current               $    1,361    $      684
                                                             ==========    ==========

                  During 2005, 2004 and 2003, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses in some jurisdictions as the ability to utilize these losses may be limited in the future. The Company increased the valuation allowance by recording a tax provision of $4.3 million in 2005, decreased the valuation allowance by recording a tax benefit of $2.6 million in 2004 and increased the valuation allowance by recording a tax provision of $1.3 million in 2003, respectively. Offsetting the tax benefit in 2004 is the Company's estimated charge to the provision representing a reduction of the net operating loss carry-forward as a result of limitations imposed by IRC Section 382 of $5.1 million. The Company's valuation allowance as of December 31, 2005 and 2004 was $18.6 million and $14.6 million respectively. Cumulative net operating loss carry forwards of $40.0 million expire in various years through 2025.

                  On October 22, 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Currently, the Company has not taken advantage of this incentive and has not repatriated any earnings from its controlled foreign operations.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 12-      DEFINED CONTRIBUTION PLAN

                  The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $0.4 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company's match in the 401(k) plan is 2%, which vests over a service period of three years. The Company used $0.1 million and $0.3 million of forfeitures to offset contributions for the years ended December 31, 2005 and 2003, respectively.

NOTE 13-      DISCONTINUED OPERATIONS

                  Summarized financial information for the discontinued operations of the former subsidiaries is as follows (in thousands):

                                                          2003
                                                       ----------

         Revenue                                       $    1,691
         Pre-tax income (loss)                              1,375
         Income tax provision                                  33
         Income (loss) from discontinued operations,
           excluding loss on sale                           1,342

                  Additionally, the Company reported a loss on the sale of the former subsidiaries of $2.3 million for the year ended December 31, 2003.

                  On April 2, 2003, the Company consummated the sale (the "Sale"), effective as of March 1, 2003, of its Former Subsidiaries, to Soltius. As consideration, the Company received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to the Company over a period of 12 months, commencing April 2003. In March 2004, the Company agreed to renegotiate the original payment terms with Soltius. The Company as of January 2005 has been paid in full.

                  The consolidated financial statements have been retroactively adjusted to reflect the discontinued operations in the consolidated statements of operations and comprehensive income (loss) and cash flows for the periods reported.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 14-      SEGMENT DATA AND GEOGRAPHIC INFORMATION

         The Company operates in one industry, information technology solutions and services.

         On April 2, 2003, the Company consummated the sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia. The operating results and financial position of the Asia-Pacific group of subsidiary companies are reported as discontinued operations for all periods presented (see Note 13). The Company now has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

         o United States ("US") - the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate headquarters is located in Edison, New Jersey;

         o India - includes the operations of the Company in India, including services provided on behalf of other group subsidiaries. The India headquarters is located in Hyderabad, India;

         o Europe - includes the operations of the Company in Denmark, Sweden and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom;

         o Japan - includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

                  Each of the operating segments has a Managing Director, or equivalent position, who reports directly to the Chief Executive Officer ("CEO"). Currently, the CEO and President is fulfilling the requirements of this position in the US. The CEO has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

                  Accordingly, the Company's consolidated operating results for the years ended December 31, 2005, 2004 and 2003 and financial position as of December 31, 2005, 2004 and 2003 are presented in the following geographic segments (in thousands):

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 14-      SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

                                            UNITED
                                            STATES         INDIA        EUROPE         JAPAN         TOTAL
                                          ----------    ----------    ----------    ----------    ----------
         2005

         Revenue                          $   86,617    $   28,206    $    7,030    $    3,473    $  125,326
         Depreciation and amortization         1,374           891           114            11         2,390(1)
         Operating income (loss)              (9,637)        3,526          (289)         (543)       (6,943)
         Total assets                         28,778        11,038         2,418         1,552        43,786

         2004

         Revenue                          $   95,270    $   22,029    $    6,890    $    4,714    $  128,903
         Depreciation and amortization         2,201           572           112            16         2,901(2)
         Operating income (loss)              (4,129)        3,324          (183)          857          (131)
         Total assets                         35,547         8,388         2,455         1,781        48,171

         2003

         Revenue                          $   90,639    $   16,248    $    6,683    $    3,572    $  117,142
         Depreciation and amortization         2,479           784           156            30         3,449(3)
         Operating income (loss)              (1,815)        2,536           189           437         1,347
         Total assets                         30,523         7,101         2,888           926        41,438

         (1) Includes $0.1 million of depreciation and amortization included in costs of revenue for the year ended December 31, 2005.

         (2) Includes $0.4 million of depreciation and amortization included in costs of revenue for the year ended December 31, 2004.

         (3) Includes $0.8 million of depreciation and amortization included in costs of revenue for the year ended December 31, 2003.

         (4) Of the total capital expenditures incurred for the year 2005, $0.3 million was incurred in the US and $2.0 million was incurred in India.

         (5) Of the total capital expenditures incurred for the year 2004, $1.6 million was incurred in the US and $0.4 million was incurred in India.

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 15 -     SUBSEQUENT EVENTS

         2006 Private Placement

         On March 31, 2006, the Company completed a $10,000,000 private placement transaction whereby SAIF acquired 3,333,333 additional shares of the Company's common stock and Venture Tech acquired 3,333,334 additional shares of the Company's common stock, at a share price of $1.50 (the "2006 Private Placement"). The 2006 Private Placement was approved by a special committee of the disinterested members of the Board of Directors and generated approximately $9.7 million of proceeds to the Company, net of transaction expenses. Following the 2006 Private Placement, SAIF and Venture Tech own_36% and 26% of the Company's common stock, respectively.

NOTE 16 -     UNAUDITED QUARTERLY FINANCIAL DATA

         2005 and 2004 Quarterly Financial Data

                  The following tables set forth certain unaudited results of operations for each quarter during 2005 and 2004. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

                                                          FOR THE QUARTERS ENDED
                                        ------------------------------------------------------------
                                          MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
    STATEMENT OF OPERATIONS                 2005            2005            2005            2005
    ---------------------------------   ------------    ------------    -------------   ------------
    Revenue                             $     32,436    $     33,690    $      29,738   $     29,462
    Cost of revenue                           24,303          24,388           22,823         20,790

    Total operating expenses                   8,855          10,102           10,626         10,380
    Operating loss                              (722)           (800)          (3,711)        (1,708)

    Loss before provision for
      (benefit of) income taxes                 (998)         (1,264)          (3,443)        (1,125)
    Provision for (benefit of) income
      taxes                                     (307)             23              132            (87)
                                        ------------    ------------    -------------   ------------
    Net loss                                    (691)         (1,287)          (3,575)        (1,038)
                                        ============    ============    =============   ============

    Net loss per common share           $      (0.02)   $      (0.04)   $       (0.10)  $      (0.03)

    Shares Outstanding:
    Basic and Diluted
                                              35,103          35,103           35,103         35,103
                                        ============    ============    =============   ============

                               INTELLIGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 16-      UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

                                                          FOR THE QUARTERS ENDED
                                        ------------------------------------------------------------
                                          MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
    STATEMENT OF OPERATIONS                 2004            2004            2004            2004
    ---------------------------------   ------------    ------------    -------------   ------------
    Revenue                             $     30,536    $     32,064    $      35,492   $     30,811
    Cost of revenue                           20,674          22,995           24,590         23,559

    Total operating expenses                   8,951           9,734            8,702          9,829
    Operating income (loss)                      911            (665)           2,200         (2,577)
    Income (loss) before provision for
     (benefit of) income taxes                   187            (117)           2,156         (2,734)
    Provision for (benefit of) income
     taxes                                      (191)            226              297             26
                                        ------------    ------------    -------------   ------------
    Net income (loss)                            378            (343)           1,859         (2,760)
                                        ============    ============    =============   ============

    Net income (loss) per common share:
      Basic                             $       0.02    $      (0.02)   $        0.09   $      (0.08)
      Diluted                           $       0.02    $      (0.02)   $        0.08   $      (0.08)

    Shares Outstanding:
    Basic                                     17,184          17,403           21,858         35,103
                                        ============    ============    =============   ============
    Diluted                                   19,126          17,403           22,775         35,103
                                        ============    ============    =============   ============