Form 10-Q
period 2006-03-31
INTELLIGROUP INC
filed 2006-05-15
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission file number 0-20943

INTELLIGROUP, INC.

(Exact Name of Registrant as Specified In Its Charter)

New Jersey	11-2880025

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

499 Thornall Street, Edison, New Jersey	08837

(Address of Principal Executive Offices)	(Zip Code)

(732) 590-1600

(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Acceleratedfiler: ☐	Non-accelerated filer: ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2006:

Class	Number of Shares

Common Stock, $.01 par value	41,769,107

FORWARD-LOOKING STATEMENTS

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

PART I	FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands except par value)

	March 31 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,063	$5,305
Accounts receivable, less allowance for doubtful accounts of $1,221 and $1,329 at March 31, 2006 and December 31, 2005, respectively	18,029	18,533
Unbilled services	9,250	9,475
Prepaid expenses and other current assets	2,830	3,285

Total current assets	40,172	36,598
Property and equipment, net	4,383	4,098
Deferred tax and other assets	3,051	3,090

Total assets	$47,606	$43,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$—	$3,427
Accounts payable	3,142	5,044
Accrued payroll and related taxes	10,535	10,690
Accrued expenses and other current liabilities	3,621	4,076
Deferred revenue	1,607	847
Income taxes payable	995	955
Current portion of obligations under capital lease	412	257

Total current liabilities	20,312	25,296
Obligations under capital lease, net of current portion	522	350
Other long-term liabilities	250	250

Total liabilities	21,084	25,896

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 41,769 and 35,103 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	418	351
Additional paid-in capital	68,458	58,137
Accumulated deficit	(42,022)	(40,046)
Accumulated other comprehensive loss	(332)	(552)

Total shareholders’ equity	26,522	17,890

Total liabilities and shareholders’ equity	$47,606	$43,786

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands except per share data)

	THREE MONTHS ENDED MARCH 31,

	2006	2005

Revenue	$29,171	$32,436
Cost of revenue	21,247	24,303

Gross profit	7,924	8,133

Selling, general and administrative expenses	9,150	8,418
Depreciation and amortization	579	437

Total operating expenses	9,729	8,855

Operating loss	(1,805)	(722)
Interest income	6	16
Interest expense	(110)	(73)
Other expense	(24)	(219)

Loss before income tax provision (benefit)	(1,933)	(998)
Provision for (benefit of) income taxes	42	(307)

Net loss	$(1,975)	$(691)

Loss per share:
Basic loss per share	$(0.06)	$(0.02)

Weighted average number of common shares outstanding - basic	35,176	35,103

Diluted loss per share	$(0.06)	$(0.02)

Weighted average number of common shares outstanding - diluted	35,176	35,103

Comprehensive loss
Net loss	$(1,975)	$(691)
Other comprehensive income - currency translation adjustments	220	178

Comprehensive loss	$(1,755)	$(513)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,975)	$(691)
Adjustments to reconcile net loss to net cash used in operating activities	892	(1,604)

Net cash used in operating activities	(1,083)	(2,295)

Cash flows from investing activities:
Purchase of property and equipment	(331)	(159)

Net cash used in investing activities	(331)	(159)

Cash flows from financing activities:
Principal payments under capital leases	(178)	(213)
Net proceeds from private placement	9,750	—
Net change in line of credit borrowings	(3,427)	3,587

Net cash provided by financing activities	6,145	3,374

Effect of foreign currency exchange rate changes on cash	27	(47)

Net increase in cash and cash equivalents	4,758	873
Cash and cash equivalents - beginning of period	5,305	6,239

Cash and cash equivalents - end of period	$10,063	$7,112

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1-	BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.

The amounts for the December 31, 2005 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005.

The results of the Company’s operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (loss) per Common Share

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

For the three months ended March 31, 2006 and 2005, respectively, options to purchase 4,316,000 and 2,883,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

Share-Based Compensation Plans

The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.  Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS No. 123”).

There were two share-based payment awards granted in the first quarter of 2006, and the Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Plans (Continued)

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive loss if the exercise price of the option was at least equal to the market price of common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.  As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to modifications of granted options.  In accordance, with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if it had applied the fair value-based method in measuring compensation expense for all share-based compensation plans, including stock options.  Had compensation costs for stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, net loss and basic and diluted loss per common share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Net loss - as reported	$(691)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(723)

Net loss - pro forma	$(1,414)

Loss per common share - basic and diluted:
As reported	$(0.02)

Pro forma	$(0.04)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).  The Black-Scholes model incorporates the following assumptions:

•     Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity, and other factors.

•     Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

• Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•     Dividends – the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore does not anticipate paying any cash dividends in the foreseeable future.

Additionally, the Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 3-	LINE OF CREDIT

          On May 31, 2000, the Company and PNC Bank, N.A. (the “Bank”) entered into a three-year revolving credit facility (the “Credit Facility”). In July 2003, the Credit Facility was extended until May 31, 2006. The Credit Facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15,000,000 at the bank’s prime rate per annum.  The Credit Facility is collateralized by substantially all of the assets of the Company’s United States-based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

The Company was in compliance with the loan agreement related to the Credit Facility as of March 31, 2006.

          As of March 31, 2006, the Company had no outstanding borrowings under the Credit Facility. The Company estimates undrawn availability under the Credit Facility to be $12.9 million as of March 31, 2006.

NOTE 4-	RELATED PARTY TRANSACTIONS

          Nagarjun Valluripalli, the Company’s former Chairman of the Board, President, Chief Executive Officer and a former Director of the Company is an owner (the “Owner”) of real estate located at 5-9-22, Secretariat Road in Hyderabad, India.  On October 2, 2003, Intelligroup Asia Private Ltd.  (“IGA”) and the Owner executed a memorandum of understanding (the “MOA”) relating to a proposed lease whereby the Owner would lease the 5th and 6th floors of the property (“Premises”) to the Company for certain of the Company’s India operations.  As contemplated in the MOA, on June 18, 2004, the Owner and IGA executed leases for the Premises and the amenities, furnishings and fittings. The leases provide for a minimum lease period of three years with a renewal option for an additional three years.  The leases provide for a three-month notice period for either party to terminate the lease.  Under the terms of the lease for the amenities, IGA paid a deposit of 5.8 million rupees (approximately $133,000) and advance lease rentals of 11.6 million rupees (approximately $266,000) upon the handing over of the amenities and shall pay monthly rent of 1.2 million rupees (approximately $27,000).  Under the terms of the lease for the Premises, IGA paid a deposit of 4.7 million rupees (approximately $106,000) and advance lease rentals of 9.3 million rupees (approximately $213,000) upon the handing over of the Premises and shall pay monthly rent of 0.9 million rupees (approximately $21,000).  Rent expense for the three months ended March 31, 2006 towards the said lease was 8.0 million rupees (approximately $180,000). There are no advance lease rentals as of March 31, 2006.  As of April 16, 2005 following the termination of his employment with the Company and his resignation from the Company’s Board of Directors, the Owner was no longer a related party.

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500).  Rent expense for the three months ended March 31, 2006 towards the said lease was 6.3 million rupees (approximately $143,000). There are no advance lease rentals as of March 31, 2006.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 5-	LITIGATION

India Tax Assessment

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority. The resulting overpayment is refundable.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company is planning to file an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  On March 27, 2006, Defendants filed motions to dismiss the second amended consolidated complaint.

          There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

Legal fees arising in connection with litigation are expensed as incurred.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY

2006 Private Placement

          On March 31, 2006, the Company completed a $10 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P., an affiliate of SOFTBANK Corporation, acquired an additional 3,333,333 shares of the Company’s common stock and Venture Tech Assets Pvt. Ltd. acquired an additional 3,333,334 shares of the Company’s common stock, at a share price of $1.50 (the “2006 Private Placement”).  The 2006 Private Placement was approved by a special committee of disinterested members of the Board of Directors and generated $9.7 million of proceeds to the Company, net of transaction expenses.

Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $0.6 and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.  The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income for the first three months of 2006 and 2005, respectively, due to its history of net operating losses and current net losses.  The Company received no cash from option exercises under share-based compensation plans for each of the three months ended March 31, 2006 and 2005.

Stock Options:

          The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 1,100,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan.  Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.  The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee receiving incentive stock option award who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  Notwithstanding the foregoing, the Compensation Committee of the Board may in its discretion issue non-qualified stock options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any incentive stock options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.  The Compensation Committee may provide that if a Change of Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced may become fully vested and exercisable.  The Compensation Committee, subject to approval of the Board, may terminate, amend, or modify the 2004 Plan at any time; provided, however, that stockholder approval must be obtained for any amendment to the extent necessary or desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the 2004 Plan, to permit the Compensation Committee to grant options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. The 2004 Plan terminates on June 8, 2014 unless terminated earlier by the Company’s Board of Directors.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

Share-Based Compensation Plans (Continued)

          The 1996 Stock Plan (“1996 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996.  Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan.  Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options or nonqualified stock options), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan.  The exercise price of an incentive stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  The exercise price of a nonqualified stock options granted under the 1996 Plan may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.  In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company’s assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options.  As of June 8, 2004, the Company ceased granting options under the 1996 Plan.

          The 1996 Non-Employee Director Plan was approved by the Board of Directors on June 3, 1996. The shareholders adopted the Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) and it became effective on July 12, 1996. The Director Plan provides for the grant of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee Directors of the Company.  The Board of Directors administers the Director Plan.

          In October and November 2000, the Company’s Board of Directors approved grants of options for equity compensation plans not approved by security holders (the “Out of Plan” options).  Each of the Out of Plan options vest in four equal semiannual installments beginning on the first six-month anniversary of the date of grant and expire on the tenth anniversary of the date of grant. The price of the options granted pursuant to the Out of Plan options is equal to the fair market value of the shares on the date of grant.

A summary of stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

Share-Based Compensation Plans (Continued)

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	4,001	$2.32
Granted	560	1.57
Exercised	—	—
Canceled, forfeited or expired	(245)	1.55

Outstanding as of March 31, 2006	4,316	$2.27	8.4	$206

Exercisable as of March 31, 2006	1,346	$2.79	6.5	$56

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,

	2006	2005

Expected Volatility	104.2%	107.0%
Expected Lives	1.00 - 3.23 years	2.10 years
Risk free Interest Rate	4.79%	3.82%
Expected Dividends	0%	0%

          The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $0.95 and $4.24, respectively.  The Company calculated intrinsic value for those options that had an exercise price lower than the market price of common shares as of March 31, 2006.  The aggregate intrinsic value of options outstanding as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in-the-money at that date.  There were no options exercised during the three months ended March 31, 2006 and, therefore, no intrinsic value of exercised options.

          The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The Company has calculated its forfeiture rate at 18.1% for the three months ended March 31, 2006.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

As of March 31, 2006, there was $3.4 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

          In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

Share-Based Compensation Plans (Continued)

Impact of the Adoption of SFAS No. 123R:

          The Company adopted the provisions of SFAS No. 123R on January 1, 2006.  See Note 2 for information regarding the adoption of SFAS No. 123R.  The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three months ended March 31, 2006 (in thousands except per share information):

Cost of Revenue	$224
Selling, general and administrative expenses	415

Increase to net loss	$(639)

Increase to loss per common share:
Basic and diluted	$(0.02)

          Prior to the adoption of SFAS No. 123R, all tax benefits for deductions resulting from the exercise of stock options were reported as operating cash flows on the statement of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.  There were no exercises of stock options during the three months ended March 31, 2006 and, consequently, no tax benefits recorded.

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment, information technology solutions and services.

The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

•

United States (“US”) – the largest segment of the Company, with operations in the US and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities.  The US and corporate headquarters is located in Edison, New Jersey;

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

Accordingly, the Company’s consolidated operating results for the three months ended March 31, 2006 and 2005 and financial position as of March 31, 2006 and 2005 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total

Three months ended March 31, 2006
Revenue	$19,036	$7,408	$1,551	$1,176	$29,171
Operating income (loss)	(2,787)	836	(41)	(84)	(2,076)
Three months ended March 31, 2005
Revenue	$22,893	$6,791	$1,950	$802	$32,436
Operating income (loss)	(1,592)	1,205	(148)	(187)	(722)

NOTE 8-	COMMITMENTS AND CONTINGENCIES

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

          As of March 31, 2006, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.3 million.  In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.5 million to such individuals.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following:  (i)  key factors in evaluating the Company’s financial performance;  (ii) application of critical accounting principles, which explains the accounting principles necessary to understand how the Company records its financial information; (iii)  results of operations - consolidated, in which the Company’s consolidated results are compared year to year to recognize trends; (iv)  results of operations by business segment, which allows the Company to compare the results of its different business units; and (v) liquidity and capital resources.

Key Factors in Evaluating the Company’s Financial Performance

          Management believes the following factors should be considered when evaluating the Company’s reported financial information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

          The majority of the Company’s revenue is derived from professional services rendered to customers. Revenue is typically recognized as services are performed. The Company’s services range from providing customers with a single consultant to multi-personnel full-scale projects. Although the Company has contracts with many of its customers to provide its services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that the Company’s customers will continue to enter into contracts with the Company or that existing contracts will not be terminated. The Company provides its services either directly to end-user organizations, or as a member of a consulting team assembled by another IT consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by the Company on the customers’ behalf.

Fixed Price Projects

          The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For three months ended March 31, 2006 and 2005, revenue derived from projects under fixed price contracts represented approximately 39% and 42% of the Company’s total revenue. No single fixed price project was material to the Company’s business during 2006 or 2005. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2006 and 2005, the Company’s ten largest customers accounted for in the aggregate approximately 55% and 49% of its revenue, respectively. During both of the three months ended March 31, 2006 and 2005, one customer accounted for 10% or more of revenue.  For the three months ended March 31, 2006 and 2005, 20% and 12%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. The increase in supplemental resources revenue was primarily the result of increased resources required by a few customers.  There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

          For the three months ended March 31, 2006 and 2005, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

SAP	75%	74%
PeopleSoft	14%	19%
Oracle	5%	2%
e-Business	6%	5%

Markets

          The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois) and Santa Clara (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan.  The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

Expenses

          The Company’s most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, the Company’s financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

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

          There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2005, except as follows:

Share-Based Compensation Plans

          The Company has share-based compensation plans that reserve common shares for issuance to key employees and directors.  Prior to January 1, 2006, it accounted for such share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No.  123, “Accounting for Stock-Based Compensation.”  Accordingly, the Company used the intrinsic value method of accounting for stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of common stock on the date of grant.  In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to January 1, 2006, as if it had applied the fair value-based method in measuring compensation expense for share-based compensation plans.

          Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method.  Under this method, it will recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

          The compensation cost that has been charged against income for share-based compensation plans was $0.9 million for the three months ended March 31, 2006.  Due to the Company’s net operating losses carried forward, and current net losses, there was no income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2006.  The Company received no cash from option exercises under share-based compensation plans for the three months ended March 31, 2006.

          As of March 31, 2006, there was $3.4 million of total unrecognized compensation cost related to stock options.  Those costs are expected to be recognized the next four years.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).  The Black-Scholes model incorporates the following assumptions:

•

Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity, and other factors.

•

Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

•	Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•

Dividends – the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Additionally, the Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that the Company records under SFAS No. 123R for future awards may differ significantly from what it has recorded in the current period.  There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R.

Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution.  Because share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect estimates of fair values, existing valuation models may not provide reliable measures of the fair values of share-based compensation.  Consequently, there is a risk that the Company’s estimates of the fair values of share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future.  Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements.  Alternatively, value may be realized from these instruments significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements.

          There are significant differences among valuation models.  This may result in a lack of comparability with other companies that use different models, methods and assumptions.  There is also a possibility that the Company will adopt different valuation models in the future.  This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue

	Three Months Ended March 31,

	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	72.8	74.9

Gross profit	27.2	25.1

Selling, general and administrative expenses	31.4	26.0
Depreciation and amortization	2.0	1.3

Total operating expenses	33.4	27.3

Operating loss	(6.2)	(2.2)
Interest income	—	0.1
Interest expense	(0.4)	(0.2)
Other expense	(0.1)	(0.7)

Loss before income tax provision (benefit)	(6.7)	(3.0)
Income tax provision (benefit)	0.1	(0.9)

Net loss	(6.8)%	(2.1)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          The following discussion compares the consolidated results of operations for the three months ended March 31, 2006 and 2005.

          Revenue.  Total revenue decreased by 10.1%, or $3.2 million, from $32.4 million for the three months ended March 31, 2005 to $29.2 million for the three months ended March 31, 2006.  While total revenue decreased for the three months ended March 31, 2005, the Company’s India subsidiary (an increase of $0.6 million) and Japan subsidiary (an increase of $0.4 million) experienced revenue growth.  The revenue growth in India results directly from increased demand in the US from both new and existing customers for the majority of the Company’s offshore services, including traditional consulting service offerings, application management and support services, and offshore development services. The increase in Japan revenue results primarily from increased demand for the Company’s consulting services within the local SAP market.  Meanwhile, the revenue for the United States decreased by $3.9 million, which is primarily attributable to the completion of several major implementation projects during 2005 coupled with the lack of new projects to replace the revenue as these major implementation projects ramped down and the decline in the Company’s PeopleSoft business which decreased $2.1 million from $6.2 million for the three months ended March 31, 2005 to $4.1 million for the three months ended March 31, 2006 as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.  Revenue in Europe (a decrease of $0.4 million) also decreased.

          Cost of revenue and gross profit.  The Company’s cost of revenue decreased by 12.6%, or $3.1 million, from $24.3 million for the three months ended March 31, 2005, to $21.2 million for the three months ended March 31, 2006, due primarily to the decrease in headcount and related compensation and travel related costs for consultants.  The Company’s gross profit decreased by 2.6%, or $0.2 million, from $8.1 million for the three months ended March 31, 2005, to $7.9 million for the three months ended March 31, 2006. Gross margin increased to 27.2% for the three months ended March 31, 2006, from 25.1% for the three months ended March 31, 2005. The decrease in gross profit results from a reduction in revenue as compensation costs and certain project related expenses increased.  The increase in gross margin is primarily attributable to reduced non-project expenses.  Due to increasing compensation costs beginning in the second quarter of 2006, the Company expects lower gross margin through the full year 2006.  However, the Company is pursuing cost optimization measures that may lead to marginally improved gross margin.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses increased by 8.7% or $0.7 million to $9.1 million for the three months ended March 31, 2006, from $8.4 million for the three months ended March 31, 2005, and increased as a percentage of revenue to 31.4% from 26.0%, respectively.  The increase in selling, general and administrative expenses was related primarily to costs associated with compensation cost for sales personnel and related travel and marketing expenses.

          Income tax provision (benefit).  The Company recorded an income tax provision of $0.1 million on a pretax loss of $1.9 million for the three months ended March 31, 2006 as opposed to a benefit for income taxes of $0.3 million on pretax loss of $1.0 million for the three months ended March 31, 2005 due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions.

Results of Operations by Business Segment

          The Company operates in one industry segment, information technology solutions and services.

          The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

•

United States (“US”) – the largest segment of the Company, with operations in the US and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey;

•	India – includes the operations of the Company in India, including services provided on behalf of the Company and other Company subsidiaries. The Indian headquarters is located in Hyderabad, India;

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          The following discussion compares the segment results of operations for the three months ended March 31, 2006 and 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Three Months Ended March 31,

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$19,036	65.3%	$22,893	70.6%
India	7,408	25.4	6,791	20.9
Europe	1,551	5.3	1,950	6.0
Japan	1,176	4.0	802	2.5

Total	$29,171	100.0%	$32,436	100.0%

          US revenue decreased by 16.8%, or $3.9 million, from $22.9 million for the three months ended March 31, 2005 to $19.0 million for the three months ended March 31, 2006. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2005 coupled with the lack of new customer engagements to replace the revenue as these major implementation projects ramped down and the decline in the Company’s PeopleSoft business.

          India revenue increased by 9.1%, or $0.6 million, from $6.8 million for the three months ended March 31, 2005, to $7.4 million for the three months ended March 31, 2006. The increase was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue decreased by 20.5%, or $0.4 million, from $1.9 million for the three months ended March 31, 2005, to $1.5 million for the three months ended March 31, 2006.  The decrease was attributable to the completion of a major government contract in 2005.

          Japan revenue increased by 46.6% or $0.4 million, from $0.8 million for the three months ended March 31, 2005, to $1.2 million for the three months ended March 31, 2006.  The increase was due primarily to increased demand for the Company’s consulting services within the local SAP market.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended March 31,

	2006	2005

United States	$(2,516)	$(1,592)
India	836	1,205
Europe	(41)	(148)
Japan	(84)	(187)

Total	$(1,805)	$(722)

          US operating performance decreased from an operating loss of $1.6 million for the three months ended March 31, 2005 to an operating loss of $2.5 million for the three months ended March 31, 2006.  The increase in the operating loss was primarily related to decreased revenue and increased selling, general and administrative costs associated with compensation cost for sales personnel and related travel and marketing expenses.

          India operating income decreased by $0.4 million, from $1.2 million for the three months ended March 31, 2005, to $0.8 million for the three months ended March 31, 2006. The decrease in operating income was primarily related to increased compensation costs and additional infrastructure costs as a result of increased headcount and newly leased premises.

          Europe operating performance improved by $0.1 million from an operating loss of $0.2 million for the three months ended March 31, 2005, to an operating loss of $0.1 million for the three months ended March 31, 2006. The improvement was attributable primarily to decreased project related costs.

          Japan operating performance improved by $0.1 million from operating loss of $0.2 million for the three months ended March 31, 2005, to an operating loss of $0.1 million for the three months ended March 31, 2006.  The improvement was attributable primarily to an increase in revenues.

Liquidity and Capital Resources

2006 Cash Position and Cash Flows

          The Company had cash and cash equivalents of $10.1 million at March 31, 2006 and $5.3 million at December 31, 2005.  The Company had working capital of $19.9 million at March 31, 2006 and $11.3 million at December 31, 2005.  The increase in working capital resulted primarily from the 2006 Private Placement completed on March 31, 2006.

          Cash used in operating activities was $1.1 million for the three months ended March 31, 2006, resulting primarily from the net loss of $2.0 million.

          The Company invested $0.3 million and $0.2 million in computer equipment, internal-use computer software and office furniture and fixtures and leasehold improvements during the three months ended March 31, 2006 and 2005, respectively.

          Credit Facility

          On May 31, 2000, the Company and PNC Bank, N.A. (the “Bank”) entered into a three-year revolving credit facility (the “credit facility”). In July 2003, the credit facility was extended until May 31, 2006.   The credit facility is currently comprised of a revolving line of credit pursuant to which the Company could borrow up to $15.0 million at the Bank’s prime rate per annum. The credit facility is collateralized by substantially all of the assets of the Company’s United States-based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.

          The Company was in compliance with the loan agreement related to the credit facility as of March 31, 2006.  The Company estimates undrawn availability under the credit facility to be $12.9 million as of March 31, 2006.

          Cash to Fund Operating Activities

          The Company relies on the cash generated by operating activities and the financing available under its credit facility to fund ongoing operations.  The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations.  The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing.  The Company must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank.  Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with its bank covenants or obtain waivers of any defaults.

          The Company’s credit facility will expire on May 31, 2006.  The Company is currently in the process of securing a credit facility with another division of PNC Bank, NA; however, there can be no assurances that the Company will be able to secure such credit facility or that such credit facility shall be available on terms advantageous to the Company.  In the event the Company is unable to secure such credit facility, the Company will pursue alternate sources of financing; however, there can be no assurances that the Company will be able to secure alternate sources of financing to fund its operations or that if available such financing will be on terms that are advantageous to the Company.

          The Company’s 2006 operating plan contains assumptions regarding revenue and expenses. The Company’s significant cash requirements for 2006 include operating expenses and capital investments in infrastructure for its India operations amounting to approximately $3.0 million.  The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, the Company may seek additional financing from time to time for general corporate purposes, provided however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange.  Assuming that the Company succeeds in obtaining an alternate credit facility and achieving the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under such a credit facility will be sufficient to fund the Company’s current and planned operations through at least December 31, 2006.   In the event the Company is unable to secure an alternate credit facility, management believes that the Company’s cash on hand will be sufficient to fund the Company’s current and planned operations through at least December 31, 2006, provided that the Company reduces planned capital expenditures and achieves the revenue and expense targets included in the operating plan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

          Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company’s European and/or Asian operations as reflected in the Company’s consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as on March 31, 2006, but intends to review its exposure on a quarterly basis using a cost-benefit analysis determine whether it should enter into arrangements that mitigate the risk.

Item 4	Controls and Procedures.

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based its most recent evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls

          Except for the steps taken in the ongoing remediation efforts discussed in “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion of its Internal Control Over Financial Reporting,” of the Company’s annual report on Form 10-K for the year ended December 31, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2006.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $737,000) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $737,000, the Company has made payments of approximately $798,000 under protest to the India tax authority. The resulting overpayment of $61,000 is refundable. The Company has reserved the full amount of additional tax demand against this potential liability.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company is planning to file an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.   Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  On March 27, 2006, Defendants filed motions to dismiss the second amended consolidated complaint.

          There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

Item 1A.	Risk Factors

          This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s intention to shift more of its focus towards the management and support of customers’ enterprise, e-commerce and m-commerce applications. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements.

          •     Lack of Profitability.  The Company’s lack of profitability over recent periods may impact its ability to attract customers, employees, investors and creditors.  The Company’s ability to achieve profitability in future periods will depend in large part on its ability to generate new sales, particularly annuity-based engagements, to improve its rate of employee utilization, and to manage selling, general and administrative expenses in proportion to its top line.

          •     Ability to Retain Key Executive and Sales Leadership Personnel.   The Company experienced significant executive and board level turnover in 2004 and through mid 2005.  The Company also experienced significant turnover in its sales managers and personnel in 2004 through 2005.  Such turnover has resulted in a lack of historical knowledge and experience and has impacted the Company’s ability to maintain consistent relationships with its existing and prospective customers, to build and convert pipeline opportunities and to generate new business.  There can be no assurance that the departure of one or more of such key personnel would not have a material adverse effect on the Company’s financial condition and results of operations.

          •     Ability to Secure and Maintain Access to External Sources of Funding.  In addition to cash generated by on-going operations, the Company relies on access to external sources of funding and its ability to timely collect cash from its customers to manage its business.  The Company’s existing credit facility, which represents its sole source of external funding, expires on May 31, 2006.  The Company’s ability to continue its ongoing business operations and fund future growth depends on its ability to secure a new credit facility and to maintain compliance with the financial and other covenants in such credit facility or to secure alternate sources of financing.  However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to the Company.

          •     Ability to Attract and Retain Technical Key Personnel.  The Company’s business is labor intensive and, therefore, the Company’s success depends in large part on its ability to recruit, retain, train and motivate highly skilled employees, particularly project managers and other senior level technical personnel.  The Company’s ability to attract and retain a sufficient number of highly skilled employees is impacted by a number of factors including, but not limited to, concerns regarding the Company’s financial condition, competition from departing executives and competition for employees in India which may cause increasing compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of recent changes in accounting rules related to stock options.

          •     Highly Competitive Market for Technical Personnel in India.   The market for technical personnel in India, which represents the primary recruiting market for the Company’s technical personnel, is extremely competitive resulting in increased compensation costs.  Such increasing compensation costs are contributing to the deterioration of the Company’s gross margins.

          •     Substantial Variability of Quarterly Operating Results.  The Company has experienced, and expects to continue to experience, inconsistent quarterly operating results. The substantial variability of the Company’s quarterly operating results are caused by a variety of factors, many of which are not within the Company’s control, including (i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends, (iii) the timing, size and stage of projects, (iv)  new service introductions by the Company or its competitors and the timing of new product introductions by the Company’s ERP partners, (v) levels of market acceptance for the Company’s services, (vi) general economic conditions, and (vii) the hiring of additional staff.

          •     Highly Competitive Information Technology Services Industry.  The markets for the Company’s services are highly competitive.  Many of the Company’s competitors have greater financial, technical and marketing resources than the Company.  The increased competition in the industry, among other negative effects, may cause a decrease in the Company’s billing and employee utilization rates

          •     Reliance on Key Partners.   The Company relies on continued relationships and business associated with SAP America and Oracle.  The continued uncertainty relating to Oracle’s integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft’s products, could adversely impact the Company’s ability to sell professional consulting services related to such enterprise resource applications.

          •     Concentration Risks.  The Company derives a significant portion of its revenue from a limited number of customers and projects.  The Company’s ability to grow its business depends in large part on maintaining such customer relationships and continuing purchasing power of such customers.  The loss of any large customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

          •     Ability to Maintain Effective Internal Controls.  The Company has previously experienced material weaknesses in its internal control over financial reporting.  If the Company is unable to continue to improve its control environment and to prevent material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact its ability: (i) to effectively manage the business;

(ii) to timely record, process, summarize and report financial statements that fairly present, in all material aspects, the Company’s financial condition, statements of operations and cash flows; and (iii)  to comply with applicable law, including the Sarbanes-Oxley Act of 2002.  In addition the Company will be required to comply with the internal control reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 beginning in 2007 (if the Company is not an “accelerated filer” as defined in Exchange Act Rule 12b-2 for 2006), or beginning in 2006 (if the Company is an “accelerated filer” for 2006).  If the Company is unable to maintain effective internal control over financial reporting, such inability will adversely affect the Company’s ability to comply with Section 404.  The Company will be an “accelerated filer” if the aggregate market value of the Company’s common stock held by non-affiliates is $75 million or more as of June 30, 2006.  As of May 3, 2006, there were 15,370,821 shares of common stock held by non-affiliates with an aggregate market value of approximately $30,434,000.

          •     Continued Availability of a Market for the Company’s Common Stock.  The Company’s common stock trades on the Pink Sheets.  In order to maintain liquidity in its common stock, the Company depends upon the continuing availability of a market on which its securities may be traded.  The Company’s ability to cause its stock to be listed on a national exchange and to maintain compliance with on-going listing requirements may impact the Company’s ability to attract investors and to use its common stock to fund future growth.

          •     Litigation and Compliance Risks.  The Company and certain former officers are defendants in a shareholder class action suit, as described under “Part II. Item 1 – Legal Proceedings – Shareholder Class Actions.”  If the Company is unable to defend itself and resolve the ongoing shareholder litigation related to the Company’s restatement of prior periods’ consolidated financial statements within the limits of the Company’s director and officer liability insurance policy such failure will adversely affect its financial condition.   In addition, there is the potential for significant claims against the Company relating to its professional services from customers or otherwise and the ability of the Company to adequately mitigate the risk of such potential claims may impact its future financial condition.  The Company’s ability to comply with existing and future immigration regulations may impact its ability to engage and deploy consultants on billable engagements.  Uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues including, but not limited to, accounting, corporate governance, immigration and taxation matters.

          •     Currency Fluctuation Risks.  Uncertainty relating to worldwide currency exchange rates, particularly in regard to the Indian rupee, U.S. Dollar, the Euro, British Pound, Danish Krone and Japanese Yen, and the fluctuations in such exchange rates may impact the Company’s quarterly and/or annual financial results.

          •     Geopolitical Risks.  There is the potential for future legislation by the United States government regulating or taxing outsourcing which may adversely affect the Company’s business model.  In addition, there is continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India’s continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to the Company’s business model.  Changes in India’s economic policies or additional legislation regarding information technology services businesses may adversely affect the Company’s business model.

          •     Reliance on Intellectual Property Rights.  The Company relies upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights.  The Company’s future success is dependent, in part, upon its proprietary methodologies and toolsets, development tools and other intellectual property rights.  The Company enters into confidentiality agreements with its employees, generally requires that its consultants and customers enter into such agreements, and limits access to and distribution of its proprietary information.  The Company also requires that substantially all of its employees and consultants assign to the Company their rights in intellectual property developed while employed or engaged by the Company.  There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.

          •     Risks Associated with Potential Tax Liabilities.  The Company was previously entitled to a tax holiday for certain revenue earned and expenses incurred by its existing Software Technology parks of India unit (“STPI Unit”) of its Hyderabad operations.  Such tax holiday expired effective April 1, 2006 and therefore the Company’s tax liability will increase.  In addition, in July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary.  In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction.  SeraNova’s management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off.  Although the Company and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify the Company with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova’s indemnification obligations under its tax sharing agreement with the Company.  If it were determined that the spin-off was taxable, the Company would bear the liability to pay such the tax liability, which would be material.  Please refer to Note 7 to the unaudited consolidated financial statements of the Company included elsewhere in this report for further information.

As a result of these factors and others, the Company’s actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

Item 5.	Other Information.

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”) a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things:  (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (iii) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $6,500).  Rent expense for the three months ended March 31, 2006 towards the said lease was 6.3 million Indian rupees (approximately $143,000).

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

2

Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1

Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.)

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

10.7

Agreement by and between the Company and Intelligroup Asia Private Limited (“Intelligroup Asia”) relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.8

Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)  See Exhibit 10.6.

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

10.26

First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.27*

Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28

Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

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

10.37

2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, included within Form 14A as filed on April 29, 2004.)

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

Exhibit No.	Description of Exhibit

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

10.52

Second Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.)

10.53*

Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.54*

First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2006.

INTELLIGROUP, INC.

Date: May 12, 2006	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: May 12, 2006	By:	/s/ Madhu Poomalil

Madhu Poomalil
Chief Financial Officer