Form 10-Q
period 2006-06-30
INTELLIGROUP INC
filed 2006-07-24
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 10, 2006:

Class	Number of Shares

Common Stock, $.01 par value	41,772,857

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

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	June 30 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,772	$5,305
Accounts receivable, less allowance for doubtful accounts of $633 and $1,329 at June 30, 2006 and December 31, 2005, respectively	17,914	18,533
Unbilled services	10,409	9,475
Prepaid expenses and other current assets	2,725	3,285

Total current assets	46,820	36,598
Property and equipment, net	3,832	4,098
Deferred tax and other assets	2,753	3,090

Total assets	$53,405	$43,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$6,104	$3,427
Accounts payable	2,401	5,044
Accrued payroll and related taxes	10,762	10,690
Accrued expenses and other current liabilities	3,765	4,076
Deferred revenue	1,447	847
Income taxes payable	1,420	955
Current portion of obligations under capital lease	408	257

Total current liabilities	26,307	25,296
Obligations under capital lease, net of current portion	424	350
Other long-term liabilities	175	250

Total liabilities	26,906	25,896

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 41,773 and 35,103 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	418	351
Additional paid-in capital	68,628	58,137
Accumulated deficit	(41,199)	(40,046)
Accumulated other comprehensive loss	(1,348)	(552)

Total shareholders’ equity	26,499	17,890

Total liabilities and shareholders’ equity	$53,405	$43,786

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

Revenue	$60,746	$66,126	$31,575	$33,690
Cost of revenue	43,313	48,690	22,066	24,388

Gross profit	17,433	17,436	9,509	9,302

Selling, general and administrative expenses	17,493	17,913	8,344	9,494
Depreciation and amortization	1,151	1,045	572	608

Total operating expenses	18,644	18,958	8,916	10,102

Operating income (loss)	(1,211)	(1,522)	593	(800)
Interest income (expense), net	(179)	(153)	(73)	(96)
Other income (expense)	1,308	(588)	1,331	(368)

Income (loss) before income tax provision (benefit)	(82)	(2,263)	1,851	(1,264)
Provision for (benefit of) income taxes	1,070	(285)	1,028	23

Net income (loss)	$(1,152)	$(1,978)	$823	$(1,287)

Income (loss) per share:
Basic net income (loss) per share	$(0.03)	$(0.06)	$0.02	$(0.04)

Weighted average number of common shares outstanding - basic	38,473	35,103	41,770	35,103
Diluted net income (loss) per share	$(0.03)	$(0.06)	$0.02	$(0.04)

Weighted average number of common shares outstanding - diluted	38,473	35,103	41,838	35,103
Comprehensive income (loss)
Net income (loss)	$(1,152)	$(1,978)	$823	$(1,287)
Other comprehensive income - currency translation adjustments	(796)	594	(1,016)	417

Comprehensive loss	$(1,948)	$(1,384)	$(193)	$(870)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED JUNE 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,152)	$(1,978)
Adjustments to reconcile net loss to net cash used in operating activities	(20)	216

Net cash used in operating activities	(1,172)	(1,762)

Cash flows from investing activities:
Purchase of property and equipment	(396)	(226)

Net cash used in investing activities	(396)	(226)

Cash flows from financing activities:
Principal payments under capital leases	(310)	(183)
Net proceeds from private placement	9,755	—
Net change in line of credit borrowings	2,677	1,678

Net cash provided by financing activities	12,122	1,495

Effect of foreign currency exchange rate changes on cash	(87)	(41)

Net increase (decrease) in cash and cash equivalents	10,467	(534)
Cash and cash equivalents - beginning of period	5,305	6,239

Cash and cash equivalents - end of period	$15,772	$5,705

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1-	BASIS OF PRESENTATION

          The condensed consolidated financial statements and accompanying financial information as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.

          The amounts for the December 31, 2005 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005.

          The results of the Company’s operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Earnings (loss) per Common Share

          Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

          For the three months ended June 30, 2006 and 2005, respectively, options to purchase 1,976,000 and 4,167,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.  For the six months ended June 30, 2006 and 2005, respectively, options to purchase 4,304,000 and 4,167,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

          Share-Based Compensation Plans

          The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.  Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss for the six and three months ended June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS No. 123”).

          There were three share-based payment awards granted in the second quarter of 2006, and the Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Share-Based Compensation Plans (Continued)

          Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive loss if the exercise price of the option was at least equal to the market price of common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.  As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to modifications of granted options.  In accordance, with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if it had applied the fair value-based method in measuring compensation expense for all share-based compensation plans, including stock options.  Had compensation costs for stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, net loss and basic and diluted loss per common share for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

Net loss - as reported	$(1,978)	$(1,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(816)	(207)

Net loss - pro forma	$(2,794)	$(1,494)

Loss per common share - basic and diluted:
As reported	$(0.06)	$(0.04)

Pro forma	$(0.08)	$(0.04)

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

                •Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity, and other factors.

                •Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

                •Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

                •Dividends – the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore does not anticipate paying any cash dividends in the foreseeable future.

          Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          Prior to the adoption of SFAS No. 123R, all tax benefits for deductions resulting from the exercise of stock options were reported as operating cash flows on the statement of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.  Although there were options exercised during the six months ended June 30, 2006, no tax benefits were recorded due to there being no tax benefits for tax deductions expected to be utilized, based on the history of net operating losses.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 3-	LINE OF CREDIT

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”).  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 8.25% as of June 30, 2006, plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.  The Credit Agreement  provides for  certain financial  covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

          The Company was in compliance with the loan agreement related to the Credit Facility as of June 30, 2006.

          As of June 30, 2006, the Company had $6.1 million outstanding borrowings under the Credit Facility. The Company estimates undrawn availability under the Credit Facility to be $8.9 million as of June 30, 2006.

NOTE 4-	RELATED PARTY TRANSACTIONS

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $329,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500).  Rent expense for the six months ended June 30, 2006 towards the said lease was 12.7 million rupees (approximately $283,000). There are no advance lease rentals as of June 30, 2006.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 5-	LITIGATION

          India Tax Assessment

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended June 30, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority. The resulting overpayment is refundable.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company has filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

          Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  Defendants’ motions to dismiss the second amended consolidated complaint are currently pending before the District of New Jersey.  No trial date has been scheduled and no discovery has taken place.

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
JUNE 30, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY

          2006 Private Placement

          On March 31, 2006, the Company completed a $10 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P., an affiliate of SOFTBANK Corporation, acquired an additional 3,333,333 shares of the Company’s common stock and Venture Tech Assets Pvt. Ltd. acquired an additional 3,333,334 shares of the Company’s common stock, at a share price of $1.50 (the “2006 Private Placement”).  The 2006 Private Placement was approved by a special committee of disinterested members of the Board of Directors and generated $9.8 million of proceeds to the Company, net of transaction expenses.

          Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $0.3 for the three months ended June 30, 2006, and $0.8 million for the six months ended June 30, 2006.  The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income (loss) for the first six months of 2006 and 2005, respectively, due to its history of net operating losses.   The Company received approximately $4,000 and $0 from option exercises under share-based compensation plans for each of the six months ended June 30, 2006 and 2005, respectively.

          Stock Options:

          The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan.  Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.  The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee receiving incentive stock option award who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  Notwithstanding the foregoing, the Compensation Committee of the Board may in its discretion issue non-qualified stock options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any incentive stock options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.  The Compensation Committee may provide that if a Change of Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced may become fully vested and exercisable.  The Compensation Committee, subject to approval of the Board, may terminate, amend, or modify the 2004 Plan at any time; provided, however, that stockholder approval must be obtained for any amendment to the extent necessary or desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the 2004 Plan, to permit the Compensation Committee to grant options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. The 2004 Plan terminates on June 8, 2014 unless terminated earlier by the Company’s Board of Directors.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

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

          A summary of stock option activity as of June 30, 2006, and changes during the six months then ended is presented below:

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	4,001	$2.32
Granted	635	1.60
Exercised	(4)	1.38
Canceled, forfeited or expired	(328)	1.78

Outstanding as of June 30, 2006	4,304	$2.26	8.1	$543

Exercisable as of June 30, 2006	1,577	$2.71	6.5	$185

          The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Expected Volatility	103.50%	107.0%	103.5% - 104.2%	107.0%
Expected Lives	2.57 years	2.10 years	1.00 - 3.23 years	2.10 years
Risk free Interest Rate	5.20%	3.82%	4.79% - 5.20%	3.82%
Expected Dividends	0%	0%	0%	0%

                The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $1.14 and $0.71, respectively.  The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.97 and $0.71, respectively.   The aggregate intrinsic value of options outstanding as of June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in-the-money at that date.  The intrinsic value of exercised options during the six months ended June 30, 2006 was $1,100.

          The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The Company has calculated its forfeiture rate at 18.1% for the six months ended June 30, 2006.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to the stock options.  That cost is expected to be recognized over the next four years.

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
JUNE 30, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

          Impact of the Adoption of SFAS No. 123R:

          The Company adopted the provisions of SFAS No. 123R on January 1, 2006.  See Note 2 for information regarding the adoption of SFAS No. 123R.  The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the six and three months ended June 30, 2006 (in thousands except per share information):

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006

Cost of Revenue	$279	$135
Selling, general and administrative expenses	525	195

Increase to net loss	$804	$330

Change in income (loss) per share:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

•	India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India headquarters is located in Hyderabad, India;

•	Europe – includes the operations of the Company in Denmark, and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom; and

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

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

Accordingly, the Company’s consolidated operating results for the three and six months ended June 30, 2006 and 2005  are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total

Three months ended June 30, 2006
Revenue	$19,586	$8,483	$2,247	$1,259	$31,575
Operating income (loss)	(1,747)	2,137	328	(125)	593
Income tax expense (benefit)	73	1,026	—	(71)	1,028
Three months ended June 30, 2005
Revenue	$23,542	$7,353	$1,881	$914	$33,690
Operating income (loss)	(1,736)	1,095	(45)	(114)	(800)
Income tax expense (benefit)	21	41	—	(39)	23

	United States	India	Europe	Japan	Total

Six months ended June 30, 2006
Revenue	$38,623	$15,891	$3,798	$2,434	$60,746
Operating income (loss)	(4,263)	2,974	288	(210)	(1,211)
Income tax expense (benefit)	(14)	1,199	—	(115)	1,070
Six months ended June 30, 2005
Revenue	$46,436	$14,144	$3,830	$1,716	$66,126
Operating income (loss)	(3,328)	2,300	(193)	(301)	(1,522)
Income tax expense (benefit)	41	(188)	—	(138)	(285)

NOTE 8-	COMMITMENTS AND CONTINGENCIES

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
JUNE 30, 2006 AND 2005

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Agreements

          As of June 30, 2006, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.3 million.  In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.5 million to such individuals.

NOTE 9-	OTHER INCOME

          Other income (expense) results primarily from transaction gains or losses associated with changes in foreign currency exchange rates.  For the six months ended June 30, 2006, the Company recorded transaction gains of approximately $0.8 million, and for the six months ended June 30, 2005, the Company recorded transaction losses of $0.9 million as a result of currency translation, primarily as a result of currency fluctuations in India and Europe.  For the three months ended June 30, 2006, the Company recorded transaction gains of approximately $1.0 million, and for the three months ended June 30, 2005, the Company recorded transaction losses of approximately $0.5 million, as a result of currency translation, primarily as a result of currency fluctuations in India and Europe.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following:  (i)  key factors in evaluating the Company’s financial performance;  (ii) application of critical accounting principles, which explains the accounting principles necessary to understand how the Company records its financial information; (iii)  results of operations - consolidated, in which the Company’s consolidated results are compared period to period to recognize trends; (iv)  results of operations by business segment, which allows the Company to compare the results of its different business units; and (v) liquidity and capital resources.

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

Fixed Price Projects

          The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the six months ended June 30, 2006 and 2005, revenue derived from projects under fixed price contracts represented approximately 39% and 44% of the Company’s total revenue. No single fixed price project was material to the Company’s business during 2006 or 2005. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2006 and 2005, the Company’s ten largest customers accounted for in the aggregate approximately 54% and 49% of its revenue, respectively. During both of the six months ended June 30, 2006 and 2005, one customer accounted for 10% or more of revenue.  For the six months ended June 30, 2006 and 2005, 21% and 12%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. The increase in supplemental resources revenue was primarily the result of increased resources required by a few customers.  There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

          For the six months ended June 30, 2006 and 2005, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

SAP	72%	72%
PeopleSoft	14%	20%
Oracle	6%	2%
e-Business	6%	5%
Others	2%	1%

Total	100%	100%

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

Expenses

          The Company’s most significant cost is project personnel expenses, which consist of consultant salaries, subcontractor fees, benefits and payroll-related expenses. Thus, the Company’s financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

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

          The compensation cost that has been charged against income for share-based compensation plans was $0.3 for the three months ended June 30, 2006, and $0.8 for the six months ended June 30, 2006.  Due to the Company’s net operating losses carried forward, along with current year losses, the Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income for the first six months of 2006.   The Company received approximately $4,000 and $0 from option exercises under share-based compensation plans for each of the six months ended June 30, 2006 and 2005, respectively.

          As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to stock options.  Those costs are expected to be recognized the next four years.

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

Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue Six Months Ended June 30,

	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	71.3	73.6

Gross profit	28.7	26.4

Selling, general and administrative expenses	28.8	27.1
Depreciation and amortization	1.9	1.6

Total operating expenses	30.7	28.7

Operating loss	(2.0)	(2.3)
Interest income (expense), net	(0.3)	(0.2)
Other income (expense)	2.2	(0.9)

Loss before income tax provision (benefit)	(0.1)	(3.4)
Income tax provision (benefit)	1.8	(0.4)

Net loss	(1.9)%	(3.0)%

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

          The following discussion compares the consolidated results of operations for the six months ended June 30, 2006 and 2005.

          Revenue.  Total revenue decreased by 8.1%, or $5.4 million, from $66.1 million for the six months ended June 30, 2005 to $60.7 million for the six months ended June 30, 2006.  While total revenue decreased for the six months ended June 30, 2006, the Company’s India subsidiary (an increase of $1.7 million) and Japan subsidiary (an increase of $0.7 million) experienced revenue growth.  The revenue growth in India results directly from increased demand in the US from both new and existing customers for the majority of the Company’s offshore services, including traditional consulting service offerings, application management and support services, and offshore development services. The increase in Japan revenue results primarily from increased demand for the Company’s consulting services within the local SAP market.  Meanwhile, the revenue for the United States decreased by $7.8 million, which is primarily attributable to the completion of several major implementation projects during 2005 coupled with the lack of new projects to replace the revenue as these major implementation projects ramped down, and the decline in the Company’s PeopleSoft business which decreased by $4.9 million from $13.3 million for the six months ended June 30, 2005 to $8.4 million for the six months ended June 30, 2006 as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.  Revenue in Europe remained relatively constant.

          Cost of revenue and gross profit.  The Company’s cost of revenue decreased by 11.0%, or $5.4 million, from $48.7 million for the six months ended June 30, 2005, to $43.3 million for the six months ended June 30, 2006, due primarily to the decrease in headcount and related compensation and travel related costs for consultants related to the decline in the Company’s PeopleSoft business.  The Company does not expect continued decreases in headcount.  The Company’s gross profit remained relatively constant at $17.4 million for the six months ended June 30, 2005 and June 30, 2006, respectively. Gross margin increased to 28.8% for the six months ended June 30, 2006, from 26.4% for the six months ended June 30, 2005. The increase in gross margin is primarily attributable to reduced non-project expenses.  Due to increasing compensation costs beginning in the third quarter of 2006, the Company expects lower gross margin through the full year 2006.  However, the Company is pursuing cost optimization measures that may partially offset the increased compensation costs.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 2.3% or $0.4 million to $17.5 million for the six months ended June 30, 2006, from $17.9 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 28.9% from 27.1%, respectively.  The decrease in selling, general and administrative expenses was related primarily to decreased legal and professional fees, offset by costs associated with increased sales personnel and related travel and marketing expenses.  The Company does not expect to increase sales personnel significantly through the end of full year 2006.

          Income tax provision (benefit).  The Company recorded an income tax provision of $1.1 million on a pretax loss of $0.1 million for the six months ended June 30, 2006 as opposed to a benefit for income taxes of $0.3 million on pretax loss of $2.3 million for the six months ended June 30, 2005 primarily due to the expiration of the India tax holiday and taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions, resulting in an increase of $1.4 million.

	Percentage of Revenue Three Months Ended June 30,

	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	69.9	72.4

Gross profit	30.1	27.6

Selling, general and administrative expenses	26.4	28.2
Depreciation and amortization	1.8	1.8

Total operating expenses	28.2	30.0

Operating income (loss)	1.9	(2.4)
Interest income (expense), net	(0.2)	(0.3)
Other income (expense)	4.2	(1.1)

Income (loss) before income tax provision (benefit)	5.9	(3.8)
Income tax provision	3.3	0.0

Net income (loss)	2.6%	(3.8)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

          The following discussion compares the consolidated results of operations for the three months ended June 30, 2006 and 2005.

          Revenue.  Total revenue decreased by 6.3%, or $2.1 million, from $33.7 million for the three months ended June 30, 2005 to $31.6 million for the three months ended June 30, 2006.  While total revenue decreased for the three months ended June 30, 2006, the Company’s India subsidiary (an increase of $1.1 million), European operations (an increase of $0.4 million) and Japan subsidiary (an increase of $0.3 million) experienced revenue growth.  The revenue growth in India results directly from increased demand in the US from both new and existing customers for the majority of the Company’s offshore services, including traditional consulting service offerings, application management and support services, and offshore development services. The increase in Europe was primarily attributable to one new large contract entered into during the three months ended June 30, 2006 and the increase in Japan’s revenue results primarily from increased demand for the Company’s consulting services within the local SAP market.  Meanwhile, the revenue for the United States decreased by $4.0 million, which is primarily attributable to the completion of several major implementation projects during 2005 coupled with the lack of new projects to replace the revenue as these major implementation projects ramped down and the decline in the Company’s PeopleSoft business which decreased $2.1 million from $7.1 million for the three months ended June 30, 2005 to $4.3 million for the three months ended June 30, 2006 as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.

          Cost of revenue and gross profit.  The Company’s cost of revenue decreased by 9.5%, or $2.3 million, from $24.4 million for the three months ended June 30, 2005, to $22.1 million for the three months ended June 30, 2006, due primarily to the decrease in onsite headcount and related compensation and travel related costs for consultants related to the decline in the Company’s PeopleSoft business and non-project expenses.  The Company does not expect decreases in headcount to continue.  The Company’s gross profit increased by 2.2% to $9.5 million for the three months ended June 30, 2006 from $9.3 million for the three months ended June 30, 2005. Gross margin increased to 30.1% for the three months ended June 30, 2006 from 27.6% for the three months ended June 30, 2005. The increase in gross profit results from a reduction in compensation costs and certain project related expenses, offset partially by a reduction of revenue.  The increase in gross margin is primarily attributable to reduced non-project expenses.  Due to increasing compensation costs beginning in the third quarter of 2006, the Company expects lower gross margin through the full year 2006.  However, the Company is pursuing cost optimization measures that may partially offset the increased compensation costs.

          Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by 12.1% or $1.2 million to $8.3 million for the three months ended June 30, 2006, from $9.5 million for the three months ended June 30, 2005, and decreased as a percentage of revenue to 26.4% from 28.2%, respectively.  The decrease in selling, general and administrative expenses was related primarily to decreased costs associated with legal and professional fees.

          Income tax provision (benefit).  The Company recorded an income tax provision of $1.0 million on pretax income of $1.9 million for the three months ended June 30, 2006 as opposed to an income tax provision of $0.0 million on pretax loss of $1.3 million for the three months ended June 30, 2005 primarily due to the expiration of the India tax holiday, and taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions, resulting in an increase of $1.0 million.

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

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

          The following discussion compares the segment results of operations for the six months ended June 30, 2006 and 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Six Months Ended June 30,

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$38,623	63.6%	$46,436	70.2%
India	15,891	26.2	14,144	21.4
Europe	3,798	6.2	3,830	5.8
Japan	2,434	4.0	1,716	2.6

Total	$60,746	100.0%	$66,126	100.0%

          US revenue decreased by 16.8%, or $7.8 million, from $46.4 million for the six months ended June 30, 2005 to $38.6 million for the six months ended June 30, 2006. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2005 coupled with the lack of new customer engagements to replace the revenue as these major implementation projects ramped down and the decline in the Company’s PeopleSoft business as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.

          India revenue increased by 12.4%, or $1.7 million, from $14.1 million for the six months ended June 30, 2005, to $15.9 million for the six months ended June 30, 2006. The increase was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue remained relatively constant at $3.8 million for the six months ended June 30, 2005 and June 30, 2006.

          Japan revenue increased by 41.8% or $0.7 million, from $1.7 million for the six months ended June 30, 2005, to $2.4 million for the six months ended June 30, 2006.  The increase was due primarily to increased demand for the Company’s consulting services within the local SAP market.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Six Months Ended June 30,

	2006	2005

United States	$(4,263)	$(3,328)
India	2,974	2,300
Europe	288	(193)
Japan	(210)	(301)

Total	$(1,211)	$(1,522)

          US operating performance decreased from an operating loss of $3.3 million for the six months ended June 30, 2005 to an operating loss of $4.3 million for the six months ended June 30, 2006.  The increase in the operating loss was primarily related to decreased revenue.

          India operating income increased by $0.7 million, from $2.3 million for the six months ended June 30, 2005, to $3.0 million for the six months ended June 30, 2006. The increase in operating income was primarily related to increased revenues partly offset by increased compensation costs and additional infrastructure costs as a result of increased headcount and newly leased premises.

          Europe operating performance improved by $0.5 million from an operating loss of $0.2 million for the six months ended June 30, 2005, to an operating income of $0.3 million for the six months ended June 30, 2006. The improvement was attributable primarily to decreased project related costs.

          Japan operating performance improved by $0.1 million from operating loss of $0.3 million for the six months ended June 30, 2005, to an operating loss of $0.2 million for the six months ended June 30, 2006.  The improvement was attributable primarily to an increase in revenues.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

          The following discussion compares the segment results of operations for the three months ended June 30, 2006 and 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Three Months Ended June 30,

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$19,586	62.0%	$23,542	69.9%
India	8,483	26.9	7,353	21.8
Europe	2,247	7.1	1,881	5.6
Japan	1,259	4.0	914	2.7

Total	$31,575	100.0%	$33,690	100.0%

          US revenue decreased by 16.8%, or $3.9 million, from $23.5 million for the three months ended June 30, 2005 to $19.6 million for the three months ended June 30, 2006. The decrease in the United States revenue results primarily from the completion of several major implementation projects during 2005 coupled with the lack of new customer engagements to replace the revenue as these major implementation projects ramped down and the decline in the Company’s PeopleSoft business as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.

          India revenue increased by 15.4%, or $1.1 million, from $7.4 million for the three months ended June 30, 2005, to $8.5 million for the three months ended June 30, 2006. The increase was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased by 19.5%, or $0.3 million, from $1.9 million for the three months ended June 30, 2005, to $2.2 million for the three months ended June 30, 2006.  The increase was primarily attributable to one new large contract entered into during the three months ended June 30, 2006.

          Japan revenue increased by 37.7% or $0.4 million, from $0.9 million for the three months ended June 30, 2005, to $1.3 million for the three months ended June 30, 2006.  The increase was primarily due to increased demand for the Company’s consulting services within the local SAP market.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended June 30,

	2006	2005

United States	$(1,747)	$(1,736)
India	2,137	1,095
Europe	328	(45)
Japan	(125)	(114)

Total	$593	$(800)

          US operating performance remained relatively constant at $1.7 million for each of the three months ended June 30, 2006 and June 30, 2005, primarily the result of decreased selling, general and administrative costs associated with legal and professional expenses, offset by reduced revenues.

          India operating income increased by $1.0 million, from $1.1 million for the three months ended June 30, 2005, to $2.1 million for the three months ended June 30, 2006. The increase in operating income was primarily related to increased revenues.

          Europe operating performance improved by $0.4 million from an operating loss of $0.1 million for the three months ended June 30, 2005, to operating income of $0.3 million for the three months ended June 30, 2006. The improvement was attributable primarily to increased revenues and decreased non-project related costs.

          Japan operating performance remained relatively constant at $0.1 million operating loss for each of the three months ended June 30, 2005 and June 30, 2006.

Liquidity and Capital Resources

2006 Cash Position and Cash Flows

          The Company had cash and cash equivalents of $15.8 million at June 30, 2006 and $5.3 million at December 31, 2005.  The Company had working capital of $20.5 million at June 30, 2006 and $11.3 million at December 31, 2005.  The increase in working capital resulted primarily from the 2006 Private Placement completed on March 31, 2006.

          Cash used in operating activities was $1.2 million for the six months ended June 30, 2006, resulting primarily from the net loss of $1.2 million.

          The Company invested $0.4 million and $0.2 million in computer equipment, internal-use computer software and office furniture and fixtures and leasehold improvements during the six months ended June 30, 2006 and 2005, respectively.

          Credit Facility

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”)  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

          The Company was in compliance with the loan agreement related to the credit facility as of June 30, 2006.  The Company estimates undrawn availability under the credit facility to be $8.9 million as of June 30, 2006.

          Cash to Fund Operating Activities

          The Company relies on the cash generated by operating activities, cash on hand and the financing available under its credit facility to fund ongoing operations.  The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations.  The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing.  The Company must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank.  Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with its bank covenants or obtain waivers of any defaults.

          The Company’s 2006 operating plan contains assumptions regarding revenue and expenses. The Company’s significant cash requirements for 2006 include capital investments in infrastructure for its India operations amounting to approximately $3.0 million and operating expenses.  The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, the Company may seek additional financing from time to time for to fund its cash requirements for operating expenses and capital expenses, however that the availability of financing may be limited because the Company is not currently listed on a national stock exchange.  Assuming that the Company achieves the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

          Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation or interest rate changes have historically had a material effect on its revenues or results of operations. During the three months ended June 30, 2006, the Company had a foreign currency fluctuation gain of approximately $0.8 million, and the Company believes this is due to a significant favorable fluctuation, primarily in Asia.  Significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could favorably or adversely impact the Company’s revenues and results of operations in the future. If there is a material change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change could materially affect the result of the Company’s European and/or Asian operations as reflected in the Company’s consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as on June 30, 2006, but intends to review its exposure on a quarterly basis using a cost-benefit analysis determine whether it should enter into arrangements that mitigate the risk.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based its most recent evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls

          Except for the steps taken in the ongoing remediation efforts discussed in “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion of its Internal Control Over Financial Reporting,” of the Company’s annual report on Form 10-K for the year ended December 31, 2005 some of which continued through the three months ended June 30, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2006.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended June 30, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority. The resulting overpayment is refundable.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company has filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.8 million could be refunded to the Company.

Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.   Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  Defendants’ motions to dismiss the second amended consolidated complaint are currently pending before the District of New Jersey.  No trial date has been scheduled and no discovery has taken place.

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

          •     Ability to Maintain Effective Internal Control.  The Company has previously experienced material weaknesses in its internal control over financial reporting.  If the Company is unable to continue to improve its control environment and to prevent material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact its ability: (i) to effectively manage the business; (ii) to timely record, process, summarize and report financial statements that fairly present, in all material aspects, the Company’s financial condition, statements of operations and cash flows; and (iii)  to comply with applicable law, including the Sarbanes-Oxley Act of 2002.  In addition the Company will be required to comply with the internal control reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 beginning in 2007.  If the Company is unable to maintain effective internal control over financial reporting, such inability will adversely affect the Company’s ability to comply with Section 404.

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

          •     Ability to Secure and Maintain Access to External Sources of Funding.  In addition to cash generated by on-going operations, the Company relies on access to external sources of funding and its ability to timely collect cash from its customers to manage its business.  The Company’s ability to continue its ongoing business operations and fund future growth depends on its ability to maintain compliance with the financial and other covenants in its credit facility or to secure alternate sources of financing.  However, such alternate financing may not be available or if available may not be on terms favorable to the Company.

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

Item 4.	Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting on June 8, 2006 (“2006 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.

          At the 2006 Annual Meeting, the Company submitted a proposal to elect Vikram Gulati, Ravi Adusumalli, Ajit Isaac, Srini Raju, Sandeep Reddy and Andrew Yan to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:	Votes For:	Votes Withheld:

Vikram Gulati	36,861,638 Shares	202,220 Shares
Ravi Adusumalli	36,839,907 Shares	223,951 Shares
Ajit Isaac	36,875,535 Shares	188,323 Shares
Srini Raju	36,864,535 Shares	199,323 Shares
Sandeep Reddy	36,850,607 Shares	213,251 Shares
Andrew Yan	36,859,338 Shares	204,520 Shares

          At the 2006 Annual Meeting, the Company submitted a proposal to ratify the appointment of J.H. Cohn LLP as the Company’s independent auditors for the year ended December 31, 2006. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

36,969,026	94,122	710	0

          At the 2006 Annual Meeting, the Company submitted a proposal to adopt the Third Amendment to the 2004 Equity Incentive Award Plan. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

26,825,102	127,861	83,406	10,027,489

Item 5.	Other Information.

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”) a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things:  (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15.3 million Indian rupees (approximately $329,000); (iii) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500).  Rent expense for the six months ended June 30, 2006 towards the said lease was 12.7 million Indian rupees (approximately $283,000).

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

2

Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1

Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on June 30, 2006.)

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

10.12

Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

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

10.35*

Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36*

Separation Agreement between the Company and Ed Carr.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

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

10.52*

Second Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.)

10.53

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

10.55

Second Amended and Restated Revolving Credit Loan and Security Agreement dated May 23, 2006 by and between Intelligroup, Inc., Empower Inc. and Steel City Capital Funding, a division of PNC Bank, National Association.  (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.56

Second Amended and Restated Revolving Secured Note dated May 23, 2006.  (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.57*

Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati.  (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.58*†	Third Amendment to the 2004 Equity Incentive Award Plan.

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of July 2006.

INTELLIGROUP, INC.

Date: July 21, 2006	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: July 21, 2006	By:	/s/ Madhu Poomalil

Madhu Poomalil
Chief Financial Officer