Form 10-Q
period 2006-09-30
INTELLIGROUP INC
filed 2006-11-03
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 24, 2006:

Class	Number of Shares

Common Stock, $.01 par value	41,932,857

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 and 2005 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1a.	Risk Factors	26
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		34

FORWARD-LOOKING STATEMENTS

                    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

PART I          FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	September 30, 2006	December 31, 2005

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,425	$5,305
Accounts receivable, less allowance for doubtful accounts of $634 and $1,329 at September 30, 2006 and December 31, 2005, respectively	19,635	18,533
Unbilled services	11,064	9,475
Prepaid expenses and other current assets	2,160	3,285

Total current assets	46,284	36,598
Property and equipment, net	6,589	4,098
Deferred tax and other assets	2,511	3,090

Total assets	$55,384	$43,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$4,345	$3,427
Accounts payable	3,705	5,044
Accrued payroll and related taxes	10,852	10,690
Accrued expenses and other current liabilities	4,173	4,076
Deferred revenue	1,312	847
Income taxes payable	1,256	955
Current portion of obligations under capital lease	467	257

Total current liabilities	26,110	25,296
Obligations under capital lease, net of current portion	403	350
Other long-term liabilities	1,852	250

Total liabilities	28,365	25,896

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 41,933 and 35,103 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	419	351
Additional paid-in capital	69,246	58,137
Accumulated deficit	(41,412)	(40,046)
Accumulated other comprehensive loss	(1,234)	(552)

Total shareholders’ equity	27,019	17,890

Total liabilities and shareholders’ equity	$55,384	$43,786

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

Revenue	$93,277	$95,865	$32,530	$29,738
Cost of revenue	66,527	71,514	23,214	22,823

Gross profit	26,750	24,351	9,316	6,915

Selling, general and administrative expenses	25,587	27,957	8,092	10,043
Depreciation and amortization	1,829	1,628	679	583

Total operating expenses	27,416	29,585	8,771	10,626

Operating income (loss)	(666)	(5,234)	545	(3,711)
Interest income (expense), net	(399)	(186)	(220)	(34)
Other income (expense), net	1,647	(286)	340	302

Income (loss) before income tax provision (benefit)	582	(5,706)	665	(3,443)
Provision for (benefit of) income taxes	1,947	(153)	878	132

Net loss	$(1,365)	$(5,553)	$(213)	$(3,575)

Loss per share:
Basic net loss per share	$(0.03)	$(0.16)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding - basic	39,591	35,103	41,802	35,103
Diluted net loss per share	$(0.03)	$(0.16)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding - diluted	39,591	35,103	41,802	35,103
Comprehensive loss
Net loss	$(1,365)	$(5,553)	$(213)	$(3,575)
Other comprehensive income (loss) - currency translation adjustments	(682)	442	114	(152)

Comprehensive loss	$(2,047)	$(5,111)	$(99)	$(3,727)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,365)	$(5,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	716	7,320

Net cash provided by (used in) operating activities	(649)	1,767

Cash flows from investing activities:
Purchase of property and equipment	(1,667)	(1,098)

Net cash used in investing activities	(1,667)	(1,098)

Cash flows from financing activities:
Principal payments under capital leases	(422)	(277)
Net proceeds from private placement	9,750	—
Net proceeds from stock options exercised	245	—
Net change in line of credit borrowings	918	298

Net cash provided by financing activities	10,491	21

Effect of foreign currency exchange rate changes on cash	(55)	(105)

Net increase in cash and cash equivalents	8,120	585
Cash and cash equivalents - beginning of period	5,305	6,239

Cash and cash equivalents - end of period	$13,425	$6,824

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 1-	BASIS OF PRESENTATION

          The condensed consolidated financial statements and accompanying financial information as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.

          The amounts for the December 31, 2005 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005.

          The results of the Company’s operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Earnings (loss) per Common Share

          Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock is not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

          For the three months ended September 30, 2006 and 2005, respectively, options to purchase 4,003,000 and 4,012,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.  For the nine months ended September 30, 2006 and 2005, respectively, options to purchase 4,003,000 and 4,012,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

          Derivative Instruments

          During the three months ended September 30, 2006, the Company entered into a foreign currency forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated asset balances at its Indian subsidiary.  The foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income (loss).

          Share-Based Compensation Plans

          The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.  Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss for the nine and three months ended September 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS No. 123”).

          There were eleven share-based payment awards granted in the nine months ended September 30, 2006.  The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Share-Based Compensation Plans (Continued)

          Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive loss if the exercise price of the option was at least equal to the market price of common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.  As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to modifications of granted options.  In accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if it had applied the fair value-based method in measuring compensation expense for all share-based compensation plans, including stock options.  Had compensation costs for stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, net loss and basic and diluted loss per common share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005

Net loss - as reported	$(5,553)	$(3,575)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(989)	(197)

Net loss - pro forma	$(6,542)	$(3,772)

Loss per common share - basic and diluted:
As reported	$(0.16)	$(0.10)

Pro forma	$(0.19)	$(0.11)

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

          •Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, and historical volatility adjusted for periods of unusual stock price activity.

          •Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used.

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

          Prior to the adoption of SFAS No. 123R, all tax benefits for deductions resulting from the exercise of stock options were reported as operating cash flows on the statement of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.  Although there were options exercised during the nine months ended September 30, 2006, no tax benefits were recorded due to there being no tax benefits for tax deductions expected to be utilized, based on the history of net operating losses.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 3-	LINE OF CREDIT

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”).  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 8.25% as of September 30, 2006, plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.  The Credit Agreement  provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

          The Company was in compliance with the loan agreement related to the Credit Facility as of September 30, 2006.

          As of September 30, 2006, the Company had $4.3 million outstanding borrowings under the Credit Facility. The Company estimates undrawn availability under the Credit Facility to be $10.1 million as of September 30, 2006.

NOTE 4-	RELATED PARTY TRANSACTIONS

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $329,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500).  Rent expense for the nine months ended September 30, 2006 towards the said lease was 19.1 million rupees (approximately $421,000). There are no advance lease rentals as of September 30, 2006.

NOTE 5-	LITIGATION

          India Tax Assessment

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.7 million Indian rupees (or approximately $37,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.7 million under protest to the India tax authority.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company has filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.7 million could be refunded to the Company.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

          Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $0.4 million for the three months ended September 30, 2006, and $1.2 million for the nine months ended September 30, 2006.  The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income (loss) for the first nine months of 2006 and 2005, respectively, due to its history of net operating losses.   The Company received approximately $245,000 and $0 from option exercises under share-based compensation plans for each of the nine months ended September 30, 2006 and 2005, respectively.

          Stock Options:

          The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan (as amended) shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan.  Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.  The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee receiving incentive stock option award who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  Notwithstanding the foregoing, the Compensation Committee of the Board may in its discretion issue non-qualified stock options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any incentive stock options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.  The Compensation Committee may provide that if a Change of Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced may become fully vested and exercisable.  The Compensation Committee, subject to approval of the Board, may terminate, amend, or modify the 2004 Plan at any time; provided, however, that stockholder approval must be obtained for any amendment to the extent necessary or desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the 2004 Plan, to permit the Compensation Committee to grant options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. The 2004 Plan terminates on June 8, 2014 unless terminated earlier by the Company’s Board of Directors.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

          A summary of stock option activity as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(Years)	(in thousands)
Outstanding as of December 31, 2005	4,001	$2.32
Granted	902	1.56
Exercised	(164)	1.50
Canceled, forfeited or expired	(736)	2.10

Outstanding as of September 30, 2006	4,003	$2.22	8.2	$8,896

Exercisable as of September 30, 2006	1,512	$2.75	7.0	$4,161

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Expected Volatility	87.0%	97.7%	58.7 - 100.2%	97.7 - 102.1%
Expected Lives	6.06 years	6.06 years	1 - 6.06 years	2.1 - 6.06 years
Risk free Interest Rate	4.72 - 4.77%	4.05%	4.72 - 4.77%	3.82 - 4.05%
Expected Dividends	0%	0%	0%	0%

          The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.16 and $1.69, respectively.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $1.12 and $1.21, respectively.   The aggregate intrinsic value of options outstanding as of September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in-the-money at that date.  The intrinsic value of exercised options during the nine months ended September 30, 2006 was $1,100.

          The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The Company has calculated and applied a forfeiture rate for the nine months ended September 30, 2006.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          As of September 30, 2006, there was $3.5 million of total unrecognized compensation cost related to the stock options.  That cost is expected to be recognized over the next four years.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

                    Impact of the Adoption of SFAS No. 123R:

                    The Company adopted the provisions of SFAS No. 123R on January 1, 2006.  See Note 2 for information regarding the adoption of SFAS No. 123R.  The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the nine and three months ended September 30, 2006 (in thousands except per share information):

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006

Cost of Revenue	$473	$194
Selling, general and administrative expenses	710	185

Increase to net loss	$1,183	$379

Change in income (loss) per share:
Basic	$(0.03)	$(0.01)

Diluted	$(0.03)	$(0.01)

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

Accordingly, the Company’s consolidated operating results for the three and nine months ended September 30, 2006 and 2005 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total

Three months ended September 30, 2006
Revenue	$20,663	$8,649	$2,211	$1,007	$32,530
Operating income (loss)	(937)	1,908	(176)	(250)	545
Income tax expense (benefit)	(80)	958	—	—	878
Net income (loss)	(713)	895	(117)	(278)	(213)
Three months ended September 30, 2005
Revenue	$20,570	$6,788	$1,417	$963	$29,738
Operating income (loss)	(3,829)	604	(444)	(42)	(3,711)
Income tax expense	21	75	—	36	132
Net income (loss)	(3,758)	769	(462)	(124)	(3,575)

	United States	India	Europe	Japan	Total

Nine months ended September 30, 2006
Revenue	$59,286	$24,540	$6,009	$3,442	$93,277
Operating income (loss)	(5,200)	4,882	112	(460)	(666)
Income tax expense (benefit)	(94)	2,156	—	(115)	1,947
Net income (loss)	(4,561)	3,226	276	(306)	(1,365)
Long-lived assets, net	1,109	3,343	2,088	49	6,589 (1)
Total assets	30,566	18,307	4,529	1,982	55,384 (1)
Nine months ended September 30, 2005
Revenue	$67,006	$20,932	$5,248	$2,679	$95,865
Operating income (loss)	(7,158)	2,904	(637)	(343)	(5,234)
Income tax expense (benefit)	62	(113)	—	(102)	(153)
Net income (loss)	(6,988)	3,068	(1,286)	(347)	(5,553)
Long-lived assets, net	1,462	1,839	82	25	3,408
Total assets	30,011	11,892	1,577	1,344	44,824

(1) Of the total capital expenditures incurred for the nine months ended September 30, 2006, $0.7 million was incurred in the US, $0.9 million was incurred in India, and $2.1 million was incurred in Europe.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Agreements

          As of September 30, 2006, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.1 million.  In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

NOTE 9-	RECENT ACCOUNTING PRONOUNCEMENTS

          In July, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States America, and expands disclosures about fair value measurements.  The provisions are effective for the Company beginning in the first quarter of 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements.

NOTE 10-	OTHER INCOME

          Other income (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

          For the nine months ended September 30, 2006, the Company recorded transaction gains of approximately $0.6 million, compared with transaction losses of $0.7 million for the nine months ended September 30, 2005, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, for the nine months ended September 30, 2006, the Company recorded sublease, dividend and other items of approximately $1.0 million, compared with $0.4 million for the nine months ended September 30, 2005.

          For the three months ended September 30, 2006 and 2005, the Company recorded transaction losses of approximately $35,000, and transaction gains of approximately $167,000, respectively, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, for the three months ended September 30, 2006, the Company recorded sublease, dividend and other items of approximately $0.4 million, compared with $0.1 million for the three months ended September 30, 2005.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following:  (i)  key factors in evaluating the Company’s financial performance;  (ii) application of critical accounting principles, which explains the accounting principles necessary to understand how the Company records its financial information; (iii)  results of operations - consolidated, in which the Company’s consolidated results are compared period to period to recognize trends; (iv)  results of operations by business segment, which allows the Company to compare the results of its different business units; (v) liquidity and capital resources; and (vi) recent accounting pronouncements, which identifies new accounting literature that may have an impact on the Company’s future results.

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

Fixed Price Projects

          The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the nine months ended September 30, 2006 and 2005, revenue derived from projects under fixed price contracts represented approximately 40% and 44% of the Company’s total revenue. No single fixed price project was material to the Company’s business during 2006 or 2005. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2006 and 2005, the Company’s ten largest customers accounted for in the aggregate approximately 51% and 48% of its revenue, respectively. During each of the nine months ended September 30, 2006 and 2005, one customer accounted for 10% or more of revenue.  For the nine months ended September 30, 2006 and 2005, 20% and 12%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. The increase in supplemental resources revenue was primarily the result of increased resources required by a few customers.  There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

          For the nine months ended September 30, 2006 and 2005, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

SAP	72%	71%
PeopleSoft	13%	20%
Oracle	7%	3%
e-Business	5%	5%
Others	3%	1%

Total	100%	100%

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

          Certain of the Company’s accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items, assumptions used in valuing stock-based compensation arrangements,  and accruals for contingencies.

          There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2005, except as follows:

Derivative Instruments

          During the three months ended September 30, 2006, the Company entered into a foreign currency forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated asset balances at its Indian subsidiary.  The foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income (loss).

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

          The compensation cost that has been charged against income for share-based compensation plans was $0.4 million for the three months ended September 30, 2006, and $1.2 million for the nine months ended September 30, 2006.  Due to the Company’s net operating losses carried forward, along with current year losses, the Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income for the first nine months of 2006.   The Company received approximately $245,000 and $0 from option exercises under share-based compensation plans for the nine months ended September 30, 2006 and 2005, respectively.

          As of September 30, 2006, there was $3.5 million of total unrecognized compensation cost related to stock options.  Those costs are expected to be recognized the next four years.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).  The Black-Scholes model incorporates the following assumptions:

•

Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity.

•

Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used.

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

Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue Nine Months Ended September 30,

	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	71.3	74.6

Gross profit	28.7	25.4

Selling, general and administrative expenses	27.4	29.2
Depreciation and amortization	2.0	1.7

Total operating expenses	29.4	30.9

Operating loss	(0.7)	(5.5)
Interest income (expense)	(0.4)	(0.2)
Other income (expense)	1.7	(0.3)

Loss before income tax provision (benefit)	0.6	(6.0)
Income tax provision (benefit)	2.1	(0.2)

Net loss	(1.5)%	(5.8)%

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

          The following discussion compares the consolidated results of operations for the nine months ended September 30, 2006 and 2005.

           Revenue. Total revenue decreased by 2.7%, or $2.6 million, from $95.9 million for the nine months ended September 30, 2005 to $93.3 million for the nine months ended September 30, 2006. While total revenue decreased for the nine months ended September 30, 2006, the Company's India subsidiary (an increase of $3.6 million), European operations (an increase of $0.8 million) and Japan subsidiary (an increase of $0.8 million) experienced revenue growth. The increase in India revenues was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States. The increase in European revenue results primarily fro m revenues derived from one large contract entered into during the three months ended June 30, 2006. The increase in Japan revenue results primarily from increased demand for the Company's consulting services within the local SAP market. Meanwhile, the revenue for the United States decreased by $7.7 million, which is primarily attributable to the completion of several major implementation projects during 2005 coupled with the lack of new projects, particularly during the first and second quarters of 2006, sufficient to replace the revenue. These major implementation projects ramped down in the Company's United States PeopleSoft business, which decreased by $6.5 million from $16.5 million for the nine months ended September 30, 2005 to $10.0 million for the nine months ended September 30, 2006, primarily as a result of the uncertainty generated by Oracle's acquisition of PeopleSoft. However, during the three months ended September 30, 2006, the United States revenues increased by $0.1 million, resulting from decreased PeopleSoft revenues of approximately $2.1 million, offset by growth in SAP and Oracle revenues by $2.2 million.

          Cost of revenue and gross profit.  The Company’s cost of revenue decreased by 7.0%, or $5.0 million, from $71.5 million for the nine months ended September 30, 2005, to $66.5 million for the nine months ended September 30, 2006, due primarily to the decrease in headcount and related compensation and travel costs for consultants related to the decline in the Company’s PeopleSoft business.  The Company does not expect continued decreases in headcount.  The Company’s gross profit increased 9.9% from $24.4 million for the nine months ended September 30, 2005 to $26.8 million for the nine months ended September 30, 2006. Gross margin increased to 28.7% for the nine months ended September 30, 2006, from 25.4% for the nine months ended September 30, 2005. The increase in gross profit and gross margin is primarily attributable to reduced non-project expenses and increased utilization of consultants.  Due to increasing compensation costs beginning in the third quarter of 2006, the Company expects lower gross margin through the full year 2006.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, sales person compensation, travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 8.5% or $2.4 million to $25.6 million for the nine months ended September 30, 2006, from $28.0 million for the nine months ended September 30, 2005, and decreased as a percentage of revenue to 27.4% from 29.2%, respectively.  The decrease in selling, general and administrative expenses was related primarily to decreased legal and professional fees, offset slightly by costs associated with increased sales personnel and related travel and marketing expenses.

          Income tax provision (benefit).  The Company recorded an income tax provision of $1.9 million on a pretax income of $0.6 million for the nine months ended September 30, 2006 as opposed to a benefit for income taxes of $0.2 million on pretax loss of $5.7 million for the nine months ended September 30, 2005 primarily due to the expiration of the India tax holiday, as well as taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions, resulting in an increase of $2.1 million.

	Percentage of Revenue Three Months Ended September 30,

	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	71.4	76.7

Gross profit	28.6	23.3

Selling, general and administrative expenses	24.9	33.8
Depreciation and amortization	2.1	2.0

Total operating expenses	27.0	35.8

Operating income (loss)	1.6	(12.5)
Interest income (expense)	(0.7)	(0.1)
Other income (expense)	1.0	1.0

Income (loss) before income tax provision (benefit)	1.9	(11.6)
Income tax provision	2.7	0.4

Net loss	(0.8)%	(12.0)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          The following discussion compares the consolidated results of operations for the three months ended September 30, 2006 and 2005.

          Revenue. Total revenue increased by 9.4%, or $2.8 million, from $29.7 million for the three months ended September 30, 2005 to $32.5 million for the three months ended September 30, 2006. The Company's India subsidiary (an increase of $1.9 million), European operations (an increase of $0.8 million), and US operations (an increase of $0.1 million) experienced revenue growth, while its Japan subsidiary remained relatively constant. The increase in India revenues was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company's affiliated entities in other parts of the world, but most predominantly with the United States. The increase in Europe was primarily attributable to one new large contract ent ered into during the three months ended June 30, 2006. Meanwhile, the revenue for the United States increased by $0.1 million, which is primarily attributable to new projects and extensions from existing customers in the SAP and Oracle markets, significantly offset by a $2.1 million decline in the Company's PeopleSoft business. The Company's United States PeopleSoft business decreased $2.1 million from $5.3 million for the three months ended September 30, 2005 to $3.2 million for the three months ended September 30, 2006 primarily as a result of the uncertainty generated by Oracle's acquisition of PeopleSoft.

          Cost of revenue and gross profit.  The Company’s cost of revenue increased by 1.7%, or $0.4 million, from $22.8 million for the three months ended September 30, 2005, to $23.2 million for the three months ended September 30, 2006, primarily due to the increased compensation costs effective in the third quarter 2006.  The Company’s gross profit increased by 34.7% to $9.3 million for the three months ended September 30, 2006 from $6.9 million for the three months ended September 30, 2005. Gross margin increased to 28.6% for the three months ended September 30, 2006 from 23.3% for the three months ended September 30, 2005. The increase in gross profit and gross margin results from increased revenues in combination with increased utilization rates.  Due to increasing compensation costs beginning in the third quarter of 2006, the Company expects lower gross margin through the full year 2006.

          Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by 19.4% or $1.9 million to $8.1 million for the three months ended September 30, 2006, from $10.0 million for the three months ended September 30, 2005, and decreased as a percentage of revenue to 24.9% from 33.8%, respectively.  The decrease in selling, general and administrative expenses was related primarily to decreased costs associated with legal and professional fees, offset slightly by costs associated with increased sales personnel and related travel and marketing expenses.

          Income tax provision (benefit).  The Company recorded an income tax provision of $0.9 million on pretax income of $0.7 million for the three months ended September 30, 2006 as opposed to an income tax provision of $0.1 million on pretax loss of $3.4 million for the three months ended September 30, 2005 primarily due to the expiration of the India tax holiday, as well as taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions, resulting in an increase of $0.7 million.

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

          The following discussion compares the segment results of operations for the nine months ended September 30, 2006 and 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Nine Months Ended September 30,

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$59,286	63.6%	$67,006	69.9%
India	24,540	26.3	20,932	21.8
Europe	6,009	6.4	5,248	5.5
Japan	3,442	3.7	2,679	2.8

Total	$93,277	100.0%	$95,865	100.0%

          US revenue decreased by 11.5%, or $7.7 million, from $67.0 million for the nine months ended September 30, 2005 to $59.3 million for the nine months ended September 30, 2006. The decrease in the United States revenue results primarily from the completion of a few major implementation projects during 2005 coupled with the lack of new customer engagements sufficient to replace the revenue as these major implementation projects ramped down in the Company’s PeopleSoft business as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.

          India revenue increased by 17.2%, or $3.6 million, from $20.9 million for the nine months ended September 30, 2005, to $24.5 million for the nine months ended September 30, 2006. The increase was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased 14.5%, or $0.8 million, from $5.2 million for the nine months ended September 30, 2005, to $6.0 million for the nine months ended September 30, 2006.  The increase was attributable primarily to one large contract entered into during the three months ended June 30, 2006.

          Japan revenue increased by 28.5% or $0.8 million, from $2.7 million for the nine months ended September 30, 2005, to $3.4 million for the nine months ended September 30, 2006.  The increase was due primarily to increased demand for the Company’s consulting services within the local SAP market.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Nine Months Ended September 30,

	2006	2005

United States	$(5,200)	$(7,158)
India	4,882	2,904
Europe	112	(637)
Japan	(460)	(343)

Total	$(666)	$(5,234)

          US operating performance improved by $2.0 million from an operating loss of $7.2 million for the nine months ended September 30, 2005 to an operating loss of $5.2 million for the nine months ended September 30, 2006.  The decrease in the operating loss was primarily the result of decreased cost of revenues due to reduction in billable headcount in the PeopleSoft business, and decreased selling, general and administrative expenses associated with legal and professional fees.

          India operating income increased by $2.0 million, from $2.9 million for the nine months ended September 30, 2005, to $4.9 million for the nine months ended September 30, 2006. The increase in operating income was primarily related to increased revenues partly offset by increased compensation costs and additional infrastructure costs as a result of increased headcount and newly leased premises.

          Europe operating performance improved by $0.7 million from an operating loss of $0.6 million for the nine months ended September 30, 2005, to an operating income of $0.1 million for the nine months ended September 30, 2006. The improvement was attributable primarily to increased revenues and decreased project related costs.

          Japan operating performance decreased slightly by $0.1 million from operating loss of $0.3 million for the nine months ended September 30, 2005, to an operating loss of $0.4 million for the nine months ended September 30, 2006.  The decrease was attributable primarily to increased compensation costs, offset slightly by increased revenues.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          The following discussion compares the segment results of operations for the three months ended September 30, 2006 and 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Three Months Ended September 30,

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$20,663	63.5%	$20,570	69.2%
India	8,649	26.6	6,788	22.8
Europe	2,211	6.8	1,417	4.8
Japan	1,007	3.1	963	3.2

Total	$32,530	100.0%	$29,738	100.0%

          US revenue increased slightly by 0.5%, or $0.1 million, from $20.6 million for the three months ended September 30, 2005 to $20.7 million for the three months ended September 30, 2006.

          India revenue increased by 27.4%, or $1.9 million, from $6.8 million for the three months ended September 30, 2005, to $8.6 million for the three months ended September 30, 2006. The increase was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased by 56.0%, or $0.8 million, from $1.4 million for the three months ended September 30, 2005, to $2.2 million for the three months ended September 30, 2006.  The increase was primarily attributable to one new large contract entered into during the three months ended June 30, 2006.

          Japan revenue remained relatively constant at $1.0 million for each of the three months ended September 30, 2005 and 2006.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended September 30,

	2006	2005

United States	$(937)	$(3,829)
India	1,908	604
Europe	(176)	(444)
Japan	(250)	(42)

Total	$545	$(3,711)

          US operating performance improved by 75.5%, or $2.9 million,  from an operating loss of $3.8 million for the three months ended September 30, 2005 to an operating loss of $0.9 million for the three months ended September 30, 2006, primarily the result of decreased selling, general and administrative costs associated with legal and professional expenses.

          India operating income increased by $1.3 million, from $0.6 million for the three months ended September 30, 2005, to $1.9 million for the three months ended September 30, 2006. The increase in operating income was primarily related to increased revenues partially offset by increased compensation costs.

          Europe operating performance improved by $0.3 million from an operating loss of $0.4 million for the three months ended September 30, 2005, to operating loss of $0.1 million for the three months ended September 30, 2006. The improvement was attributable primarily to increased revenues.

          Japan operating performance decreased to $0.3 million operating loss for the three months ended September 30, 2006 from $42,000 operating loss for the three months ended September 30, 2005, primarily due to increased compensation costs.

Liquidity and Capital Resources

2006 Cash Position and Cash Flows

          The Company had cash and cash equivalents of $13.4 million at September 30, 2006 and $5.3 million at December 31, 2005.  The Company had working capital of $20.2 million at September 30, 2006 and $11.3 million at December 31, 2005.  The increase in working capital resulted primarily from the 2006 Private Placement completed on March 31, 2006.

          Cash used in operating activities was $0.6 million for the nine months ended September 30, 2006, resulting primarily from the net loss of $1.4 million.

          The Company invested $1.7 million and $1.1 million in computer equipment, internal-use computer software and office furniture and fixtures and leasehold improvements during the nine months ended September 30, 2006 and 2005, respectively.

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

          The Company was in compliance with the loan agreement related to the credit facility as of September 30, 2006.  The Company estimates undrawn availability under the credit facility to be $10.1 million as of September 30, 2006.

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

          The Company’s 2006 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, the Company may seek additional financing from time to time for to fund its cash requirements for operating expenses and capital expenses, however that the availability of financing may be limited because, among other things, the Company is not currently listed on a national stock exchange.  Assuming that the Company achieves the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is required to adopt FIN 48 beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  The provisions are effective for the Company beginning in the first quarter of 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements.

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

          The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the three months ended September 30, 2006, the Company entered into a foreign currency forward contract totaling $8.0 million to sell the Indian Rupee for U.S. dollars.  As of September 30, 2006, $4.0 million of the foreign currency forward contract remains, which is expected to be settled by January 2007. Management may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, the Company has not engaged in hedging activities nor entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based its most recent evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls

          Except for the appointment of a new Chief Financial Officer and the steps taken in the ongoing remediation efforts discussed in “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion of its Internal Control Over Financial Reporting,” of the Company’s annual report on Form 10-K for the year ended December 31, 2005 some of which continued through the three months ended September 30, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2006.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended June 30, 2001 and 2002 of 1.7 million Indian rupees (or approximately $37,000) and 0.7 million Indian rupees (or approximately $15,000), respectively. Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.7 million under protest to the India tax authority.

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, the Company has filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.7 million could be refunded to the Company.

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

          •     Ability to Retain Key Executive and Sales Leadership Personnel.   The Company has experienced significant executive and board level turnover since 2004.  The Company also experienced significant turnover in its sales managers and personnel in 2004 through 2005.  Such turnover has resulted in a lack of historical knowledge and experience and has impacted the Company’s ability to maintain consistent relationships with its existing and prospective customers, to build and convert pipeline opportunities and to generate new business.  There can be no assurance that the departure of one or more of such key personnel would not have a material adverse effect on the Company’s financial condition and results of operations.

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

          •     Risks Associated with Potential Tax Liabilities.  The Company was previously entitled to a tax holiday for certain revenue earned and expenses incurred by its existing Software Technology parks of India unit (“STPI Unit”) of its Hyderabad operations.  Such tax holiday expired effective April 1, 2006 and therefore the Company’s tax liability will increase.  In addition, in July 2000, the Company completed the tax-free spin-off of SeraNova, its former subsidiary.  In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction.  SeraNova’s management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by the Company, and accordingly should not impact the tax-free nature of the spin-off.  Although the Company and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify the Company with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova’s indemnification obligations under its tax sharing agreement with the Company.  If it were determined that the spin-off was taxable, the Company would bear the liability to pay such the tax liability, which would be material.  Please refer to Note 8 to the unaudited consolidated financial statements of the Company included elsewhere in this report for further information.

As a result of these factors and others, the Company’s actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

Item 5.	Other Information.

          Effective August 1, 2005, IGA entered into an agreement to lease certain premises for certain of the Company’s India operations from iLABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”) a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things:  (i) a minimum lease period of five years with an option for two three-year renewal periods; (ii) payment of a security deposit in the amount of 15.3 million Indian rupees (approximately $329,000); (iii) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (iv) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,500).  Rent expense for the nine months ended September 30, 2006 towards the said lease was 19.1 million Indian rupees (approximately $421,000).

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

10.58*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.59*

Separation Agreement dated July 21, 2006 by and between Intelligroup, Inc. and Madhu Poomalil.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2006, filed with the Securities and Exchange Commission on July 21, 2006.)

10.60*

Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of November 2006.

INTELLIGROUP, INC.

Date: November __, 2006	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: November __, 2006	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer