Form 10-Q/A
period 2006-09-30
INTELLIGROUP INC
filed 2007-03-29
CIK 1016439

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

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

This report on Form 10-Q/A for the quarter ended September 30, 2006 of Intelligroup, Inc. (“Intelligroup” or the “Company”) amends and restates the Company’s report on Form 10-Q for the quarter ended September 30, 2006 (the “Original 10-Q”).  The Original 10-Q is being amended and restated because the certifications of the Chief Executive Officer and the Chief Financial Officer filed as Exhibits 31 and 32 of the Original 10-Q were not dated.  Please note, however, that in addition to the new certifications filed as Exhibits 31 and 32 hereto, this report includes updated disclosure with respect to the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 (Part I, Item 4), litigation (Part I, Item 1, Note 5 and Part II, Item 1) and risk factors (Part II, Item 1a).

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

India Tax Assessments

Our India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $16,000), respectively. Against the total additional tax demand of $0.7 million, we have made payments of approximately $0.7 million under protest to the India tax authority.

We are currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, we have filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event our appeal is not successful, there will not be any additional future cash outlay.  However, in the event we are successful, an amount up to approximately $0.7 million could be refunded to us.

Shareholder Class Actions

On or about October 12, 2004, the first of six class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased our securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding our financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  The Defendants filed a Motion to Dismiss on or about November 30, 2005.  Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint.  On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint.  On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice.  On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint.    On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint.  No trial date has been scheduled and no discovery has taken place.

There is no other litigation pending to which we are a party or to which any of its property is subject which would have a material impact on our consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation.

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

           Revenue. Total revenue decreased by 2.7%, or $2.6 million, from $95.9 million for the nine months ended September 30, 2005 to $93.3 million for the nine months ended September 30, 2006. While total revenue decreased for the nine months ended September 30, 2006, the Company’s India subsidiary (an increase of $3.6 million), European operations (an increase of $0.8 million) and Japan subsidiary (an increase of $0.8 million) experienced revenue growth. The increase in India revenues was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in European revenue results primarily from revenues derived from one large contract entered into during the three months ended June 30, 2006. The increase in Japan revenue results primarily from increased demand for the Company’s consulting services within the local SAP market. Meanwhile, the revenue for the United States decreased by $7.7 million, which is primarily attributable to the completion of several major implementation projects during 2005 coupled with the lack of new projects, particularly during the first and second quarters of 2006, sufficient to replace the revenue. These major implementation projects ramped down in the Company’s United States PeopleSoft business, which decreased by $6.5 million from $16.5 million for the nine months ended September 30, 2005 to $10.0 million for the nine months ended September 30, 2006, primarily as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft. However, during the three months ended September 30, 2006, the United States revenues increased by $0.1 million, resulting from decreased PeopleSoft revenues of approximately $2.1 million, offset by growth in SAP and Oracle revenues by $2.2 million.

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

          Revenue. Total revenue increased by 9.4%, or $2.8 million, from $29.7 million for the three months ended September 30, 2005 to $32.5 million for the three months ended September 30, 2006. The Company’s India subsidiary (an increase of $1.9 million), European operations (an increase of $0.8 million), and US operations (an increase of $0.1 million) experienced revenue growth, while its Japan subsidiary remained relatively constant. The increase in India revenues was attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in Europe was primarily attributable to one new large contract ent ered into during the three months ended June 30, 2006. Meanwhile, the revenue for the United States increased by $0.1 million, which is primarily attributable to new projects and extensions from existing customers in the SAP and Oracle markets, significantly offset by a $2.1 million decline in the Company’s PeopleSoft business. The Company’s United States PeopleSoft business decreased $2.1 million from $5.3 million for the three months ended September 30, 2005 to $3.2 million for the three months ended September 30, 2006 primarily as a result of the uncertainty generated by Oracle’s acquisition of PeopleSoft.

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

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based its year end evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2006 because management determined the following material weaknesses in internal control over financial reporting existed as of December 31, 2006, and therefore likely existed as of September 30, 2006:

•          The Company did not have sufficient review of the selection and application of US GAAP to significant non-routine and complex matters such as expected term and vesting period calculations in accordance with FAS123R. Also there was inadequate review and application of FAS 52 to the realization of the cumulative translation adjustments resulting from the liquidation of the Swedish subsidiary and inadequate review of the calculation of the fair value of equipment acquired in connection with an outsourcing agreement and

•          The Company did not have personnel with sufficient accounting and financial reporting expertise resulting in insufficient oversight review of account analyses, transactions and preparation of the financial statements in accordance with US GAAP and SEC rules, specifically with regard to the classification of account balances such as short-term investments, allowance for doubtful accounts, foreign income taxes, and fixed assets.

The following are the steps that the Company intends implement to remedy the material weaknesses identified as of December 31, 2006:

•          Hire an additional US GAAP expert in the finance and accounting team with the objective to provide overview and guidance for dealing with non-routine or complex transactions.  We expect to hire such a resource by the end of the quarter ended June 30, 2007 and we expect that hiring such resource shall cost us an additional $40,000 in increased compensation costs per year.

•          Increase focus on proactively train existing members of the finance and accounting team on new accounting pronouncements and rules and provide additional training on accounting treatment for non-routine or complex transaction to the current members of finance and accounting team through a series of external seminars and training programs or workshops.  We expect such additional, increased training to be completed during fiscal 2007 and to cost approximately $50,000.

•          Thoroughly evaluate the experience, qualifications and expertise of the external accounting firm engaged during 2006 and any other external accounting firms before engaging such firms to provide advice and assistance in connection with non-routine or complex transactions and engage in substantive discussions with such external firms on the procedures used by such firms in rending such assistance.  For the firm that we have currently retained, we expect such evaluation to be complete by the end of the quarter ended June 30, 2007.  If we determine that this firm is sufficiently qualified, we intend to retain it again for 2007 and do not expect to incur substantial additional incremental cost.  Effective immediately, such evaluation procedures shall be conducted for any other firms that may be engaged in the future.

Changes in Internal Controls

During the quarter ended September 30, 2006, we changed our Chief Financial Officer which we believe represents a change in our internal control over financial reporting that materially affected or was reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

Our India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.9 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.7 million Indian rupees (or approximately $38,000) and 0.7 million Indian rupees (or approximately $16,000), respectively. Against the total additional tax demand of $0.7 million, we have made payments of approximately $0.7 million under protest to the India tax authority.

We are currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 1998 through March 31, 2002.  For the fiscal year ended March 31, 2003, we have filed an appeal with the Commissioner of Income Tax (Appeals) against the assessment order passed. In the event our appeal is not successful, there will not be any additional future cash outlay.  However, in the event we are successful, an amount up to approximately $0.7 million could be refunded to us.

Shareholder Class Actions

On or about October 12, 2004, the first of six class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased our securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding our financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  The Defendants filed a Motion to Dismiss on or about November 30, 2005.  Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint.  On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint.  On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice.  On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint.    On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint.  No trial date has been scheduled and no discovery has taken place.

There is no other litigation pending to which we are a party or to which any of its property is subject which would have a material impact on our consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation.

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

If we are unable to generate new sales and attain profitability, our business and financial condition and results of operations may be adversely impacted.

Our lack of profitability over recent periods may impact our ability to attract customers, employees, investors and creditors. Our ability to achieve profitability in future periods will depend in large part on our ability to generate new sales, particularly annuity-based engagements, to improve our rate of employee utilization, and to manage selling, general and administrative expenses in proportion to our top line. We cannot assure you that we will be able to generate profits or that a failure to do so would not have a material adverse effect on our financial condition and results of operations.

The departure of one or more key employees may have a material adverse effect on our ability to operate our business.

Our future performance depends to a significant degree upon the continued service of the key members of our management team, as well as marketing and sales personnel, and our ability to attract retain new management and other personnel.  In addition, our future performance depends on the ability to effectively transition key management, sales and operational roles, including adequate knowledge transfer, in the event any turnover in our key personnel.  The loss of any one or more of our key personnel or the failure to attract and retain key personnel or the ability to effectively manage changes in key personnel could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to remediate the material weaknesses in our internal control over financial reporting identified in this report or to improve our control environment, it could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline; increased costs and efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002; and further disclosures that could be viewed negatively by our stakeholders.

We have reported material weaknesses in our internal controls over financial reporting. If we are unable to remediate such material weaknesses, to continue to improve our control environment and to prevent future material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact our ability to:  (i) effectively manage the business; (ii) timely record, process, summarize and report financial statements that fairly present, in all material aspects, our financial condition, statements of operations and cash flows; and (iii) comply with applicable law, including the Sarbanes-Oxley Act of 2002.  Furthermore, it could result in additional adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline and further disclosures that could be viewed negatively by our stakeholders.  In addition, we will be required to comply with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in 2007.  If we are unable to maintain effective internal control over financial reporting, complying with Section 404 of the Sarbanes-Oxley Act of 2002 may be costly, require a significant portion of our senior management’s time and result in disclosures that could be viewed negatively by the our stakeholders.

If we are unable to attract and retain a sufficient number of highly skilled employees it may adversely affect our profitability.

Our business is labor intensive and, therefore, our success depends in large part on our ability to recruit, retain, train and motivate highly skilled employees, particularly project managers and other senior level technical personnel. Our ability to attract and retain a sufficient number of highly skilled employees is impacted by a number of factors including, but not limited to, concerns regarding our financial condition and competition for employees in India which may cause increasing compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of recent changes in accounting rules related to stock options. We cannot assure you that we will be able to attract and retain a sufficient number of highly skilled employees or that a failure to do so would not have a material adverse effect on our financial condition and results of operations.

We may not be able to compete effectively for technical personnel in India.

The market for technical personnel in India, which represents the primary recruiting market for our technical personnel, is extremely competitive resulting in increased compensation costs. These increasing compensation costs have contributed to the deterioration of our gross margins. We cannot assure you that we will be able to effectively compete for technical personnel in India or that a failure to compete would not have a material adverse effect on our financial condition and results of operations.

Our performance could be materially adversely affected by a general economic downturn or lessening demand in the information technology services industry.

Our business and financial condition depends on the health of the general economy, as well as the information technology services industry. Our revenue and profits are driven by demand for our products and services. A lessening demand in either the overall economy or the software sector could lead to a material decrease in our future revenues and earnings. Other factors, that are beyond our control, that can also impact our performance include: (i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends, (iii) the timing, size and stage of projects, (iv)  new service introductions by us or our competitors and the timing of new product introductions by our ERP partners, (v) levels of market acceptance for our services, (vi) general economic conditions, and (vii) the hiring of additional staff. We cannot that assure you that there will not be a general economic downturn or that such a downturn would not have a material adverse effect on our business and financial condition.

If we are unable to maintain access to external funding, we may be unable to continue our ongoing business or fund future growth.

In addition to cash generated by our on-going operations, we rely on access to external sources of funding and our ability to timely collect cash from our customers to manage our business. Our ability to continue our ongoing business operations and fund future growth depends on our ability to maintain compliance with the financial and other covenants in our credit facility or to secure alternate sources of financing.  However, such alternate financing may not be available or if available may not be on terms favorable to us.

The information technology services industry is highly competitive and we may not be able to compete effectively.

The markets for our services are highly competitive. Many of our competitors have greater financial, technical and marketing resources than we do. The increased competition in the industry, among other negative effects, may cause a decrease in our billing and employee utilization rates. We cannot assure you that we will be able to compete effectively or that our inability to compete effectively would not have a material adverse effect on our financial condition and results of operations.

Business and financial risks to important business partners may negatively impact our financial condition.

We rely on continued relationships and business associated with SAP America and Oracle. The continued uncertainty relating to Oracle’s integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft’s products, could adversely impact our ability to sell professional consulting services related to such enterprise resource applications.

If we lose any large customer, our financial condition could be materially, negatively impacted.

We derive a significant portion of our revenue from a limited number of customers and projects. Our ability to grow our business depends in large part on maintaining such customer relationships and the continuing purchasing power of such customers. The loss of any large customer could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not lose a large customer or that losing a large customer would not have a material adverse effect on our financial condition and results of operations.

The fact that our common stock is not listed on a national exchange may negatively impact our ability to attract investors and to use our common stock to fund future growth.

Our common stock trades on the Pink Sheets. In order to maintain liquidity in our common stock, we depend upon the continuing availability of a market on which our securities may be traded. The fact that our common stock is not listed on a national exchange may impact our ability to attract investors and to use our common stock to fund future growth.

We are unable to predict the outcomes of various lawsuits and legal claims or the potential losses related to those lawsuits and claims.

We and certain former officers are defendants in a shareholder class action suit relating to the restatement of historical financial statements. If we are unable to defend ourselves and resolve the ongoing shareholder litigation related to our restatement of prior periods’ consolidated financial statements within the limits of our director and officer liability insurance policy such failure will adversely affect our financial condition.

In addition, there is the potential for significant claims against us relating to our professional services from customers or otherwise and our ability to adequately mitigate the risk of such potential claims may impact our future financial condition. Our ability to comply with existing and future immigration regulations may impact our ability to engage and deploy consultants on billable engagements.  Uncertainties resulting from pending litigation matters and from potential administrative and regulatory issues may adversely affect our business, including, but not limited to, accounting, corporate governance, immigration and taxation matters.

Currency fluctuations may negatively impact our financial results, and this may in turn discourage investment.

Uncertainty relating to worldwide currency exchange rates, particularly in regard to the Indian rupee, the Euro, British Pound, Danish Krone and Japanese Yen, and the fluctuations in such exchange rates may impact our quarterly and/or annual financial results. We cannot assure you that such a fluctuation in currency would not have a material adverse effect on our financial condition and results of operations.

We can not predict shifts in policy or political changes in governments which can regulate or impact our business operations, specifically in the United States and India.

There is the potential for future legislation by the U.S. government regulating or taxing outsourcing which may adversely affect our business model. In addition, there is continued uncertainty relating to the current geopolitical climate, particularly relative to internal India politics and their relation to India’s continuing efforts to liberalize its economy and be receptive to economic conditions and policies favorable to our business model. Changes in India’s economic policies or additional legislation regarding information technology services businesses may adversely affect our business model.

If our measures to protect our intellectual property rights are inadequate, our financial condition could be negatively impacted.

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. Our future success is dependent, in part, upon our proprietary methodologies and toolsets, development tools and other intellectual property rights. We enter into confidentiality agreements with our employees, generally require that our consultants and customers enter into such agreements, and limit access to and distribution of our proprietary information. We also require that substantially all of our employees and consultants assign to us their rights in intellectual property developed while employed or engaged by us. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights.

We may be subject to increased tax liabilities, including if the spin-off of our former subsidiary, SeraNova, is determined to be taxable, we would be liable for up to approximately $65 million, which would negatively impact our financial condition.

We were previously entitled to a tax holiday for certain revenue earned and expenses incurred by our existing Software Technology Parks of India Unit (“STPI Unit”) of our Hyderabad operations. Such tax holiday expired effective March 31, 2006 and therefore our future tax liability will increase. In addition, in July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova’s management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. Although we and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify Intelligroup with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova’s indemnification obligations under its tax sharing agreement with Intelligroup. If it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such the tax liability, which would be material. Please refer to Note 8 to the unaudited consolidated statements of the Company included elsewhere in this report for further information.

Third parties may claim that our services or deliverables infringe upon their intellectual property rights, which could result in material costs.

Third parties may assert infringement claims against us in the future, especially in light of recent developments in patent law expanding the scope of patents on software and business methods.  These assertions, regardless of their validity, could result in costly and time-consuming litigation, including damage awards and indemnification payments to customers, or could require costly redesign of products or present the need to enter into royalty arrangements which could decrease margins and could adversely affect our results of operations. Any such litigation or redesign of products could also negatively impact customer confidence in our services or deliverables and could result in damage to our reputation and reduced licensing revenue.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.”  These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with pronouncements.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

Some of our clients may experience unique economic conditions that are specific to their particular industry.

We provide services to clients in a wide variety of industries.  Many of the industries are subject to factors and economic conditions that are unique to the particular industry and may not be reflected in the overall health of the economy in general. Our revenue growth and the realizability of our accounts receivable could be adversely affected if our clients in these particular industries encounter economic difficulties. Such difficulties could include:  (1) inability of participants in the industry to access the capital or credit markets; (2) business slowdowns due to excess inventory; and (3) shortfalls in demand for the product or service produced by a particular industry.

We frequently need to negotiate customer contract renewals on comparable terms to maintain our profitability.

Contracts continually expire and must be renegotiated or rebid. Due to the competitive nature of our industry and variable economic status of our clients, we may experience difficulty in negotiating terms comparable to current or recently expired contracts. There can be no assurance that difficulty in renegotiating or renewing contracts would not have a material adverse effect on our financial condition and results of operations.

Our stock price may be extremely volatile, and you may not be able to resell your shares of common stock at or above your purchase price.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price you pay for your shares due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•

changes in the information technology services industry as a result of changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the information technology services industry generally.

There may be circumstances in which the interests of our major shareholders could be in conflict with your interests as a shareholder.

Our major shareholders collectively own approximately 62% of our common stock on a consolidated basis as of the date of this report and control our board of directors. So long as our majority shareholders continue to own a majority to controlling interest of our common stock and control our board of directors, circumstances may occur in which the major shareholders (or other major investors) may have an interest in pursuing acquisitions, divestitures or other transactions, including among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in us or another company in which they invest.  These transactions might invoke risks to our other holders of common stock or adversely affect us or other investors, including investors who purchase common stock. As a result of these factors and others, our actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

As a result of these factors and others, our actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2007.

INTELLIGROUP, INC.

Date: March 28, 2007	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: March 28, 2007	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer