Form 10-K
period 2006-12-31
INTELLIGROUP INC
filed 2007-03-29
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Common Stock, $.01 par value

(Title of Class)

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2) (Check one).

Large Accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 (the last business day of the most recent second quarter) was $28,011,549 (based on the closing price as quoted on the Nasdaq Stock Market on that date). For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates.  This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 19, 2007:

Class	Number of Shares

Common Stock, $.01 par value	41,932,857

          This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis” and elsewhere in this annual report on Form 10-K.

          PART I

Item 1.	Business.

          General

                    Overview

          Intelligroup is a vertically led global Information Technology (“IT”) services organization and a leading provider of consulting, business optimization, and outsourcing solutions.  We provide end to end services including advisory, implementation, testing and application management and support (“AMS”) of Enterprise Resource Planning (ERP) solutions from SAP, and Oracle including PeopleSoft, as well as e-business solutions using Java and the Microsoft .NET platforms and infrastructure management services.  Our customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. Our global delivery model, along with its International Organization for Standardization (“ISO”) and Capability Maturity Model (“CMM”) processes, enables customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions Intelligroup has earned a reputation for consistently exceeding client expectations.

          We improve clients’ business performance by aligning business with IT. Through our strategic alliances with SAP, Oracle, Microsoft and Compuware, we offer our clients comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions and application management services, we enable clients to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

          The implementation of these solutions makes our clients more competitive.  Our ISO 9001:2000-certified and SEI/SW-CMMi Level 5 assessed offshore development center delivers high quality, cost-effective, around the clock rapid development services, for enterprise, e-commerce and mobile commerce applications. Our offshore Global Support Center manages customers’ critical applications, systems and infrastructure, keeping the critical applications stable, current and optimized through efficient and cost-effective user, technical and operations support.

          In order to service our customers in an optimal manner, our go to market strategy is guided by a regional solution competency and industry vertical focus.  The regional spread covers territories within North America, India, Middle-East, Europe and Japan. These regional practices are responsible for managing and building overall client relationships.  We have established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .Net platforms.  These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. We have created industry vertical practices in Consumer Products, Life Sciences, High tech, Banking Finance Securities and Insurance, Discrete Manufacturing, State and Local Government, and K-12 and Higher Education.

                    Company History

          We were incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services.  The company’s name was changed to Intelligroup, Inc. in July 1992.  In March 1994, we acquired Oxford Systems Inc. (“Oxford”).  On December 31, 1996, Oxford was merged into Intelligroup and ceased to exist as an independent entity.  In October 1996, we consummated its initial public offering of its common stock (“Common Stock”).  Our executive offices are located at Edison, New Jersey 08837.

          In 1994, we began to diversify our customer base by expanding the scope of our systems integration and custom development services to include ERP software.  For many customers, ERP solutions are viewed as an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged solutions, there is a significant amount of technical work involved in implementing such solutions and tailoring their use for a particular customer’s needs.

          Throughout the mid-to-late 1990s, we grew significantly by capitalizing on the business opportunity to provide implementation and customization services work to the expanding ERP market.  We first began to provide these technical services to customers implementing SAP software before expanding our service offerings to include ERP products developed by Oracle in 1995 and PeopleSoft in 1997.

          In late 1999, we made the strategic decision to spin-off our Internet services business to our shareholders. Accordingly, on January 1, 2000, Intelligroup transferred its Internet applications services and management consulting businesses to SeraNova, a wholly-owned subsidiary of Intelligroup on such date.

          On July 5, 2000, we distributed all of the outstanding shares of the common stock of SeraNova then held by Intelligroup to holders of record of Intelligroup’s Common Stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between Intelligroup and SeraNova.

          Beginning in 2000, we began to focus on the management and support of customers’ enterprise, e-commerce and m-commerce applications. Additionally, we introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems (“Power Up Services(SM)”).  In 2001, we developed pre-configured SAP solutions for the pharmaceutical industry (“Pharma Express(SM)”) and the engineering and construction industry (“Contractor Express(SM)”). Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express, which has implementation accelerators developed for mid-sized construction/contractor companies, assists in improving operational efficiency and controlling project schedules.

          On April 2, 2003, we consummated the sale, effective as of March 1, 2003, of our Asia-Pacific group of subsidiary companies (the “Sale”), operating in Australia, New Zealand, Singapore and Hong Kong (together, the “Former Subsidiaries”), to Soltius Global Solutions PTE Ltd, a Singapore corporation (“Soltius”).  As consideration, Intelligroup received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to Intelligroup over a period of 12 months.  We received the required payments by January 2005.

          In 2004, we completed a $15 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P. (“SAIF”), an affiliate of SOFTBANK Corporation, acquired approximately 33.5% of Intelligroup’s outstanding Common Stock, and Venture Tech Assets Pvt. Ltd. (“Venture Tech”) acquired approximately 16.8% of Intelligroup’s outstanding Common Stock (“Private Placement Transaction”).  In connection with the Private Placement Transaction, SAIF and Venture Tech designated five of nine directors to the Company’s Board of Directors.

          On March 31, 2006, we completed a $10 million private placement transaction whereby SAIF acquired an additional 3,333,333 shares of Intelligroup’s common stock and Venture Tech acquired an additional 3,333,334 shares of Intelligroup’s common stock, at a share price of $1.50 (the “2006 Private Placement”).  The 2006 Private Placement was approved by a special committee of the disinterested members of the Board of Directors and generated $9.8 million of proceeds to us, net of transaction expenses.  Following the 2006 Private Placement, SAIF and Venture Tech own 36% and 26% of our common stock, respectively.

          The following is a description of Intelligroup’s business, including, among other things, our services, markets and competitors. Financial information regarding geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, and Management’s Discussion and Analysis-Results of Operations by Business Segment.

          Intelligroup Services

          Our services address the implementation, upgrade, and application management needs of our customers. Our proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations and upgrades, and by lowering ongoing support and maintenance costs for ERP and extended ERP applications.

          Historically, our services have ranged from providing customers with staff augmentation services to projects where we assume full project management responsibilities.  We provide these services to our customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, we began to focus on providing application management services (“AMS”) for our customers’ ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. Our focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

          We created the industry’s first offshore lab dedicated to SAP development in 1995.  Since then, our India-based offshore services—coupled with the operations in the United States, Europe and Japan, have helped our clients develop, implement, maintain, support and integrate ERP and e-commerce solutions. Our onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:

•	Significantly reduce clients’ development time and costs;

•	Deliver superior-quality enhancements on schedule;

•	Ensure reliable service levels;

•	Accommodate requirement changes and manage risks;

•	Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

•	Meet the peaks and valleys of resource requirements.

          Customers partner with Intelligroup in order to implement, extend and support existing applications; or establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the client and cope with the resource requirement fluctuations.  Such CoE’s are setup to provide clients a dedicated pool of resources that are available to provide a wide range of services to the client.

          Intelligroup has partnerships with SAP, Oracle (including PeopleSoft), Microsoft, and Compuware.  We believe that such partnerships will continue to result in enhanced industry recognition and market opportunities.

          In 1995, we achieved the status of a “SAP National Implementation Partner.” In 1997, we enhanced our partnership status with SAP, by first achieving “National Logo Partner” status and then “Accelerated SAP Partner” status.  In July 1997, we were awarded “PeopleSoft Implementation Partnership” status. In June 1998, we expanded our Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications.  In 2000, we achieved “SAP Services Partner” status and “SAP Hosting Partner” for the pharmaceuticals industry vertical status.  In 2001, Intelligroup’s pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes (“cGMP”) and validation standards) was certified by SAP America.  In 2002, we were awarded the SAP Services Partner Award of Excellence. In 2004 our Japan Subsidiary was awarded the SAP Award of Excellence – Upgrade Business Award.  In 2005, we became SAP Powered by Netweaver Partner and in 2006, we became a member of the SAP Enterprise Services Community.  In 2006, we also became Reseller and Implementation partners of HP-Mercury and Compuware Testing products.

          As a result of our experience in implementing ERP software, we have developed a proprietary methodology and associated toolset for implementing enterprise business software applications. The toolset also contains a project management and tracking tool, which we utilize to monitor implementation projects undertaken for customers. We believe that our methodology and toolset may enable our customers to realize significant savings in time and resources. Furthermore, we believe that use of the methodology and toolset also shortens the turn-around time for program development, as it streamlines the information flow between Intelligroup’s offices and customer sites.

          Additionally, we have introduced certain SAP-based proprietary tools and services, that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through these services, we help to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP support packages. We combine the assessment capabilities of our proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables our customers to analyze and test the impact of a support package on their own SAP production environment before the support package is actually applied.  In addition, HotPac Analyzer enables our customers to validate the overall impact that a support package can have and isolate and identify the business transactions that require thorough testing.

          In 2001, we developed Pharma Express and Contractor Express.  Pharma Express is a ready-to-run, fully integrated pharmaceutical solution that enables pharmaceutical companies of all sizes to improve the efficiency of their manufacturing process to effectively control the cost-of-production and distribution while keeping the production environment cGMP-compliant.  Pharma Express incorporates SAP Best Practices for the highly regulated pharmaceutical industry and seamlessly integrates order management, process manufacturing, quality management, inventory and distribution and financials. Contractor Express has implementation accelerators that enable engineering and construction companies of medium and large sizes to implement SAP ERP solutions faster to improve their operational efficiency and to effectively control project schedules and manage the costs and resources associated with construction projects.  Contractor Express incorporates SAP Best Practices for the engineering and construction industry and seamlessly integrates order management, procurement, project systems, plant maintenance, asset management, human resources, financials and project costing.

          Our offshore centers, located in India, allow us to provide cost-effective, timely and high quality professional services to customers throughout the world.

          The offshore centers are structured along the following lines –

Centers of Excellence (CoE) – which are development and support centers, dedicated to certain strategic customers, that provide multi-platform, multi-service, integrated and complete solutions to such strategic customers.

Competencies groups – which are responsible for building process oriented consulting excellence in SAP, Oracle- PeopleSoft, Microsoft, e-Business, especially focused on upgrades.

Infrastructure Management – which provides monitoring services for our customers’ internal systems, networks, and wide area networks.  Technologies within this offering include Cisco, Sun, Nortel, IBM, Linux, Citrix, and Microsoft.

Research and Development group – which is a center for the development of proprietary tools designed to enhance the information technology solutions offered to our customers.

          We leverage our offshore centers, in coordination with consultants located at customer sites, to deliver rapid, around the clock services to provide customers with savings in application deployment costs and expedited project completion.  Intelligroup is able to deliver high value services at competitive prices due to: (i) the high level of expertise and experience of consultants; (ii) the rigorous application of our proprietary project methodologies, tools and project management disciplines; and (iii) the cost structures associated with our offshore centers.

          Our customers are primarily global Fortune 500 and other large and mid-sized companies in the United States and other diverse geographical locations.  They include Armstrong World Industries, Cox Newspapers, Inc. Joy Mining, San Diego Unified School District, Eastman Chemical, AM General, Allergan, Kimball International, Infineon Technologies, Hitachi America, 2Wire, Telik, New Age Electronics, Hacienda, and Puerto Rico Telephone Company – Verizon.

           We have also participated in project teams led by IT consulting firms such as Accenture and BearingPoint.

          Application Management Services

          Intelligroup’s Application Management Services provide the resources, processes and tools needed for quality-driven user, technical and operations support. We use a well-defined set of assessment, transition and long-term processes to deliver customized, affordable and highly responsive support.

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

          Key to our ability to deliver Application Management Services is our offshore centers located in India, which help to provide responsive global support to customers through delivery teams that work around-the-clock. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of support professionals; and (ii) the cost structures associated with the offshore centers.

          We provide Application Management Services directly to end-user organizations. Our customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other global locations. They include General Electric, Hitachi, Owens Corning, Armstrong World Industries, Bristol-Myers Squibb, Power One, 2Wire, Joy Mining Machinery and Pearsons Technology Center.

          Testing Services

          Intelligroup focuses on providing ERP Test Automation services.  We provide test strategy and provide functional, regression, and performance testing.  We are building scripts that automate SAP and Oracle applications testing.

          Trademarks and Service Marks

          “Intelligroup,” the Intelligroup logo and “Creating the Intelligent Enterprise” are all trademarks of the Company.

          “Power Up Services”, “Uptimizer”, “HotPac Analyzer”, “Pharma Express”, “Contractor Express”,  “4Sight”, “4Sight Plus”, “EZ Path”, “Implementation Assistant”, “myADVISOR” and “ASPPlus” are service marks.

          “Empower Solutions” is a service mark of Empower Solutions, a subsidiary of Intelligroup.

          All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not our property.

          Sales and Marketing

          We historically generate new sales leads from (i) referrals from existing customers, (ii) introductions to potential customers by our alliance partners, which often need to recommend qualified systems integrators to implement or enhance their software products, and (iii) internal sales efforts.  In addition, we have been introduced to customers by certain of our competitors, such as the consulting practices of the former “Big Five” accounting firms, which at times use our expertise and ability to deliver qualified personnel for complex projects.

          We have a focused approach towards sales and marketing efforts. Our sales efforts are primarily driven by onsite Business Development Managers (“BDMs”) who are supported by Client Service Executives (“CSE”) who serve as leaders in multiple engagements and have both sales and delivery responsibilities. BDMs are primarily vertically focused and are responsible for developing and increasing the sales pipeline, and for closing sales with new and existing customers.  We continually evaluate the size of direct sales force in comparison to market conditions and shall expand its direct sales force where market conditions warrant.

          CSE’s are responsible for all aspects of the customer relationship, with a focus on service delivery and customer satisfaction.  CSE’s will typically focus on a region of the country or in a particular industry area. In addition to their responsibilities for generating new revenue opportunities and expanding revenue within existing clients, typically CSE’s are also billable headcount. The CSEs also serve in a quality assurance function and oversee all services delivered to the client to ensure projects are delivered on-time and within budget.

          We have established a Business Development Center (“BDC”) in our facilities in Hyderabad, India.  The primary objectives of the BDC are to:  (i) generate qualified leads for local BDMs to pursue with existing and prospective clients; and, (ii) support the proposal efforts of local BDMs by providing strategic research and proposal writing capabilities. We intend to continue to expand the BDC in proportion to its local BDMs sales presence.

          The primary objective of our Marketing and Alliances function is branding and lead generation.  We will continue to market to potential customers with demonstrated needs for Intelligroup’s expertise in ERP, Testing, and e-business solutions.  Intelligroup has exhibited and presented our expertise at trade events associated with the primary ERP offerings.  These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group and the PeopleSoft Users Group and industry analyst shows like Gartner IT Expo. We intend to continue participation in such industry-recognized programs and trade shows.

          In regard to Alliances, we have strengthened our Alliance with SAP by becoming an Enterprise Services Partner, a Duet Partner, and an SAP xApps Certified Partner.  We have become a Certified Partner of Oracle, and are initiating joint campaigns with them.  Our Microsoft Partnership has grown, and we are now part of their Offshore Advisory Partner Council.

          Most importantly, however, we believe that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals.  We believe that we have consistently met customer expectations with respect to budgets and time schedules.

          Our services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle.  Once a lead is generated, we endeavor to quickly understand the potential customer’s business needs and objectives in order to develop the appropriate solution and bid accordingly.  Our CSEs and project managers are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time we initially meet with a prospective customer until the customer decides whether to authorize commencement of an engagement.

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

          As part of their client/server strategies, organizations often acquire, or consider acquisition of, the pre-packaged enterprise-wide business software applications offered by leading ERP vendors, such as SAP, Oracle and PeopleSoft. These applications are then implemented and maintained to meet their particular business needs.  Alternatively, the organizations may develop, or commission the development of, customized software applications to meet the needs of these organizations. In both cases, customers have a set of core operations applications, which they use to support their central business processes. These customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications.  These competing demands reflect areas of potential business opportunity for us.

          The majority of customers who implement ERP solutions are Fortune 500 companies. We believe that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market clients and toward mid-market clients.  Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products.  We believe that opportunity exists to sell both professional consulting services and application management services to mid-market clients. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which we believe it can provide through a combination of innovative tools and templates, which expedite delivery and use of our offshore services, thereby reducing costs.

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

          Another area of opportunity for us is strategic offshore outsourcing.  With our history as a pioneer in providing offshore management and support of mission critical applications, we can offer clients a flexible, low cost option for managing ERP applications.

          We believe we also have an opportunity in Service Oriented Architecture (“SOA”) solutions.  SOA based solutions enable integration and building of composite applications that enable flexible business processes.

          Customers

          We provide our services directly to many Fortune 500 companies, as well as small to medium sized enterprises, and, to a lesser extent, as a member of consulting teams assembled by other information technology consultants, such as the consulting practices of the former “Big Five” accounting firms.  During 2006 and 2005, one customer, various businesses of General Electric Company, accounted for more than 10% of revenue.

          Although Intelligroup has contracts with many of its customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. When providing application management and support services for customers, we expect to compete for multi-year fixed term, fixed price contracts.  There can be no assurance that our customers will continue to enter into contracts with us or that existing contracts will not be terminated.

          Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify.  Our failure or inability to meet a customer’s expectations in the performance of our services could result in a material adverse change to the customer’s operations giving rise to claims against us for damages or causing damage to our reputation, adversely affecting its business, financial condition and results of operations.  In addition, certain of our agreements with our customers require us to indemnify the customer for damages arising from services provided to, or on behalf of, such customer.  Under certain of our customer contracts, we warrant that we will repair errors or defects in its deliverables without additional charge to the customer.  We have not experienced, to date, any material claims against such warranties.  We have purchased and maintain errors and omissions insurance to insure us for damages and expenses incurred in connection with alleged negligent acts, errors or omissions.

          Competition

          The markets for Intelligroup’s services are highly competitive.  We believe that our principal competitors include the internal information systems groups of its prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of Intelligroup):

•

Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini Ernst & Young, Accenture, BearingPoint Deloitte Consulting, IDS Scheer, SAP Professional Services, Oracle Consulting, Hitachi, Atos Origin and Rapidigm;

•	Software applications vendors: including, SAP, and Oracle including PeopleSoft; and

•

Application management services firms: including, Covansys, Wipro Technologies, Infosys Technologies Limited, Satyam Computer Services Ltd, HCL Technologies Ltd., Cognizant Technology Solutions, Patni Computer Systems and Tata Consultancy Services.

          Many of our competitors have longer operating histories, possess greater industry and name recognition and/or have significantly greater financial, technical and marketing resources than the Company.  In addition, there are relatively low barriers to entry into Intelligroup’s markets and we have faced, and expect to continue to face, additional competition from new entrants into these markets.

          We believe that the principal competitive factors in our markets include quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise.  We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of services that are competitive with our services and the extent of our competitors’ responsiveness to customer needs.

          We believe that we compete based on our expertise across the full life cycle of its clients’ ERP solutions.  This expertise includes strategic IT consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application integration and application management and support related to those solutions. There can be no assurance that we will be able to continue to compete successfully with existing and new competitors.

          Employees

          As of December 31, 2006, we employed 2,137 full-time employees, of whom 1,800 were engaged as consultants or as software developers, 114 were engaged in sales and marketing, and 223 were engaged in delivery management, finance and administration. Of the total number of employees, 488 were based in the United States, 31 were based in Japan, 39 were based in Europe and 1,579 were based in India.  In addition, we engaged 110 independent contractors to perform information technology services as of December 31, 2006.

          None of our employees are covered by a collective bargaining agreement. Substantially all of our employees have executed employment agreements containing non-competition, non-disclosure and non-solicitation clauses. In addition, we require that all new employees execute such agreements as a condition of employment by Intelligroup. We believe that we have been successful in attracting and retaining skilled and experienced personnel.  There is increasing competition for experienced sales and marketing personnel and technical professionals.  Our future success will depend in part on our ability to continue to attract, retain, train and motivate highly qualified personnel.  We consider relations with our employees to be good.

          Intellectual Property Rights

          Our success is dependent, in part, upon our proprietary implementation methodology, development tools and other intellectual property rights.  We rely upon a combination of trade secret, non-disclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights.  We generally enter into confidentiality agreements with our employees, consultants and customers, and limit access to and distribution of our proprietary information.  We also require that substantially all of our employees and consultants assign to us their rights in intellectual property developed while employed or engaged by us.  In addition we require that all new employees execute agreements that assign to us their rights in any intellectual property developed during the term of employment as a condition of employment by us.  There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights.

Item 1A.	Risk Factors

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our intention to shift more of our focus towards the management and support of customers’ enterprise, e-commerce and m-commerce applications. Our business, operations and financial conditions are subject to various risks. Our material risks that are currently known to management are described. This section may not describe all risks associated with us, our industry or business. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements.

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

          If we are unable to remediate the weaknesses in our internal control over financial reporting identified in this report or to improve our control environment, it could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline; increased costs and efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002; and further disclosures that could be viewed negatively by our stakeholders.

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

          Currency fluctuations may have a material adverse effect on our financial condition and results of operations.

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

          We were previously entitled to a tax holiday for certain revenue earned and expenses incurred by our existing Software Technology Parks of India Unit (“STPI Unit”) of our Hyderabad operations. Such tax holiday expired effective March 31, 2006 and therefore our future tax liability will increase. In addition, in July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova’s management has represented that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. Although we and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify Intelligroup with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova’s indemnification obligations under its tax sharing agreement with Intelligroup. If it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such the tax liability, which would be material. Please refer to Note 8 to the financial statements for the year ended December 31, 2006.

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

          If we are unable to negotiate customer contract renewals on comparable terms, it may materially adversely effect our financial condition and results of operations.

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

          As of December 31, 2006, we own no real property and currently lease or sublease all of our office space. Within the United States, as of December 31, 2006, we lease office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Warrenville, IL, and Milpitas, CA, for certain other sales and operations personnel. We also lease office space in Denmark, India, Japan and the United Kingdom. The following table summarizes our leased office space as of December 31, 2006:

Location	Area in Sq. Ft.	Use	Lease Expiration

Edison, NJ (A)	48,476	Corporate Headquarters Consulting Services - focus on SAP, Peoplesoft commercial, Oracle and E-Business markets in the US. Selling, general and administrative functions in the US	9/9/2008
Atlanta, GA	2,533	Consulting Services - focus on SAP and Peoplesoft public sector market in the US; Limited selling, general and administrative functions in the US	3/1/2011
Warrenville, IL	913	Limited selling and marketing functions in the US	8/30/2007
Milpitas, CA	2112	Limited selling and marketing functions in the US	5/31/2007
Odense, Denmark	5,005	Consulting Services - focus on SAP market in Denmark; Selling, general and administrative functions in Denmark	7/31/2009
Hyderabad, India	18,359	IT development and support services	12/31/2010
Hyderabad, India	15,401	IT development and support services	5/31/2007
Hyderabad, India	10,727	IT development and support services	4/30/2007
Hyderabad, India	56,600	IT development and support services and general and administrative functions	7/31/2010
Bangalore, India	5,163	IT development and support services	10/30/2010
Tokyo, Japan	2,826	Consulting Services - focus on SAP market in Japan; Selling, general and administrative functions in Japan	8/31/2007
Milton Keynes, UK	2,700	Consulting Services - focus on Peoplesoft and SAP market in the UK; Selling, general and administrative functions in the UK	7/27/2007

(A)	Approximately 21,840 square feet of this space has been subleased to an unrelated third party through 9/9/2008.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders.

          Not applicable.

          PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters.

          Our Common Stock is currently being quoted under the symbol “ITIG” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC.  Prior to October 21, 2004, the Common Stock was quoted on the Nasdaq Stock Market (the “NASDAQ”) under the symbol “ITIG.”

          The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as reported on the NASDAQ website.  The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2005	$1.30	$1.13
June 30, 2005	$1.49	$1.10
September 30, 2005	$2.62	$1.47
December 31, 2005	$2.13	$1.30
March 31, 2006	$1.66	$1.37
June 30, 2006	$2.08	$1.46
September 30, 2006	$1.79	$1.17
December 31, 2006	$1.47	$1.21

          As of March 19, 2007, the approximate number of holders of record of the Common Stock was 73 and the approximate number of beneficial holders of the Common Stock was 2,483.

          We have never declared or paid any dividends on its capital stock. We intend to retain any earnings to fund future growth and the operation of our business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Furthermore, we are prohibited from paying dividends under the terms of our revolving credit loan agreement.

          The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2004 Equity Incentive Award Plan	3,323,361	$1.69	990,243
1996 Stock Option Plan	548,556	$4.99	—
1996 Non-Employee Director Stock Option Plan	—	$—	110,000
Equity compensation plans not approved by security holders	40,000	$2.06	65,000

Total	3,911,917	$2.16	1,165,243

Item 6.	Selected Financial Data.

          You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

          The consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The selected financial data as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002, have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or “SEC”.  Our historical results are not necessarily indicative of the operating results to be realized in the future.

          On April 2, 2003, we consummated the Sale, effective as of March 1, 2003, of its Asia-Pacific group of subsidiary companies, operating in Australia, New Zealand, Singapore, Hong Kong and Indonesia (together, the “Former Subsidiaries”), to Soltius Global Solutions PTE Ltd., a Singapore corporation. Accordingly, the consolidated statement of operations data and the balance sheet data have been reclassified to reflect the Sale of the Former Subsidiaries as discontinued operations for all periods presented.

	As of December 31,

	2006	2005	2004	2003	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,277	$5,305	$6,239	$1,872	$1,163
Working capital	20,058	11,302	19,991	4,146	2,793
Total assets	54,543	42,998	47,975	41,126	38,327
Line of credit borrowings and current portion of obligations under capital leases	5,442	3,684	2,778	8,817	6,681
Long-term debt and obligations under capital leases, net of current portion	552	350	45	256	—
Shareholders’ equity	26,394	17,890	24,647	9,053	8,794

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$125,309	$125,326	$128,903	$117,142	$101,105
Cost of revenue	91,104	92,304	91,818	83,387	71,119

Gross profit	34,205	33,022	37,085	33,755	29,986

Selling, general and administrative expenses	35,031	37,705	34,741	29,036	25,935
Depreciation and amortization	2,474	2,260	2,475	2,661	2,736
Proxy contest charges	—	—	—	711	1,823

Total operating expenses	37,505	39,965	37,216	32,408	30,494

Operating income (loss)	(3,300)	(6,943)	(131)	1,347	(508)
Interest income	27	147	36	83	31
Interest expense	(597)	(318)	(472)	(453)	(392)
Other income (expense), net	1,300	283	59	(907)	368

Income (loss) from continuing operations before income taxes	(2,570)	(6,831)	(508)	70	(501)
Provision for (benefit of) income taxes	1,137	(240)	358	186	(106)

Loss from continuing operations	(3,707)	(6,591)	(866)	(116)	(395)
Loss from discontinued operations	—	—	—	(925)	(991)

Net loss	$(3,707)	$(6,591)	$(866)	$(1,041)	$(1,386)

Loss per share:
Basic and diluted loss per share
Loss from continuing operations	$(0.09)	$(0.19)	$(0.04)	$—	$(0.02)
Loss from discontinued operations	—	—	—	(0.06)	(0.06)

Net loss per share	$(0.09)	$(0.19)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	40,179	35,103	22,790	16,697	16,630

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Overview

          In this Section, we will discuss the following:  (1) key factors in evaluating our financial performance; (2) application of critical accounting policies, which explains the accounting policies necessary to understand how we record our financial information; (3) results of operations - consolidated, in which our consolidated results are compared year to year to recognize trends; (4) results of operations by business segment, which allows us to compare the results of our different business units; (5) liquidity and capital resources; (6) contractual obligations and other commercial commitments; and (7) recently issued accounting standards.

          Key Factors in Evaluating the Company’s Financial Performance

          Management believes the following factors should be considered when evaluating our reported financial information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    Revenue

          The majority of our revenue is derived from professional services rendered to customers. Revenue is typically recognized as services are performed. Our services range from providing customers with a single consultant to multi-personnel full-scale projects. Although we have contracts with many of our customers to provide our services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our customers will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services either directly to end-user organizations, or as a member of a consulting team assembled by another IT consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by us on the customers’ behalf.

                    Fixed Price Projects

          We have provided services on certain projects in which we, at the request of the clients, offer a fixed price for our services. For the years ended December 31, 2006, 2005 and 2004, revenue derived from projects under fixed price contracts represented approximately 39%, 43% and 43%, respectively, of the Company’s total revenue. No single fixed price project was material to our business during 2006, 2005 or 2004. We believe that, as we pursue our strategy of providing application management services to customers, we will continue to offer fixed price projects. We believe that there are certain risks related to fixed price arrangements and thus we price such arrangements to reflect the associated risk. There can be no assurance that we will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on our business, financial condition and results of operations.

                    Customer Concentration

          We have derived and believe that we will continue to derive a significant portion of our revenue from a limited number of customers and projects. For the years ended December 31, 2006, 2005 and 2004, our ten largest customers accounted for in the aggregate approximately 49%, 49% and 45% of our revenue, respectively. During 2006 and 2005, one customer, various businesses of the General Electric Company, accounted for more than 10% of revenue.  During 2004, no single customer accounted for 10% or more of revenue.  For the years ended December 31, 2006, 2005 and 2004, 21%, 12% and 22%, respectively, of our revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage us in the future at current or lower levels of retention.

                    Software Partners

          For the years ended December 31, 2006, 2005 and 2004, we derived the following percentages of total revenue from projects in which we implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft, Oracle and other e-Business application providers:

	Percentage of Revenue Year Ended December 31,

	2006	2005	2004

SAP	72%	70%	68%
PeopleSoft	13%	21%	25%
Oracle	7%	3%	2%
e-Business	5%	5%	3%
Others	3%	1%	2%

Total	100%	100%	100%

                    Markets

          We currently serve the United States market with our headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois), and Milpitas (California). We also maintain local offices in other geographic areas to serve the markets in India, the United Kingdom, Denmark and Japan.  We lease our headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

                    Expenses

          Our most significant cost is project personnel expenses, which consist of consultant salaries, benefits and payroll-related expenses. Thus, our financial performance is based primarily upon billing margin (billable hourly rate less the cost to us of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

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

          Revenue Recognition and Allowance for Doubtful Accounts.

          We generate revenue from professional services rendered to customers. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue.  The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer.  Such method is expected to result in reasonably consistent profit margins over the contract term.

          We also derive a portion of our revenue from fixed-price, fixed-time contracts.  Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Revenue generated from certain other fixed-price contracts is recognized using the percentage of completion method based on the ratio of labor hours incurred to estimated total labor hours.  This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract.  Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract.  Changes in estimates are accounted for in the period of change. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may have to be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

          We occasionally derive revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

          Any estimation process, including that used in preparing contract accounting models, involves inherent risk.  We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through approval and monitoring processes.  Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

          Unbilled services at December 31, 2006 and 2005 represent services provided through December 31, 2006 and 2005, respectively, which are billed subsequent to year-end.  All such amounts are anticipated to be realized in the following year.

          We recognize revenue for services where collection from the client is reasonably assured. We establish billing terms at the time project deliverables are agreed, and we continually monitor timely payments from customers and assess collection issues.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments.  We base our estimates on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of accounts receivable by aging category.

          Recoverability of Long-Term Assets

          We review the carrying value of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value.

          Accounting for Income Taxes

          We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount, and operating loss and tax credit carry forwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance.  Based upon this assessment, we recorded approximately $21.8 million of valuation allowance against gross deferred tax assets of $22.8 million through December 31, 2006. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income.  Had we not recorded this allowance, we would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $21.8 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

          Under U.S. tax law, the utilization of the deferred tax asset related to the NOL carry forward is subject to an annual limitation if there is a more than 50 percentage point change in shareholder ownership. We incurred such a change in ownership as defined under Internal Revenue Code (“IRC”) Section 382 for U.S. federal income tax purposes in September 2004. As a result, we are subject to limitations on future usage of its previously incurred tax attributes and wrote down our NOL carry-forward in 2004. This limitation and related write-down of the NOL did not have an income statement impact in 2004 as we had previously established a full valuation allowance against the net deferred tax balances, which was subsequently removed in conjunction with the write-down.

          Derivative Instruments

          During August 2006, we entered into a foreign currency forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated asset balances at our Indian subsidiary.  The foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income (loss). The foreign currency forward contract settled in January 2007.

          Share-Based Compensation Plans

          We have share-based compensation plans that reserve common shares for issuance to key employees and directors.  Prior to January 1, 2006, we accounted for such share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No.  123, “Accounting for Stock-Based Compensation.”  Accordingly, we used the intrinsic value method of accounting for stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of common stock on the date of grant.  In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to January 1, 2006, as if it had applied the fair value-based method in measuring compensation expense for share-based compensation plans.

          Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method.  Under this method, we recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

          The compensation cost that has been charged against income for share-based compensation plans was $1.6 million for the year ended December 31, 2006.  Due to our net operating losses carried forward, along with current year losses, we did not recognize income tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2006.   We received approximately $245,000 and $0 from option exercises under share-based compensation plans for the years ended December 31, 2006 and 2005, respectively.

          As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to stock options.  Those costs are expected to be recognized during the next four years.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  We recognize the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).  The Black-Scholes model incorporates the following assumptions:

•

Expected volatility – we estimate the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity.

•

Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where we do not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2006.

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•

Dividends – we use an expected dividend yield of zero since we have never declared or paid any dividends on its capital stock. We intend to retain any earnings to fund future growth and for the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

          Additionally, we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

          If factors change and we employ different assumptions in the application of SFAS No. 123R to options grants made in future periods, the compensation expense that we record under SFAS No. 123R for those future awards may differ significantly from what it has recorded in the current period.  There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R.

          Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution.  Because share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect estimates of fair values, existing valuation models may not provide reliable measures of the fair values of share-based compensation.  Consequently, there is a risk that our estimates of the fair values of share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future.  Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

          There are significant differences among valuation models.  This may result in a lack of comparability with other companies that use different models, methods and assumptions.

          Contingent Liabilities

          We have certain contingent liabilities that arise in the ordinary course of business.  We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.  We are subject to various pending or threatened legal matters which have arisen in the ordinary course of business.  The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

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

          Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue Year Ended December 31,

	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.7	73.6	71.2

Gross profit	27.3	26.4	28.8

Selling, general and administrative expenses	28.0	30.1	27.0
Depreciation and amortization expense	2.0	1.8	1.9

Total operating expenses	30.0	31.9	28.9

Operating loss	(2.7)	(5.5)	(0.1)
Interest income	—	0.1	—
Interest expense	(0.4)	(0.2)	(0.4)
Other income (expense), net	1.0	0.2	0.1

Loss before income taxes	(2.1)	(5.4)	(0.4)
Income tax provision (benefit)	0.9	(0.2)	0.3

Net loss	(3.0)%	(5.2)%	(0.7)%

                    Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          The following discussion compares the consolidated results of operations for the year ended December 31, 2006 to the year ended December 31, 2005.

          Revenue.  Total revenue remained relatively constant at $125.3 million in 2006 and 2005, which was attributable to a decrease in revenue generated in the United States (a decrease of $5.7 million), offset by India (an increase of $3.1 million), Europe (an increase of $2.1 million), and Japan (an increase of $0.5 million).  In 2006, the net change includes an increase in SAP and Oracle revenues of $6.6 million, and an increase in infrastructure management services of $2.8 million, offset by a decrease in revenue in the Company’s PeopleSoft business of $9.5 million.  This decrease in PeopleSoft revenue from $25.7 million for 2005 to $16.2 million for 2006 is attributable to the completion of several major implementation projects during 2005 coupled with the absence of new projects to replace this revenue.

          Cost of revenue and gross profit.  Our cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants, as well as travel costs. Our cost of revenue has decreased by 1.3%, or $1.2 million, from $92.3 million in 2005, to $91.1 million in 2006.  Our gross profit increased by 3.6%, or $1.2 million, from $33.0 million in 2005, to $34.2 million in 2006.  As a percentage of revenue, the gross margin increased from 26.4% in 2005 to 27.3% in 2006, primarily due to improved resource management and increased utilization, which was offset partially by increased compensation costs for our technical professionals.  We believe that through our efforts in 2006 to improve our resource management we have achieved healthy utilization rates and do not expect to further improve our utilization rates in 2007 and thereby achieve similar improvement in gross margin in 2007.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries, and related benefits costs for sales and general administrative personnel, occupancy costs, travel and entertainment, professional fees and other general expenses. Selling, general and administrative expenses decreased by 7.1%, or $2.7 million, to $35.0 million in 2006, from $37.7 million in 2005, and decreased as a percentage of revenue to 27.9% from 30.1%, respectively.  The decrease in selling, general and administrative expenses was related primarily to a reduction in accounting fees incurred in connection with restating prior periods’ consolidated financial statements, professional fees associated with Sarbanes-Oxley compliance, and legal fees incurred in 2005.  This was partially offset by increased selling and marketing expenses and a $1.3 million reserve against an outstanding receivable and unbilled services related to one customer.  We do not expect significant additional investments in selling and marketing in 2007.

          Other Income (expense).  Other income (expense), results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments, and other items.  For the year ended December 31, 2006, we recorded transaction losses of approximately $0.4 million, primarily the result of the write-down of cumulative translation adjustments related to Sweden, compared with transaction losses of $0.4 million for the year ended December 31, 2005, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, we had sublease income, dividend income and other adjustments items of approximately $1.0 million for the year ended December 31, 2006, compared with $0.6 million for the year ended December 31, 2005, and other out of court settlements for approximately $0.6 million for the year ended December 31, 2006, compared with $0.1 million for the year ended December 31, 2005.

          Income tax provision.  We had pretax losses of $2.6 million in 2006 and $6.8 million in 2005, on which we recorded a provision for income taxes of $1.1 million in 2006 and a benefit for income taxes of $0.2 million in 2005.  The provision for income taxes in 2006 was due mainly to the expiration of the India tax holiday on March 31, 2006, whereas the benefit for income taxes in 2005 was due mainly to our recognition of deferred tax assets not offset by valuation allowances in our India and Japan operations.  Our net deferred tax assets as of December 31, 2006 related to our Indian operations.  Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian operations’ deferred tax assets of $752,000, will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2006.  We expect our effective tax rate to increase during 2007, due to the expiration of the India tax holiday on March 31, 2006.

          In 1996, we elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax would be due in such period. Such tax holiday was extended an additional five years in 1999.  Effective April 1, 2000, pursuant to changes introduced by the Indian Finance Act, 2000, the tax incentive previously granted was no longer available and has been replaced in the form of a tax deduction incentive on export revenue.  Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income.  Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For 2005 and 2004, the tax holiday favorably impacted our effective tax rate.

          The tax holiday in India expired in March 2006.  As a result, the income earned by our Indian subsidiary is now taxable, and our India tax expense increased to $1.1 million in 2006 as compared to a tax benefit of $0.2 million in 2005.

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

                    Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          The following discussion compares the consolidated results of operations for the year ended December 31, 2005 to the year ended December 31, 2004.

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

          Cost of revenue and gross profit.  Our cost of revenue increased by 0.5%, or $0.5 million, from $91.8 million in 2004, to $92.3 million in 2005.  Our gross profit decreased by 10.9%, or $4.1 million, from $37.1 million in 2004, to $33.0 million in 2005. As a percentage, gross margin decreased from 28.8% in 2004 to 26.4% in 2005, primarily due to increased compensation costs for its technical professionals.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased by 8.5%, or $3.0 million, to $37.7 million in 2005, from $34.7 million in 2004, and increased as a percentage of revenue to 30.1% from 27.0%, respectively. The increase in selling, general and administrative expenses was related primarily to the accounting fees incurred in connection with restating prior periods’ consolidated financial statements, professional fees associated with Sarbanes-Oxley compliance, and legal fees incurred in 2005.

          Income tax provision.  Based on pretax losses of $6.8 million in 2005 and pretax losses of $508,000 in 2004, a benefit for income taxes of ($240,000) and a provision for income taxes of $358,000 were required in 2005 and 2004, respectively. The benefit for income taxes in 2005 was due mainly to our recognition of deferred tax assets not offset by valuation allowances in its India and Japan operations, while the provision for income taxes in 2004 was due to taxable income in certain jurisdictions combined with a valuation allowance offsetting other loss benefits in other jurisdictions.  Our net deferred tax assets as of December 31, 2005 related primarily to its Indian and Japanese operations.  Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian and Japanese operations’ deferred tax assets of $427,000 and $284,000, respectively, will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2005.

Results of Operations by Business Segment

          We operate in one industry operating segment, information technology solutions and services.

          We have four reportable geographic operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

•

United States (“US”) – the largest segment of the Company, with operations in the United States & Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey.

•	India – includes the operations of the Company in India, including services provided on behalf of other subsidiaries. The Indian headquarters is located in Hyderabad, India.

•

Europe – includes the operations of the Company in Denmark, and the United Kingdom.  The Company had transitioned its operations in Sweden to Denmark as of January 1, 2003, and the Company is currently in the process of liquidating the Sweden entity.  The European headquarters is located in Milton Keynes, United Kingdom.

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

          The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, primarily revenue and operating income, to evaluate segment performance.

          During 2006, the Company’s India subsidiary engaged a PCAOB registered firm to evaluate and recommend changes, if any, to its existing transfer pricing methodology.  As a result of such transfer pricing study, the Company changed its transfer pricing methodology and adopted a “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services.  While the application of the new transfer pricing methodology did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between the Company and its international subsidiaries.  Hence the revenues and operating performance reported for the geographic segments, particularly India and United States, for the year ended December 31, 2006 reflect the impact of the new transfer pricing methodology as well as year over year trends in revenue and operating performance.  Please see Note 1 to the Consolidated Financial Statements for additional information regarding the impact of the change in transfer pricing methodology.

          Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          The following discussion compares the segment results of operations for the year ended December 31, 2006 to the year ended December 31, 2005.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31

	2006		2005

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$80,875	64.5%	$86,617	69.1%
India	31,335	25.0	28,206	22.5
Europe	9,130	7.3	7,030	5.6
Japan	3,969	3.2	3,473	2.8

Total	$125,309	100.0%	$125,326	100.0%

          Revenue in the United States decreased by 6.6%, or $5.7 million, from $86.6 million in 2005 to $80.9 million in 2006.  The decrease in this revenue is attributable to the decline in our PeopleSoft business due to the completion of several major implementation projects during 2005 and the lack of new projects to replace this revenue.  This was partially offset by growth in Oracle and SAP revenues and additional revenues from services performed for US customers by our India subsidiary being allocated to the US geographic segment as a result of the change in transfer pricing methodology.

          India revenue increased by 11.4%, or $3.2 million, from $28.2 million in 2005, to $31.3 million in 2006.  The increase was attributable primarily to increased demand for services provided in India, Gulf Coast and Middle East regions, as well as increased demand for offshore services from customers in the United States and consequent increased demand from our affiliated companies in US and other geographies.  This was partially offset by a decrease in the revenue allocated to the India entity in connection with services performed by India for its affiliated companies in the US and other geographies due to the change in transfer pricing methodology.

          Europe revenue increased by 29.6%, or $2.1 million, from $7.0 million in 2005 to $9.1 million in 2006.  The increase was attributable primarily to one large contract entered into during the three months ended June 30, 2006.

          Japan revenue increased by 14.3% or $0.5 million, from $3.5 million for 2005, to $4.0 million in 2006.  The increase was due primarily to increased demand for the Company’s consulting services within the local SAP market.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31,

	2006	2005

United States	$(6,969)	$(9,637)
India	3,595	3,526
Europe	853	(289)
Japan	(779)	(543)

Total	$(3,300)	$(6,943)

          US operating loss decreased by $2.7 million, from $9.6 million in 2005, to $6.9 million in 2006.  The improvement in operating performance is primarily attributable to the change in transfer pricing methodology, which resulted in increased revenues in the US, and also due to significant reduction in accounting, professional and legal fees.  These improvements were partially offset by increased sales and marketing expenses and a $1.3 million reserve against an outstanding receivable and unbilled revenue related to one customer contract in 2006.

          India operating income increased by $0.1 million, from $3.5 million in 2005, to $3.6 million in 2006. The increase was attributable primarily to an increase in demand for offshore services, and services provided to customers in the India and Middle East regions, offset by the change in transfer pricing methodology in 2006.

          Europe operating performance improved by $1.1 million, from operating loss of $289,000 in 2005, to operating income of $853,000 in 2006.  The improvement was attributable primarily to increased revenues and improved resource management and utilization.

          Japan operating performance decreased by $0.2 million, from operating loss of $543,000 in 2005, to operating loss of $779,000 in 2006.  The decrease was attributable primarily to lower margins resulting from increased consultant cost, and increased selling and marketing expenses.

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          The following discussion compares the segment results of continuing operations for the year ended December 31, 2005 to the year ended December 31, 2004.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31

	2005		2004

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$86,617	69.1%	$95,270	73.9%
India	28,206	22.5	22,029	17.1
Europe	7,030	5.6	6,890	5.3
Japan	3,473	2.8	4,714	3.7

Total	$125,326	100.0%	$128,903	100.0%

          US revenue decreased by 9.1%, or $8.7 million, from $95.3 million in 2004 to $86.6 million in 2005.  The decrease in US revenue was attributable to the completion of two large contracts during 2004.

          India revenue increased by 28.0%, or $6.2 million, from $22.0 million in 2004, to $28.2 million in 2005.  The increase was attributable primarily to increased demand for services in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through our affiliated entities in other parts of the world, but most predominantly with the United States. India revenues generated by US-based customers have increased by 34% from $15.0 million in 2004 to $20.2 million in 2005.

          Europe revenue increased slightly from $6.9 million in 2005 to $7.0 million in 2004.

          Japan revenue decreased by 26.3% or $1.2 million, from $4.7 million for 2004, to $3.5 million in 2005.  The decrease was primarily attributable to the completion of one large contract during early 2005.

          Operating Income (Loss).  The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31

	2005	2004

United States	$(9,637)	$(4,129)
India	3,526	3,324
Europe	(289)	(183)
Japan	(543)	857

Total	$(6,943)	$(131)

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

Liquidity and Capital Resources

          2006 Cash Position and Cash Flows

          We had cash and cash equivalents of $12.3 million at December 31, 2006 and $5.3 million at December 31, 2005.  We had working capital of $20.1 million at December 31, 2006 and $11.3 million at December 31, 2005.  The increase in working capital resulted primarily from the $10 million private placement transaction completed in March 2006.

          Cash used in operating activities was $82,000 for the year ended December 31, 2006, resulting primarily from the net loss of $3.7 million, offset by $6.2 million of non-cash adjustments to operating activities including depreciation and amortization ($2.5 million), provision for doubtful accounts ($1.3 million), stock expense ($1.6 million), and deferred income taxes ($0.6 million).  Accounts receivable and unbilled services increased in total by $3.0 million, due to increased revenues in the fourth quarter of 2006 when compared to the fourth quarter of 2005, while accounts payable decreased by $2.0 million due primarily to decreased professional fees, offset by an increase in deferred revenue by $2.0 million, due primarily to amounts billed in December for one contract.

          We invested $2.1 million and $2.4 million in computer equipment, internal-use computer software and office furniture and fixtures and leasehold improvements during the years ended December 31, 2006 and 2005, respectively.   We invested $2.2 million in short-term investments during the year ended December 31, 2006.

          Credit Facility

          On May 23, 2006, Intelligroup and its wholly-owned subsidiary, Empower, Inc., entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”)  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.   Please see Note 4 to the Consolidated Financial Statements for additional information regarding our credit facility.

          We were in compliance with the loan agreement related to the credit facility as of December 31, 2006.  We estimate undrawn availability under the credit facility to be $8.4 million as of December 31, 2006.

          2006 Private Placement

          On March 31, 2006, we completed a $10 million private placement transaction whereby SAIF acquired an additional 3,333,333 shares of Intelligroup’s common stock and Venture Tech acquired an additional 3,333,334 shares of our common stock, at a share price of $1.50 (the “2006 Private Placement”).  The 2006 Private Placement was approved by a special committee of disinterested members of the Board of Directors and generated $9.8 million of proceeds to the Company, net of transaction expenses.  Following the 2006 Private Placement, SAIF and Venture Tech own 36% and 26% of Intelligroup’s common stock, respectively.

          Cash to Fund Operating Activities

          We rely on the cash generated by operating activities, cash on hand and the financing available under our credit facility to fund ongoing operations.  Our credit facility with the Bank represents our sole source of external financing for ongoing business operations.  Our operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing.  We must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank.  Given our variable operating performance in the past few years, there can be no assurances that we will be able to maintain compliance with our bank covenants or obtain waivers of any defaults.

          Our 2007 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by us on existing projects and the ability to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by us on existing projects or the inability to gain and perform work on new projects, or inability to timely collect cash from our customers could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, we may seek additional financing from time to time to fund our cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, we are not currently listed on a national stock exchange.  Assuming that we achieve the revenue and expense targets included in our operating plan, management believes that our cash on hand and cash generated by operations and borrowings under our credit facility will be sufficient to fund our current and planned operations through at least December 31, 2007.

Contractual Obligations and Other Commercial Commitments

          The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period (in 000’s)

Description of Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving Credit Facility	$4,959	$4,959	$—	$—	$—
Capital Lease Obligations	1,211	592	554	65	—
Operating Lease Obligations	6,495	2,637	3,017	841	—

Total Contractual Obligations	$12,665	$8,188	$3,571	$906	$—

          We use our $15.0 million revolving credit facility with the Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined.  As of December 31, 2006, we had outstanding borrowings under the credit facility of $5.0 million. As of December 31, 2005, we had outstanding borrowings under the credit facility of $3.4 million.  We estimate undrawn availability under the credit facility to be $8.4 million as of December 31, 2006.

          We have also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

Recently Issued Accounting Standards

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  The provisions are effective for the Company beginning in the first quarter of 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements.

          In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

          Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

          Although we cannot accurately determine the precise effect thereof on its operations, we do not believe inflation or interest rate changes have historically had a material effect on our revenues or results of operations.  Significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could favorably or adversely impact our revenues and results of operations in the future. If there is a material change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change could materially affect the result of our European and/or Asian operations as reflected in our consolidated financial statements.

          We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the August 2006, the Company entered into a foreign currency forward contract for up to a maximum of $10.0 million to sell the Indian Rupee for U.S. dollars.  As of December 31, 2006, $1.0 million of the foreign currency forward contract remained, which was settled in January 2007. Management may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

          Item 8.          Financial Statements and Supplementary Data.

          The financial statements and supplementary data required to be filed pursuant to this Item 8 are included under Item 15 of this Annual Report on Form 10-K.

          Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.

          Item 9A.          Controls and Procedures.

          Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  The Company’s management has concluded that due to the material weaknesses in internal control over financial reporting described below our disclosure controls and procedures were not effective as defined in paragraph (e) of Rules 13a-15 and 15d-15 of the Exchange Act as of the end of the period covered by this report.

          A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected

          Management determined the following material weaknesses in internal control over financial reporting existed as of December 31, 2006:

•

The Company did not have sufficient review of the selection and application of US GAAP to significant non-routine and complex matters such as expected term and vesting period calculations in accordance with FAS123R. Also, there was inadequate review and improper application of FAS 52 to the realization of the cumulative translation adjustments resulting from the liquidation of the Swedish subsidiary and inadequate review of the calculation of the fair value of equipment acquired in connection with an outsourcing agreement and

•

The Company did not have personnel with sufficient accounting and financial reporting expertise resulting in insufficient oversight review of account analyses, transactions and preparation of the financial statements in accordance with US GAAP and SEC rules, specifically with regard to the classification of account balances such as short-term investments and allowance for doubtful accounts, foreign income taxes, and  fixed assets.

Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods  presented.  The following are the steps that the company intends implement to remedy the material weaknesses described above:

•

Hire an additional US GAAP expert in the finance and accounting team with the objective to provide overview and guidance for dealing with non-routine or complex transactions. We expect to hire such a resource by the end of the quarter ended June 30, 2007 and we expect that hiring such resource shall cost us an additional $40,000 in increased compensation costs per year.

•

Increased focus on proactively training existing members of the finance and accounting team on new accounting pronouncements and rules and provide additional training on accounting treatment for non-routine or complex transactions to the current members of finance and accounting team through a series of external seminars and training programs or workshops. We expect such additional, increased training to be completed during fiscal 2007 and to cost approximately $50,000.

•

Thoroughly evaluate the experience, qualifications and expertise of the external accounting firm engaged during 2006 and any other external accounting firms before engaging such firms to provide advice and assistance in connection with non-routine or complex transactions and engage in substantive discussions with such external firms on the procedures used by such firms in rendering such assistance. For the firm we have currently retained, we expect such evaluation to be completed before the end of the quarter ended June 30 2007. If we determine that the firm is sufficiently qualified, we intend to retain it again for 2007 and do not expect to incur substantial additional incremental cost. Effective immediately, such evaluation procedures shall be conducted for any other firms that may be engaged in the future.

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   Furthermore, in response to a comment from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”), we confirm that there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during the quarters ended March 31, and June 30, 2006.   During the quarter ended September 30, 2006, we changed our Chief Financial Officer which we believe represents a change in our internal control over financial reporting that materially affected or was reasonably likely to materially affect our internal control over financial reporting.

          In addition, in response to a separate comment from the Staff, we are providing revised disclosure regarding the status as of December 31, 2005 of our remediation efforts with respect to the material weaknesses identified in the Company’s Report of Form 10-K for the year ended December 31, 2004.

•         Weaknesses Related to Accounting and Finance Personnel - The Company disclosed weaknesses as of December 31, 2004 related to lack of resources and lack of adequately trained resources with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America to perform the accounting and financial reporting functions and inadequate oversight of such resources. To remediate these weaknesses, the Company established global centers of excellence for each of the process areas of Finance and hired necessary personnel with historical knowledge related to the Company’s business process, which have appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America.  Specifically, the Company re-hired its former Corporate Controller, Theresa Cashin, into the role of Director of Finance and transferred the following individuals from its India subsidiary to the global finance team:  Ramakrishna Karanam as Global Controller (who was earlier the Controller of India subsidiary), Nishant Mohta as Director of Finance (who was earlier the Manager of Finance at the India subsidiary) and Raghavendra Somishetty as Assistant Controller (who was earlier the Associate Manager of Finance at the India subsidiary). The Company also established review procedures for each of the tasks handled by these personnel. The Company documented its processes and cross-trained its finance resources to improve its ability to retain and transfer knowledge in the event of personnel turnover within the finance function.

•         Weaknesses Related to Accounting Policies and Procedures - The Company disclosed weaknesses as of December 31, 2004 related to inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well as inadequate documentation regarding the Company’s accounting policies and procedures and the application of those policies and procedures. To remediate these weaknesses, the Company established complete documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well as documentation regarding the Company’s accounting policies and procedures and the application of those policies and procedures.  With the help of the Company’s Internal Assurance team, the Company documented all the existing policies and procedures to ensure that the appropriate, up to date documentation was readily available. The Company also subscribed to knowledge portals and journals such as Accounting Research Manager and Compliance Week to ensure that appropriate knowledge resources were available to its staff for purposes of continual education regarding the latest accounting regulations.

•         Weaknesses Related to Implementation of ERP System - The Company disclosed weaknesses as of December 31, 2004 related to its failure to adapt its accounting and business processes to conform to the requirements of the Company’s new ERP system and its failure to provide sufficient training of its finance and accounting personnel on the functionalities of the ERP system prior to the Company’s April 1, 2004 “go-live” date. To remediate these weaknesses, the Company stabilized its accounting operations on the ERP system and developed significant additional reports that could add value to the management decision-making and also implemented additional modules of the ERP system.  Beginning with the fourth quarter of 2004 and through 2005, the Company hired staff including Ramakrishna Karanam, Nishant Mohta and Raghavendra Somishetty, which had sufficient experience, knowledge and training on its ERP accounting system to handle its recently implemented SAP system effectively.  In addition, the Company also worked on implementing the additional modules / features / reports identified below in the ERP system to use it more effectively.

•

ERP enhancements / improvements to generate the financial statements and other operational reports on a timely basis.  These changes resulted in building robust internal controls within the accounting system.

•	Implementation of Asset Accounting module in the ERP system, resulting in effective internal controls over the fixed assets.

•         Weaknesses related to Closing and Consolidation Procedures – The Company disclosed weaknesses as of December 31, 2004 related to the analysis and reconciliation of certain general ledger accounts. To remediate these deficiencies, management established required control procedures in the process of closing and consolidation. Processes were established to ensure preparation of reconciliations on a monthly basis related to General Ledger accounts including inter-company accounts, foreign currency translation adjustment account, unbilled revenues, deferred revenues, payroll accounting, vacation accrual and fixed assets. These reconciliations were reviewed on a monthly basis prior to monthly closure of financial statements. Finally, additional controls were established over the consolidation process for the Company’s international subsidiaries.

•         Weaknesses related to Income Tax Accounting - The Company disclosed weaknesses as of December 31, 2004 in its controls over the determination and reporting of the provision for income taxes and related prepaid income taxes, income taxes payable and deferred income tax asset and liability balances. To remediate these weaknesses, the Company retained a nationally reputed firm to provide taxation-related services on a retainer basis. The Company also established a process and procedure to enable effective internal controls and review of all the tax related accounts.

•         Weaknesses relating to Internal Audit System - The Company disclosed weaknesses in its control environment as of December 31, 2004 related to its inadequately staffed, inadequately trained and inexperienced internal audit department. To remediate this weakness, the Company strengthened its internal audit team by creating a global internal assurance function and hired trained and experienced resources in its internal audit department. The Internal Audit team headed by Lalit Sharma, Director of Internal Assurance reports directly to the Audit Committee and is supports the management team in its tasks related to internal controls.

          Considering the internal control material weaknesses identified as of December 31, 2004, and in preparation for an internal control assessment as of December 31, 2005, the Company engaged substantial resources to redesign, document, test and remediate its internal control over financial reporting during 2005. In January 2005 the Company re-engaged a nationally-recognized accounting and consulting firm to assist the Company in its efforts to document test and remediate its internal control over financial reporting in accordance with the framework published by the Committee of Sponsoring Organizations of the Treadway Commission in preparation for 2005 year-end testing.  The Company also strengthened its internal audit team by creating a global internal assurance team and hired appropriate resources to manage the activities related to assurance and work closely with the firm referred to above.  The internal assurance team, the nationally-recognized accounting and consulting firm, and the finance team worked during 2005 under the guidance of the Chief Financial Officer towards design and institutionalizing the processes and procedures for establishment of effective internal controls and remediation of the internal control weaknesses identified during 2004.

          The Company was no longer “an accelerated filer” as of December 31, 2005 and because of changes in the implementation rules related to Section 404 of the Sarbanes-Oxley Act, the Company was not required by Section 404 to prepare an assessment of its internal control over financial reporting as of December 31, 2005.  Prior to the rule changes which allowed the Company to exit “accelerated filer” status, the nationally recognized accounting and consulting firm mentioned in the paragraph above in coordination with the Company’s internal assurance team had substantially completed its testing.  Based upon the Company’s evaluation of such testing and the observations of the Company’s finance management and its independent publicly registered accounting firm during the closing and audit processes for the year ended December 31, 2005, the Company believes that as of December 31, 2005 the remediation measures set forth above remediated the internal control weaknesses set forth above which had been identified during 2004.  However, it is possible that material weaknesses in the Company’s internal control over financial reporting, including with respect to internal control issues that were the subject of the remediation efforts described above, might have been identified had the Company completed an assessment of its internal control over financial reporting as of December 31, 2005.

          PART III

          Item 10. Directors and Executive Officers of the Registrant.

          The discussion under the heading “Directors and Executive Officers of the Registrant” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.  We adopted a Code of Business Conduct and Ethics (“Code”) in 2004.  Such Code applies to our officers, directors, and employees.  A copy of the Code is available on our website at www.intelligroup.com.

          Item 11. Executive Compensation.

          The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

          Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

          Item 13. Certain Relationships and Related Transactions.

          The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

          Item 14. Principal Accounting Fees and Services.

          The discussion under the heading “Principal Accounting Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

          Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

		Reference is made to the Index to Financial Statements on Page 59.

	(2)	Financial Statement Schedules.

		None.

	(3)	Exhibits.

		Reference is made to the Exhibit Index on Page 50.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2

Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1†	Amended and Restated Certificate of Incorporation dated December 27, 2005.

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

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

Exhibit No.	Description of Exhibit

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

23†	Consent of J.H. Cohn LLP.

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2007.

INTELLIGROUP, INC.

By:	/s/

Vikram Gulati
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/	Chief Executive Officer and Director	3/29/07

Vikram Gulati

/s/	Chief Financial Officer	3/29/07

Alok Bajpai

/s/	Director	3/26/07

Ravi Adusumalli

/s/	Director	3/27/07

Ajit Isaac

/s/	Director	3/22/07

Srinivasa Raju

/s/	Director	3/27/07

Sandeep Reddy

/s/	Director	3/23/07

Babar Khan

INTELLIGROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Intelligroup, Inc.

We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and their consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 2, the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

As discussed in Note 8, the Company may be exposed to a significant potential tax liability.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 16, 2007

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands except par value)

	December 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,277	$5,305
Short-term investments	2,227	—
Accounts receivable, less allowance for doubtful accounts of $991 and $1,329 at December 31, 2006 and 2005, respectively	20,477	18,533
Unbilled services, less allowance for doubtful accounts of $891 at December 31, 2006	9,464	9,475
Prepaid expenses and other current assets	2,423	2,497

Total current assets	46,868	35,810
Property and equipment, net	5,472	4,098
Deferred taxes and other assets	2,203	3,090

Total assets	$54,543	$42,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$4,959	$3,427
Accounts payable	3,078	5,044
Accrued payroll and related taxes	11,301	10,690
Accrued expenses and other current liabilities	4,695	4,076
Current portion of deferred revenue	2,294	847
Income taxes payable	—	167
Current portion of obligations under capital leases	483	257

Total current liabilities	26,810	24,508
Obligations undercapital leases, net of current portion	552	350
Deferred revenue, net of current portion	686	—
Other long-term liabilities	101	250

Total liabilities	28,149	25,108

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized at December 31, 2006 and 2005, respectively, and 41,933 and 35,103 shares issued and outstanding at December 31, 2006 and 2005, respectively	419	351
Additional paid-in capital	69,702	58,137
Accumulated deficit	(43,753)	(40,046)
Accumulated other comprehensive loss	26	(552)

Total shareholders’ equity	26,394	17,890

Total liabilities and shareholders’ equity	$54,543	$42,998

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands except per share data)

	2006	2005	2004

Revenue	$125,309	$125,326	$128,903
Cost of revenue	91,104	92,304	91,818

Gross profit	34,205	33,022	37,085

Selling, general and administrative expenses	35,031	37,705	34,741
Depreciation and amortization	2,474	2,260	2,475

Total operating expenses	37,505	39,965	37,216

Operating loss	(3,300)	(6,943)	(131)
Interest income	27	147	36
Interest expense	(597)	(318)	(472)
Other income (expense), net	1,300	283	59

Loss before income taxes	(2,570)	(6,831)	(508)
Provision for (benefit of) income taxes	1,137	(240)	358

Net loss	$(3,707)	$(6,591)	$(866)

Loss per share:
Basic and diluted net loss per share	$(0.09)	$(0.19)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	40,179	35,103	22,790

Comprehensive income (loss)
Net loss	$(3,707)	$(6,591)	$(866)
Other comprehensive income (loss)
Currency translation adjustments	578	(291)	457

Comprehensive loss	$(3,129)	$(6,882)	$(409)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, January 1, 2004	16,987	$170	$42,190	$(32,589)	$(718)	$9,053
Exercise of stock options	469	5	1,323	—	—	1,328
Issuance of common stock in a private placement	17,647	176	14,499	—	—	14,675
Currency translation adjustment	—	—	—	—	457	457
Net loss	—	—	—	(866)	—	(866)

Balance, December 31, 2004	35,103	351	58,012	(33,455)	(261)	24,647
Stock compensation expense			125			125
Currency translation adjustment	—	—	—	—	(291)	(291)
Net loss	—	—	—	(6,591)	—	(6,591)

Balance, December 31, 2005	35,103	351	58,137	(40,046)	(552)	17,890
Stock compensation expense			1,611	—	—	1,611
Currency translation adjustment	—	—	—	—	578	578
Exercise of stock options	163	1	244	—	—	245
Issuance of common stock in a private placement	6,667	67	9,710	—	—	9,777
Net loss	—	—	—	(3,707)	—	(3,707)

Balance, December 31, 2006	41,933	$419	$69,702	$(43,753)	$26	$26,394

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	December 31, 2006	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net loss	$(3,707)	$(6,591)	$(866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,472	2,262	2,901
Provision for doubtful accounts and advances	1,343	44	868
Stock compensation expense	1,611	125	—
Exchange (gain) loss	203	(304)	115
Deferred taxes	602	(713)	(196)
Changes in operating assets and liabilities:
Accounts receivable	(3,013)	4,323	159
Unbilled services	54	943	(4,813)
Prepaid expenses and other current assets	976	1,030	1,036
Other assets	316	(876)	452
Accounts payable	(2,016)	1,679	(1,815)
Accrued payroll and related taxes	487	243	61
Accrued expenses and other current liabilities	(299)	(879)	1,518
Deferred revenue and advanced payments	2,041	(130)	(2,024)
Income taxes payable	(1,003)	30	(351)
Other long-term liabilities	(149)	(92)	(498)

Net cash provided by (used in) operating activities	(82)	1,094	(3,453)

Cash flows from investing activities:
Purchase of property and equipment	(2,130)	(2,429)	(2,076)
Purchases of short-term investments	(2,145)	—	—

Net cash used in investing activities	(4,275)	(2,429)	(2,076)

Cash flows from financing activities:
Principal payments under capital leases	(312)	(477)	(322)
Net proceeds from private placement	9,777	—	14,675
Proceeds from exercise of stock options	245	—	1,328
Net change in line of credit borrowings	1,532	1,071	(5,933)

Net cash provided by financing activities	11,242	594	9,748

Effect of foreign currency exchange rate changes on cash	87	(193)	148

Net increase (decrease) in cash and cash equivalents	6,972	(934)	4,367
Cash and cash equivalents - beginning of year	5,305	6,239	1,872

Cash and cash equivalents - end of year	$12,277	$5,305	$6,239

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,341	$689	$144

Cash paid for interest	$589	$290	$472

Supplemental disclosures of noncash investing and financing activities
Fair value of property and equipment received for future services	$915	$—	$—

Property and equipment acquired by capital lease	$938	$603	$—

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

          During the fourth quarter of 2006, the Company’s India subsidiary engaged a PCAOB registered accounting firm to evaluate and recommend changes, if any, to its transfer pricing methodology,  which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services. Consistent with the firm’s recommendation, the Company adopted a “cost plus fixed margin” transfer pricing methodology.  While the application of the new transfer pricing methodology did not change the Company’s revenue or operating loss on a consolidated basis, it impacted the allocation of revenue and costs between the Company and its international subsidiaries, thus impacting the tax liability for certain international subsidiaries.  As a result, the Company revised its estimated tax expense as of December 31, 2006.

          The effect of this change in estimate for the twelve months ended December 31, 2006 was to decrease tax expense by $0.8 million and to reduce consolidated net loss by $0.8 million or $0.02 per share.

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

          An amount of $5.2 million can become restricted if a default or event of default on the outstanding line of credit occurs and is continuing as per the terms of the Second Amended and Restated Revolving Credit Loan and Security Agreement, entered into on May 23, 2006.

Short-term Investments

          The Company short-term investments consist of investments in mutual funds, which are considered to be available for sale.  The carrying value of short-term investments as of December 31, 2006 approximated fair value. Unrealized and realized gains or losses on these investments were insignificant for the year ended December 31, 2006.

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

Year Ended December 31,	Balance at beginning of year	Charged to costs and expenses	Write-offs and other	Balance at end of year

2004	(933)	(868)	174	(1,627)
2005	(1,627)	(40)	338	(1,329)
2006	(1,329)	(1,291)	738	(1,882	)(1)

(1) Includes a reserve for unbilled services of $891,000 as of December 31, 2006.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue Recognition

          The Company generates revenue from professional services rendered to customers. The majority of the Company’s revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of the revenues are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

          The Company also generates revenue from fixed-price and fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Revenue generated from certain other fixed-price contracts is recognized using the progress of completion method as the ratio of labor hours incurred to estimated total labor hours.

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

          Deferred revenue represents amounts billed to customers but not yet earned or included as revenue. Such amounts are anticipated to be recorded as revenue as services are performed in subsequent periods.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments

          During August 2006, the Company entered into a foreign currency forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated asset balances at our Indian subsidiary.  The foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation Plans

          The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.  Under this method, share-based compensation expense recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

          There were eleven share-based payment awards granted in year ended December 31, 2006.  The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

          Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the consolidated statement of operations and comprehensive loss if the exercise price of the option was at least equal to the market price of common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.  As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to modifications of granted options.  In accordance, with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if it had applied the fair value-based method in measuring compensation expense for all share-based compensation plans, including stock options.  During 2006, the Company has made certain adjustments to the fair value of options granted prior to January 1, 2006 for the years ended December 31, 2005 and 2004.  These adjustments resulted in an improvement to previously reported proforma net loss of $0.5 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.  Had compensation costs for stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, net loss and basic and diluted loss per common share, as restated, for years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2005 As originally reported	2005 Adjustments		2005 As Adjusted	2004 As originally reported	2004 Adjustments		2004 As Adjusted

Net loss - as reported	$(6,591)	$		$(6,591)	$(866)	$		$(866)
Add: Total stock-based employee compensation expense using intrinsic value method included in net loss above, net of related tax effects	125			125				—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,994)		509	(1,485)	(1,394)		212	(1,182)

Net loss - pro forma	$(8,460)		$509	$(7,951)	$(2,260)		$212	$(2,048)

Loss per common share - basic and diluted:
As reported	$(0.19)		$—	$(0.19)	$(0.04)		$—	$(0.04)

Pro forma	$(0.24)		$0.01	$(0.23)	$(0.10)		$0.01	$(0.09)

Currency Translation

          For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at  historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $0.4 million in transaction losses, as a result of currency translation.

Concentrations

          For the years ended December 31, 2006, 2005 and 2004, approximately 72%, 70% and 68% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by SAP. The Company’s future success in the SAP-related consulting services depends largely on its continued relationship with SAP and on its continued status as an SAP National Implementation Partner, which was first obtained in 1995. The Company’s agreement with SAP (the “Agreement”) is awarded on an annual basis.

          The Company’s current contract expires on December 31, 2007 and is automatically renewable for successive one-year periods, unless terminated by either party. This Agreement contains no minimum revenue requirements or cost sharing arrangements and does not provide for commissions or royalties to either party. In July 1997, the Company achieved Accelerated SAP Partner Status with SAP by meeting certain criteria established by SAP.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2006, 2005 and 2004, the Company’s ten largest customers accounted for in the aggregate approximately 49%, 49% and 45% of its revenue, respectively.  During 2006 and 2005, one customer accounted for 12% of revenue, while during 2004, no single customer accounted for 10% or more of revenue.  As of December 31, 2006 and 2005, one customer accounted for 16% and 23%, respectively, of accounts receivable.

          A portion of the Company’s revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer.  For the years ended December 31, 2006, 2005 and 2004, 21%, 12% and 22%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

          For the years ended December 31, 2006, 2005 and 2004, approximately 13%, 21% and 25% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft.

          For the years ended December 31, 2006, 2005 and 2004, approximately 7%, 3% and 2% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by Oracle.

          For the years ended December 31, 2006, 2005 and 2004, approximately 5%, 5% and 3% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported e-Business related software.

Fair Value of Financial Instruments

          The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, unbilled services, accounts payable, accrued expenses, line of credit and obligations under capital leases approximate fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes

          The income tax provision (benefit) is computed based on the enacted tax laws. Deferred income taxes are recognized in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and are determined based upon the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.  A valuation allowance has been established for a portion of the Company’s net deferred tax assets, as the ability to utilize these losses may be limited in the future.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss Per Share

          Basic loss per share (“EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

          Options to purchase 3,912,000, 4,001,000, and 2,708,000 shares of Common Stock at December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

Recent Issued Accounting Standards

          In July, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

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

          In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Reclassifications

          Certain amounts for the years ended December 31, 2005 and 2004 have been reclassified to conform to the presentation of the December 31, 2006 amounts.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3-          PROPERTY AND EQUIPMENT

          Property and equipment consist of the following as of December 31, 2006 and 2005 (in thousands, except useful lives data):

	Estimated Useful Lives (Years)	2006	2005

Vehicles	5	$576	$443
Furniture	5	3,115	3,186
Equipment	3-5	9,118	6,304
Computer software	3	8,630	7,021
Leasehold improvements	5-10	2,181	2,086

		23,620	19,040
Less: Accumulated depreciation and amortization		(18,148)	(14,942)

Total, net		$5,472	$4,098

          Included in property and equipment is $1.8 million and $1.1 million of assets held under capital lease at December 31, 2006 and 2005, respectively. Accumulated amortization of the assets held under capital lease is $0.6 million and $0.4 million at December 31, 2006 and 2005, respectively.

NOTE 4-          LINE OF CREDIT

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”).  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 8.25% as of December 31, 2006, plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.  The Credit Agreement  provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

          The Company was in compliance with the loan agreement related to the Credit Facility as of December 31, 2006.

          As of December 31, 2006, the Company had $5.0 million outstanding borrowings under the Credit Facility. The Company estimates undrawn availability under the Credit Facility to be $8.4 million as of December 31, 2006.  The weighted average interest rates on outstanding borrowings under the credit facility were 12.49% and 7.16% for the years ended December 31, 2006 and 2005 respectively.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5-          OBLIGATIONS UNDER CAPITAL LEASES

          The Company is the lessee of equipment, vehicles and furniture under capital leases expiring in 2011.

          Minimum lease payments under capital leases at December 31, 2006 are as follows (in thousands):

2007	$592
2008	371
2009	183
2010	48
2011	17

1,211
Less: amounts representing interest	(176)
Less: current portion	(483)

Long-term portion	$552

NOTE 6-          SHAREHOLDERS’ EQUITY

Preferred Stock

          At December 31, 2006 and 2005, there are 5,000,000 shares of Preferred Stock, par value $0.01 authorized and no shares issued or outstanding.

Common Stock

          At the Company’s 2005 Annual Shareholders’ Meeting on December 27, 2005, the shareholders approved an increase to the authorized shares of Common Stock to 50,000,000 from 40,000,000.

          At the Company’s 2004 Annual Shareholders’ Meeting on June 8, 2004, the shareholders approved an increase to the authorized shares of Common Stock to 40,000,000 from 25,000,000.

Private Placements

          In March, 2006, the Company issued 6,666,667 shares of Common Stock at $1.50 per share in a private placement transaction for gross proceeds of $10 million and net proceeds of $9.8 million.

          In September 2004, the Company issued 17,647,000 shares of Common Stock at $0.85 per share in a private placement transaction for gross proceeds of $15 million and net proceeds of $14.7 million.

Stock Options

          The Company’s stock option plans permit the granting of options to employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors generally has the

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 7,105,000 shares of Common Stock have been reserved for issuance under the plans. All of the options issued pursuant to these plans expire ten years from the date of grant (number of shares data in thousands).

          In 2005, the Compensation Committee of the Board of Directors extended the life of an option award for the exercise of 160,000 stock options granted to a director.  As a result, the Company recognized stock compensation expense of $0.1 million associated with the incremental intrinsic value at the date of modification.

Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $1.6 million for the year ended December 31, 2006.  The Company received approximately $245,000 from option exercises under share-based compensation plans for the year ended December 31, 2006.  Although there were options exercised during the year ended December 31, 2006, no tax benefits were recorded due to there being no tax benefits for tax deductions expected to be utilized, based on the history of net operating losses.

          The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan, which includes an increase of 500,000 options as adopted by the Board of Directors on May 4, 2006 and approved by the stockholders of the Company on June 8, 2006. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

          A summary of stock option activity as of December 31, 2006, and changes during the year then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	4,001	$2.32
Granted	902	1.56
Exercised	(164)	1.50
Canceled, forfeited or expired	(827)	2.40

Outstanding as of December 31, 2006	3,912	$2.16	8.1	$8,450

Exercisable as of December 31, 2006	1,657	$2.51	7.2	$4,162

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility – the Company estimates the volatility of common stock at the date of grant using historical volatility.

•

Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2006.

•	Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          During 2006, the Company has made certain adjustments to the fair value of options granted prior to January 1, 2006 for the years ended December 31, 2005 and December 31, 2004.  The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2006	2005 Restated	2004 Restated

Expected Volatility	59 - 100%	97 - 103%	120%
Expected Lives	1 - 6.1 years	1.0 - 4.8 years	4.5 years
Risk free Interest Rate	4.5 - 5.1%	3.3 - 4.4%	3.50%
Expected Dividends	0%	0%	0%

          The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.11, $1.15 and $4.31, respectively.  The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in-the-money at that date.  The intrinsic value of exercised options during the years ended December 31, 2006 and 2004 was $1,100 and $2.4 million, respectively.

          As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to the stock options.  That cost is expected to be recognized over the next four years.

          In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. Intelligroup has adopted this alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  The adoption did not have a material impact on our results of operations and financial condition.

Impact of the Adoption of SFAS No. 123R:

          The Company adopted the provisions of SFAS No. 123R on January 1, 2006.  See Note 2 for information regarding the adoption of SFAS No. 123R.  The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the year ended December 31, 2006 (in thousands except per share information):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost of Revenue	$645
Selling, general and administrative expenses	966

Increase to net loss	$1,611

Change in loss per share:
Basic and Diluted	$0.04

NOTE 7-          RELATED PARTY TRANSACTIONS

          Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”)  entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $346,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $38,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.4 million Indian rupees (approximately $9,500).  Rent expense for the year ended December 31, 2006 towards the said lease was 25.6 million rupees (approximately $565,000). There are no advance lease rentals as of December 31, 2006.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $65.0 million, plus interest and penalties, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax.  However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

          Employment Agreements

          As of December 31, 2006, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.1 million.  In addition, IGA had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  In or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

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

For the Years Ended December 31,	Gross Operating Lease Payments	Sublease Income	Net Operating Lease Payments

2007	$2,637	$350	$2,287
2008	2,018	233	1,785
2009	999	—	999
2010	637	—	637
2011	204	—	204

	$6,495	$583	$5,912

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2.8 million, $3.1 million and $2.6 million, net of sublease income of $0.4 million, $0.4 million, and $0.3 million, respectively.

NOTE 9-          OTHER INCOME/EXPENSE

          Other income (expense), results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments, and other items, as follows (in thousands):

	2006	2005	2004

Foreign transaction gains/losses	(351)	(426)	(376)
Out of court settlements	628	88	—
Sublease income, dividend income, and other adjustments	1,023	621	435

	1,300	283	59

NOTE 10-          LITIGATION

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  Defendants’ motions to dismiss the second amended consolidated complaint are currently pending before the District of New Jersey.  On or about December 20, 2006, the District of New Jersey granted Defendants motion and dismissed the second amended complaint without prejudice.  On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint.  On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint.  No trial date has been scheduled and no discovery has taken place.

          There is no other litigation pending to which the Company is a party or to which any of its property is subject which would have a material impact on the Company’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation.

          Legal fees arising in connection with litigation are expensed as incurred.

NOTE 11-          INCOME TAXES

          Income taxes provision (benefit) consists of the following (in thousands):

	2006	2005	2004

Current:
State	$(92)	$71	$5
Foreign	605	304	580

	513	375	585
Deferred:
Foreign	624	(615)	(227)

Total	$1,137	$(240)	$358

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Income (loss) before taxes from domestic and foreign sources is as follows (in thousands):

	2006	2005	2004

United States	$(7,181)	$(9,079)	$(4,230)
Foreign	4,611	2,248	3,722

Income (loss) before income taxes	$(2,570)	$(6,831)	$(508)

          The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

	2006	2005	2004

Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State income tax benefit net of federal	16.8	8.0	(0.6)
Foreign taxes	6.5	1.0	(14.6)
Change in valuation allowance	(147.6)	(63.0)	520.4
Permanent items	16.9	7.1	(866.5)
Tax holiday, India	16.1	20.8	257.0
Other	12.8	(4.4)	—

Effective tax rate - expense	(44.5)%	3.5%	(70.3)%

          In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted is no longer available and has been replaced in the form of a tax deduction incentive. The impact of this change is not expected to be material to the consolidated financial statements of the Company. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. This tax deduction favorably impacted the Company’s effective tax rates for the years ended December 31, 2005 and 2004, respectively. The Company’s tax holiday expired effective March  31, 2006 and therefore the Company’s tax liability has increased in 2006.

          Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2006	2005

Current Deferred tax assets:
Allowance for doubtful accounts	$742	$492
Vacation accrual	1,389	1,059
Other accrued liabilities	270	215

Total current deferred tax assets	2,401	1,766

Non-current Deferred tax assets:
Net operating losses	20,378	18,173
Non-current Deferred tax liabilities:
Deferred tax liability - accelerated depreciation	(181)	63

Total Net non-current deferred tax assets	20,197	18,236
Valuation allowance	(21,846)	(18,641)

Net Deferred tax asset	$752	$1,361

          During 2006, 2005 and 2004, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses in some jurisdictions as the ability to utilize these losses may be limited in the future. The Company increased the valuation allowance by $3.2 million in 2006, and $4.3 million in 2005, and decreased the valuation allowance by $2.6 million in 2004 respectively. Offsetting the tax benefit in 2004 is the Company’s estimated charge to the provision representing a reduction of the net operating loss carry-forward as a result of limitations imposed by IRC Section 382 of $5.1 million.  The Company’s valuation allowance as of December 31, 2006 and 2005 was $21.8 million and $18.6 million respectively.  Cumulative net operating loss carry forwards of $45.8 million expire in various years through 2026.

          On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Currently, the Company has not taken advantage of this incentive and has not repatriated any earnings from its controlled foreign operations.

NOTE 12-          DEFINED CONTRIBUTION PLAN

          The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $0.5 million, $0.4 million and $0.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.  The Company’s match in the 401(k) plan is 2%, which vests over a service period of three years.  The Company used $0.1 million of forfeitures to offset contributions for the year ended December 31, 2005.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13-          SEGMENT DATA AND GEOGRAPHIC INFORMATION

          The Company operates in one industry, information technology solutions and services.

          The Company has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

•

United States (“US”) – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate headquarters is located in Edison, New Jersey;

•	India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries. The India headquarters is located in Hyderabad, India;

•	Europe – includes the operations of the Company in Denmark and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom;

•	Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

          The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

          Accordingly, the Company’s consolidated operating results for the years ended December 31, 2006, 2005 and 2004 and financial position as of December 31, 2006, 2005 and 2004 are presented in the following geographic segments (in thousands):

          During 2006, the Company’s India subsidiary engaged a PCAOB registered firm to evaluate and recommend changes, if any, to its existing transfer pricing methodology.  As a result of such transfer pricing study, the Company changed its transfer pricing methodology and adopted a “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services.  While the application of the new transfer pricing methodology did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between the Company and its international subsidiaries.  Hence the revenues and operating performance reported for the geographic segments, particularly India and United States, for the year ended December 31, 2006 reflect the impact of the new transfer pricing methodology as well as year over year trends in revenue and operating performance.  Please see Note 1 to the Consolidated Financial Statements for additional information regarding the impact of the change in transfer pricing methodology.  This change in estimate had an overall effect which shifts revenue from India to the US and other associated entities and reduces income tax expense by approximately $0.8 million on a consolidated basis.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	United States	India	Europe	Japan	Total

2006
Revenue	$80,875	$31,335	$9,130	$3,969	$125,309
Depreciation and amortization	1,200	1,196	69	9	2,474
Operating income (loss)	(6,969)	3,595	853	(779)	(3,300)
Interest expense	485	98	14	—	597
Income tax provision (benefit)	(92)	1,078	—	151	1,137
Net income (loss)	(5,852)	2,338	715	(908)	(3,707)
Long-lived assets, net	918	3,469	1,029	56	5,472 (3)
Total assets	32,329	16,532	4,550	1,132	54,543
2005
Revenue	$86,617	$28,206	$7,030	$3,473	$125,326
Depreciation and amortization	1,374	891	114	11	2,390 (1)
Operating income (loss)	(9,637)	3,526	(289)	(543)	(6,943)
Interest expense	244	51	5	18	318
Income tax provision (benefit)	111	(163)	—	(188)	(240)
Net income (loss)	(9,190)	3,803	(699)	(505)	(6,591)
Long-lived assets, net	1,339	2,650	57	52	4,098 (4)
Total assets	28,778	11,038	2,418	1,552	43,786
2004
Revenue	$95,270	$22,029	$6,890	$4,714	$128,903
Depreciation and amortization	2,201	572	112	16	2,901 (2)
Operating income (loss)	(4,129)	3,324	(183)	857	(131)
Interest expense	394	65	3	10	472
Income tax provision (benefit)	5	33	—	320	358
Net income (loss)	(4,235)	2,697	152	520	(866)
Long-lived assets, net	2,191	1,094	165	35	3,485 (5)
Total assets	35,547	8,388	2,455	1,781	48,171

(1)	Includes $0.1 million of depreciation and amortization included in costs of revenue for the year ended December 31, 2005.

(2)	Includes $0.4 million of depreciation and amortization included in costs of revenue for the year ended December 31, 2004.

(3)

Of the total capital expenditures incurred for the year 2006, $0.7 million was incurred in the US, $1.0 million was incurred in Europe (including $0.9 million of non-cash expenditure), and $1.2 million was incurred in India.

(4)	Of the total capital expenditures incurred for the year 2005, $0.3 million was incurred in the US and $2.0 million was incurred in India.

(5)	Of the total capital expenditures incurred for the year 2004, $1.6 million was incurred in the US and $0.4 million was incurred in India.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 -           UNAUDITED QUARTERLY FINANCIAL DATA

2006 and 2005 Quarterly Financial Data

          The following tables set forth certain unaudited results of operations for each quarter during 2006 and 2005.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.  Basic and diluted earnings (loss) per share are computed independently for each of the periods presented.  Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

	For the quarters ended

Statement of Operations (See Note 10)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenue	$29,171	$31,575	$32,530	$32,033
Cost of revenue	21,247	22,066	23,214	24,577
Total operating expenses	9,729	8,916	8,771	10,089
Operating income (loss)	(1,805)	593	545	(2,633)
Income (loss) before provision for income taxes	(1,933)	1,851	665	(3,153)
Provision for income taxes	42	1,028	878	(811)

Net income (loss)	(1,975)	823	(213)	(2,342)

Net income (loss) per common share - basic	$(0.06)	$0.02	$(0.01)	$(0.06)
Net income (loss) per common share - diluted	$(0.06)	$0.02	$(0.01)	$(0.06)
Shares Outstanding:
Basic	35,176	41,770	41,802	41,933

Diluted	35,176	41,838	41,802	41,933

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the quarters ended

Statement of Operations	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenue	$32,436	$33,690	$29,738	$29,462
Cost of revenue	24,303	24,388	22,823	20,790
Total operating expenses	8,855	10,102	10,626	10,382
Operating loss	(722)	(800)	(3,711)	(1,710)
Loss before provision for (benefit of) income taxes	(998)	(1,264)	(3,443)	(1,126)
Provision for (benefit of) income taxes	(307)	23	132	(88)

Net loss	(691)	(1,287)	(3,575)	(1,038)

Net loss per common share	$(0.02)	$(0.04)	$(0.10)	$(0.03)
Shares Outstanding:
Basic and Diluted	35,103	35,103	35,103	35,103