Form 10-Q
period 2007-03-31
INTELLIGROUP INC
filed 2007-05-15
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 15, 2007:

Class	Number of Shares

Common Stock, $.01 par value	41,932,857

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

PART I          FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	March 31 2007	December 31, 2006

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,328	$12,277
Short-term Investments	3,140	2,227
Accounts receivable, less allowance for doubtful accounts of $1,066 and $991 at March 31, 2007 and December 31, 2006, respectively	18,439	20,477
Unbilled services, less allowance for doubtful accounts of $891 at March 31, 2007 and December 31, 2006	12,124	9,464
Prepaid expenses	1,098	957
Prepaid Taxes	—	170
Other current assets	1,233	1,296

Total current assets	44,362	46,868
Property and equipment, net	5,411	5,472
Deferred taxes and other assets	2,740	2,203

Total Assets	$52,513	$54,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$4,946	$4,959
Accounts payable	3,984	3,078
Accrued payroll and related taxes	11,388	11,301
Accrued expenses and other current liabilities	5,265	4,695
Deferred revenue	1,796	2,294
Income taxes payable	122	—
Current portion of obligations under capital lease	410	483

Total current liabilities	27,911	26,810
Obligations under capital lease, net of current portion	566	552
Deferred revenue, net of current portion	660	686
Other long-term liabilities	63	101

Total Liabilities	29,200	28,149

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 41,933 shares issued and outstanding at March 31, 2007 and December 31, 2006	419	419
Additional paid-in capital	70,028	69,702
Accumulated deficit	(47,547)	(43,753)
Accumulated other comprehensive loss	413	26

Total shareholders’ equity	23,313	26,394

Total liabilities and shareholders’ equity	$52,513	$54,543

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands except per share data)

	THREE MONTHS ENDED MARCH 31,

	2007	2006

Revenue	$32,700	$29,171
Cost of revenue	26,240	21,247

Gross profit	6,461	7,924

Selling, general and administrative expenses	8,911	9,150
Depreciation and amortization	598	579

Total operating expenses	9,510	9,729

Operating loss	(3,049)	(1,805)
Interest expense, net	(192)	(104)
Other income (expense)	62	(24)

Loss before income tax provision	(3,179)	(1,933)
Provision for income taxes	615	42

Net loss	$(3,793)	$(1,975)

Loss per share:
Basic net loss per share	$(0.09)	$(0.06)

Weighted average number of common shares outstanding - basic	41,933	35,176
Diluted net loss per share	$(0.09)	$(0.06)

Weighted average number of common shares outstanding - diluted	41,933	35,176
Comprehensive loss
Net loss	$(3,793)	$(1,975)
Other comprehensive income - currency translation adjustments	387	220

Comprehensive loss	$(3,407)	$(1,755)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(3,793)	$(1,975)
Adjustments to reconcile net loss to net cash used in operating activities	1,368	892

Net cash used in operating activities	(2,425)	(1,083)

Cash flows from investing activities:
Purchases of equipment	(409)	(331)
Proceeds from sale of equipment	(21)
Purchase of Short Term Investments	(2,245)
Proceeds from sale of Short Term Investments	1,420

Net cash used in investing activities	(1,255)	(331)

Cash flows from financing activities:
Principal payments under capital leases	(158)	(178)
Net proceeds from private placement		9,750
Net change in line of credit borrowings	(13)	(3,427)

Net cash used in financing activities	(171)	6,145

Effect of foreign currency exchange rate changes on cash	(98)	27

Net (decrease) increase in cash and cash equivalents	(3,949)	4,758
Cash and cash equivalents - beginning of period	12,277	5,305

Cash and cash equivalents - end of period	$8,328	$10,063

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 1-	BASIS OF PRESENTATION

          The condensed consolidated financial statements and accompanying financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2006.

          The amounts for the December 31, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006.

          The results of the Company’s operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

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

          For the three months ended March 31, 2007 and 2006, respectively, options to purchase 3,948,454 and 4,316,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

          Derivative Instruments

          The Company has entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary.  The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income (loss).

          Income Taxes

          The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax provision of $0.6 million on a pretax loss of $3.2 million for the three months ended March 31, 2007 as opposed to an income tax provision of $0.1 million on pretax loss of $1.9 million for the three months ended March 31, 2006 due to expiration of India tax holiday as of March 31, 2006. The tax provision on a consolidated loss, is on account of the Net Income at the India subsidiary for the three months ended March 31, 2007 and three months ended March 31, 2006.

          Effective January, 1 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48 is to be recorded as an adjustment to the opening balance of accumulated earnings/deficit.

          The adoption of FIN48 had no significant impact on operational or financial position as of and for the period ended March 31, 2007 and no adjustment has been recorded to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefits as of the date of adoption was $0.5million.

          The total amount of gross unrecognized tax benefits was $0.5 million as of March 31, 2007. Any recognition of these tax benefits in the future would impact the Company’s effective tax rate.

          The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing FIN 48. The Company had accrued $.0.3 million for the payment of interest and penalties relating to unrecognized tax benefits as of March 31, 2007. The amount of interest and penalties expensed during the quarter ending March 31, 2007 is not significant.

          The Company files U.S. federal, U.S. state, and foreign tax returns. Apart from the U.S., the major tax jurisdiction is India. For U.S. federal and state tax returns the tax examinations are open for years after 2002. For India, the tax assessments are open for the fiscal years after March 31, 1997.

          Although timing of the resolution and closure is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Plans

          The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.

          There were eight share-based payment awards granted in the three months ended March 31, 2007.  The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

•	Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the options.

•

Dividends – the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business, and, therefore does not anticipate paying any cash dividends in the foreseeable future.

          Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.  No options were exercised during the three months ended March 31, 2007.

NOTE 3-	LINE OF CREDIT

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”).  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 8.25% as of March 31, 2007, plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.  The Credit Agreement  provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

          The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of March 31, 2007.

          As of March 31, 2007, the Company had $4.9 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.1 million as of March 31, 2007.

NOTE 4-	RELATED PARTY TRANSACTIONS

          Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”)  entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $38,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,000). Rent expense for the three months ended March 31, 2007 towards the said lease was 7.1 million rupees (approximately $160,000). There are no advance lease rentals as of March 31, 2007.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 5-	LITIGATION

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $32,000). Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.7 million under protest to the India tax authority. The Company has reserved the full amount of additional tax demand against this potential liability.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY

               Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $0.3 million for the three months ended March 31, 2007.  The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first three months of 2007, due to its history of net operating losses.   No options were exercised during the three months ended March 31, 2007.

          Stock Options:

         The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan, which includes an increase of 500,000 shares pursuant to the third amendment to the 2004 plan which was adopted by the Board of Directors on May 4, 2006 and approved by the stockholders of the Company on June 8, 2006. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of D irectors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.

          The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee receiving incentive stock option award who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  Notwithstanding the foregoing, the Compensation Committee may in its discretion issue non-qualified stock options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any incentive stock options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

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
 MARCH 31, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

          The 1996 Stock Plan (“1996 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996.  Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan.  Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options or nonqualified stock options), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan.  The exercise price of an incentive stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  The exercise price of nonqualified stock options granted under the 1996 Plan may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant.  The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights.  The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years.  Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.  In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company’s assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options.  As of June 8, 2004, the Company ceased granting options under the 1996 Plan.

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

INTELLIGROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (CONTINUED)
 MARCH 31, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31

	2 0 0 7	2 0 0 6

Expected Volatility	88.70%	104.20%
Expected Lives	6.0625 years	1.00-3.23 years
Risk free Interest Rate	4.49%	4.79%
Expected Dividends	0%	0%

          The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.97 and $0.95, respectively.  The aggregate intrinsic value of options outstanding as of March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in-the-money at that date.

          As of March 31, 2007, there was $2.7 million of total unrecognized compensation cost related to the stock options.  That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (CONTINUED)
 MARCH 31, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

          The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three months ended March 31, 2007 and March 31, 2006 (in thousands except per share information):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cost of Revenue	$161	$224
Selling, general and administrative expenses	164	415
Increase to net loss	$325	$639
Change in loss per share:
Basic and diluted	$(0.01)	$(0.02)

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

Accordingly, the Company’s consolidated operating results for the three months ended March 31, 2007 and 2006 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
MARCH 31 2007 AND 2006

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total

Three months ended March 31, 2007
Revenue	$20,553	$9,026	$2,409	$713	$32,700
Operating (loss)/Income	(3,475)	774	(232)	(116)	(3,049)
Income tax expense	5	610	—	—	615
Net (Loss)/Income	(3,474)	40	(264)	(96)	(3,793)
Long-lived assets, net (1)	832	3,282	1,244	53	5,411
Total assets	31,996	14,374	4,942	1,202	52,513
Three months ended March 31, 2006
Revenue	$19,036	$7,408	$1,551	$1,176	$29,171
Operating (loss)/Income	(2,516)	836	(41)	(84)	(1,805)
Income tax (benefit)/expense	(87)	172	—	(44)	42
Net (Loss)/Income	(2,349)	422	7	-57	(1,975)
Long-lived assets, net	1,297	2,995	41	50	4,383
Total assets	33,536	9,733	1,601	1,938	46,808

(1)

Of the total capital expenditures incurred for the three  months ended March 31, 2007, $0.14 million was incurred in the US, $0.25 million was incurred in India, and $0.31 million was incurred in Europe.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
MARCH 31 2007 & 2006

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Agreements

          As of March 31, 2007, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.1 million.  In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  On or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

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

          For the three months ended March 31, 2007 and March 31, 2006, the Company recorded transaction losses of approximately $0.2 million, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, for the three months ended March 31, 2007 and March 31, 2006 the Company recorded sublease income, dividend income and other items of approximately $0.2 million.

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

Fixed Price Projects

          The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three months ended March 31 2007 and 2006, revenue derived from projects under fixed price contracts represented approximately 39% of the Company’s total revenue. No single fixed price project was material to the Company’s business during  the three months ended March 31, 2007 or 2006. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2007 and 2006, the Company’s ten largest customers accounted for in the aggregate approximately 41% and 55% of its revenue, respectively. During the three months ended March 31, 2007 no single customer accounted for 10% or more of revenues.  For the three months ended March 31, 2006, one customer accounted for more than 10% of the revenues. For the three months ended March 31, 2007 and 2006, 13% and 20%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm.  There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

          For the three months ended March 31, 2007 and 2006 the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue Three Months Ended

	March 31, 2007	March 31, 2006

SAP	73%	75%
PeopleSoft	10%	14%
Oracle	9%	5%
e-Business	5%	5%
Others	4%	1%

Total	100%	100%

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

Expenses

          The Company’s most significant cost is project personnel expenses, which consist of consultant salaries, payroll taxes, benefits and subcontractor fees. Thus, the Company’s financial performance is based primarily upon billing margin (billable hourly rate less the cost to the Company of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

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

          There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006 except as follows:

Income Tax

          Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48 is to be recorded as an adjustment to the opening balance of accumulated earnings (deficit).  See “Note 2 to the Consolidated Financial Statements (Unaudited) – Summary of Significant Accounting Policies, Income Tax” for additional detail.

          There was no significant impact on account of the adoption of FIN 48 as of March 31, 2007 and no adjustment has been recorded to the opening balance of accumulated deficit.

Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue Three Months Ended March 31,

	2007	2006

Revenue	100.0%	100.0%
Cost of revenue	80.2	72.8

Gross profit	19.8	27.2

Selling, general and administrative expenses	27.3	31.4
Depreciation and amortization	1.8	2.0

Total operating expenses	29.1	33.4

Operating income loss	(9.3)	(6.2)
Interest expense	(0.6)	(0.4)
Other income (expense)	0.2	(0.1)

Loss before income tax benefit	(9.7)	(6.7)
Income tax provision	1.9	0.1

Net loss	(11.6)%	(6.8)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          The following discussion compares the consolidated results of operations for the three months ended March 31, 2007 and 2006.

          Revenue.  Total revenue increased by 12.1%, or $3.5 million, from $29.2 million for the three months ended March 31, 2006 to $32.7 million for the three months ended March 31, 2007.  This increase is due to an increase in India revenues of $1.6 million, an increase in US revenues of $1.5 million, an increase in Europe revenues of $1.0 million partly offset by a decrease in Japan revenues of $0.5 million.  The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local SAP and Oracle market. The increase in European revenue results primarily from revenues derived from one large contract entered into during the three months ended June 30, 2006.

          Cost of revenue and gross profit.  The Company’s cost of revenue increased by 23.5%, or $5.0 million, from $21.2 million for the three months ended March 31, 2006 to $26.2 million for the three months ended March 31, 2007, due primarily to the increase in headcount and related compensation and travel related costs for consultants.  The Company’s gross profit decreased by 18.5%, or $1.5 million, from $7.9 million for the three months ended March 31, 2006 to $6.5 million for the three months ended March 31, 2007. Gross margin decreased from 27.2% for the three months ended March 31, 2006 to 19.8% for the three months ended March 31, 2007. The decrease in gross profit and gross margin is primarily on account of increased headcount and related compensation and travel related costs and decrease in the proportion of contracts with higher margins.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 2.6%, or $0.2 million, from $9.1 million for the three months ended March 31, 2006 to $8.9 million for the three months ended March 31, 2007, and decreased as a percentage of revenue from 31.4% for the three months ended March 31, 2006 to 27.3% for the three months ended March 31, 2007.  The decrease in selling, general and administrative expenses was related primarily to a reduction in general and administrative compensation costs and professional fees.

          Income tax provision (benefit).  The Company recorded an income tax provision of $0.6 million on a pretax loss of $3.2million for the three months ended March 31, 2007 as opposed to an income tax provision of $0.1 million on pretax loss of $1.9 million for the three months ended March 31, 2006 due to expiration of India tax holiday as of March 31, 2006.

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

          The revenues are attributed to each segment on the basis of the location of the entity which contracts with customer. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

          During the fourth quarter of 2006, the Company’s India subsidiary engaged an accounting firm to evaluate and recommend changes, if any, to its existing transfer pricing methodology.  As a result of such transfer pricing study, the Company changed its transfer pricing methodology and adopted a “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services.  While the application of the new transfer pricing methodology did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between the Company and its international subsidiaries.  Revenues and operating performance reported for the geographic segments for the three months ended March 31, 2007 are as per the new transfer pricing methodology “cost plus fixed margin;” whereas revenue and operating performance reported for the geographic segments for the three months ended March 31, 2006 reflect the net margin method which the Company had previously used.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          The following discussion compares the segment results of operations for the three months ended March 31, 2007 and 2006.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Three Months Ended March 31,

	2007		2006

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$20,553	62.9%	$19,036	65.3%
India	9,026	27.6	7,408	25.4
Europe	2,409	7.4	1,551	5.3
Japan	713	2.2	1,176	4.0

Total	$32,700	100.0%	$29,171	100.0%

          US revenue increased by 8%, or $1.5 million, from $19 million for the three months ended March 31, 2006 to $20.6 million for the three months ended March 31, 2007. The increase is primarily on account of increased demand for the Company’s consulting services in the local SAP and Oracle markets.

          India revenue increased by 21.8%, or $1.6 million, from $7.4 million for the three months ended March 31, 2006 to $9.0 million for the three months ended March 31, 2007. The increase is attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased by 55.3%, or $1.0 million, from $1.5 million for the three months ended March 31, 2006 to $2.4 million for the three months ended March 31, 2007.  The increase in European revenue results primarily from revenues derived from one large contract entered into during the three months ended June 30, 2006.

          Japan revenue decreased by 39.4% or $0.5 million, from $1.2 million for the three months ended March 31, 2006 to $0.7 million for the three months ended March 31, 2007.  The decrease was due primarily to decreased demand for the Company’s consulting services within the local SAP market.

          Operating Loss.  The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended March 31,

	2007	2006

United States	$(3,475)	$(2,516)
India	774	836
Europe	(232)	(41)
Japan	(116)	(84)

Total	$(3,049)	$(1,805)

          US operating performance decreased by $1.0 million from an operating loss of $2.5 million for the three months ended March 31, 2006 to an operating loss of $3.5 million for the three months ended March 31, 2007.  The increase in the operating loss was primarily related to an increase in consultant and sales compensation costs on account of increased head count and related travel and marketing expenses. This is partly offset by an increase in revenues and a decrease in general and administration costs.

          India operating performance remained relatively flat during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

          Europe operating performance decreased by $0.2 million from an operating loss of $0.1 million for the three months ended March 31, 2006 to an operating loss of $0.2 million for the three months ended March 31, 2007. The decrease is primarily attributable to increased project related costs.

          Japan operating performance remained relatively flat during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash Position and Cash Flows

          The Company had cash and cash equivalents of $8.3 million at March 31, 2007 and $12.3 million at December 31, 2006.  The Company had working capital of $16.5 million at March 31, 2007 and $20.1 million at December 31, 2006.  The decrease in working capital resulted primarily from an increase in cash used in operating activities. The Company had short-term investments of $3.1 million at March 31, 2007 and $2.2 million at December 31, 2006.

          Cash used in operating activities was $2.3 million for the three months ended March 31, 2007, resulting primarily from the net loss of $3.6 million.

          The Company invested $0.4 million and $0.3 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the three months ended March 31, 2007 and 2006, respectively.

Credit Facility

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”)  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

          The Company was in compliance with the loan agreement related to the credit facility as of March 31, 2007.  The Company estimates undrawn availability under the credit facility to be $9.1 million as of March 31, 2007.

          Cash to Fund Operating Activities

          The Company relies on the cash generated by operating activities, cash on hand and the financing available under its credit facility to fund ongoing operations.  The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations.  The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing.  The Company must comply with certain covenants or secure from the Bank waivers of any default on such covenants to maintain its line of credit with the Bank.  Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with its bank covenants or obtain waivers of any defaults.

          The Company’s 2007 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, the Company may seek additional financing from time to time to fund its cash requirements for operating expenses and capital expenses, however, the availability of financing may be limited because, among other things, the Company is not currently listed on a national stock exchange.  Assuming that the Company achieves the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

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

          The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the three months ended March 31, 2007, the Company entered into a foreign currency European Option contract totaling $15.5 million to sell the U.S. Dollars for Indian Rupees.  As of March 31, 2007, $12.0 million of the foreign currency European Option contract remains, which is expected to be settled by December 2007. Management may continue to enter into such contracts in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned derivative contracts, the Company has not engaged in hedging activities nor entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based on its  evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , because management determined that the following  material weaknesses in internal control over financial reporting as disclosed in the Company’s annual report on Form 10-K for the period ended December 31, 2006, have not been remediated.

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

          The Company disclosed the following remediation efforts in its annual report on Form 10-K for the period ended December 31, 2006:

•

Hire an additional US GAAP expert in the finance and accounting team with the objective to provide overview and guidance for dealing with non-routine or complex transactions.  We expect to hire such a resource by the end of the quarter ended June 30, 2007 and we expect that hiring such resource shall cost us an additional $40,000 in increased compensation costs per year.

•

Increase focus on proactively training existing members of the finance and accounting team on new accounting pronouncements and rules and provide additional training on accounting treatment for non-routine or complex transactions to the current members of finance and accounting team through a series of external seminars and training programs or workshops.  We expect such additional, increased training to be completed during fiscal 2007 and to cost approximately $50,000.

•

Thoroughly evaluate the experience, qualifications and expertise of the external accounting firm engaged during 2006 and any other external accounting firms before engaging such firms to provide advice and assistance in connection with non-routine or complex transactions and engage in substantive discussions with such external firms on the procedures used by such firms in rending such assistance.  For the firm that we have currently retained, we expect such evaluation to be completed by the end of the quarter ended June 30, 2007.  If we determine that this firm is sufficiently qualified, we intend to retain it again for 2007 and do not expect to incur substantial additional incremental cost.  Effective immediately, such evaluation procedures shall be conducted for any other firms that may be engaged in the future.

Below is the progress during the three months ended March 31, 2007 on the above proposed remedial measures to address the material weaknesses identified:

•	The Company is currently engaged in discussions with an internationally reputed firm to appoint them as US GAAP advisors and is expected to complete the process of appointment by May 2007

•	The Company has initiated the search for hiring of additional US GAAP expert and expects to complete such search by July 2007.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of their internal control over financial reporting beginning with their 2007 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to the Company’s effectiveness of internal controls over financial reporting beginning with the Company’s 2008 Annual Report. Our management has been and is continuing to work to remediate the material weaknesses identified as of December 31, 2006 and to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP.

Changes in Internal Controls

          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.7 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $32,000). Against the total additional tax demand of $0.7 million, the Company has made payments of approximately $0.7 million under protest to the India tax authority. The Company has reserved the full amount of additional tax demand against this potential liability.

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

          There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2006.

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

          There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) “Accounting for Performance of Construction Type and Certain Contracts”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition for Milestone contracts and contracts with multiple deliverables, primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with pronoucements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

          There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

          There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 5.	Other Information

          There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2007.

INTELLIGROUP, INC.

Date: May 15, 2007	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer