Form 10-Q
period 2007-06-30
INTELLIGROUP INC
filed 2007-08-07
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 7, 2007:

Class	Number of Shares

Common Stock, $.01 par value	42,016,190

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

PART I          FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	June 30, 2007	December 31, 2006

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,508	$12,277
Short-term Investments	—	2,227
Accounts receivable, less allowance for doubtful accounts of $1,073 and $991 at June 30, 2007 and December 31, 2006, respectively	21,920	20,477
Unbilled services, less allowance for doubtful accounts of $891 at June 30, 2007 and December 31, 2006	9,978	9,464
Prepaid expenses	1,060	957
Prepaid taxes	368	170
Other current assets	1,846	1,296

Total current assets	42,680	46,868
Property and equipment, net	5,683	5,472
Deferred taxes and other assets	4,012	2,203

Total Assets	$52,375	$54,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$3,367	$4,959
Accounts payable	3,925	3,078
Accrued payroll and related taxes	10,324	11,301
Accrued expenses and other current liabilities	4,589	4,695
Deferred revenue	1,697	2,294
Current portion of obligations under capital lease	483	483

Total current liabilities	24,385	26,810
Obligations under capital lease, net of current portion	504	552
Deferred revenue, net of current portion	638	686
Other long-term liabilities	698	101

Total Liabilities	26,225	28,149

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 42,016 and 41,933 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	420	419
Additional paid-in capital	70,406	69,702
Accumulated deficit	(46,703)	(43,753)
Accumulated other comprehensive income	2,027	26

Total shareholders’ equity	26,150	26,394

Total liabilities and shareholders’ equity	$52,375	$54,543

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2007	2006	2007	2006

Revenue	$68,736	60,746	36,035	31,575
Cost of revenue	51,872	43,313	25,632	22,066

Gross profit	16,864	17,433	10,403	9,509

Selling, general and administrative expenses	17,690	17,493	8,779	8,344
Depreciation and amortization	1,239	1,151	640	572

Total operating expenses	18,929	18,644	9,419	8,916

Operating (loss)/Income	(2,065)	(1,211)	984	593
Interest expense, net	(375)	(179)	(182)	(73)
Other (expense)/income	(61)	1,308	(124)	1,331

(Loss)/Income before income tax provision	(2,501)	(82)	678	1,851
Provision/(benefit) for income taxes	449	1,070	(164)	1,028

Net (loss)/income	$(2,950)	$(1,152)	$842	$823

Income/(Loss) per share:
Basic net(loss)/ income per share	$(0.07)	$(0.03)	$0.02	$0.02

Weighted average number of common shares outstanding - basic	41,943	38,473	41,953	41,770
Diluted net(loss)/ income per share	$(0.07)	$(0.03)	$0.02	$0.02

Weighted average number of common shares outstanding - diluted	41,943	38,473	41,978	41,838
Comprehensive income/(loss)
Net (loss)/income	$(2,950)	$(1,152)	$842	$823
Other comprehensive income - currency translation adjustments	2,001	(796)	1,614	(1,016)

Comprehensive (loss)/income	$(949)	$(1,948)	$2,456	$(193)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED JUNE 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(2,950)	$(1,152)
Adjustments to reconcile net loss to net cash used in operating activities	(839)	(20)

Net cash used in operating activities	(3,789)	(1,172)

Cash flows from investing activities:
Purchases of equipment	(1,042)	(396)
Proceeds from sale of equipment	24	—
Purchase of short term investments	(3,525)	—
Proceeds from sale of short term investments	5,230	—

Net cash provided by/ (used in) investing activities	687	(396)

Cash flows from financing activities:
Principal payments under capital leases	(370)	(310)
Net proceeds from private placement	—	9,755
Net proceeds from stock options exercised	85	—
Net change in line of credit borrowings	(1,592)	2,677

Net cash (used in)/ provided by financing activities	(1,877)	12,122

Effect of foreign currency exchange rate changes on cash	210	(87)

Net (decrease) increase in cash and cash equivalents	(4,769)	10,467
Cash and cash equivalents - beginning of period	12,277	5,305

Cash and cash equivalents - end of period	$7,508	$15,772

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 1-	BASIS OF PRESENTATION

          The condensed consolidated financial statements and accompanying financial information as of June 30, 2007 and for the six and three months ended June 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2006.

          The amounts for the December 31, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006.

          The results of the Company’s operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

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

          For the three months ended June 30, 2007 and 2006, respectively, options to purchase 3,385,579 and 1,976,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive due to the related amount of unvested compensation cost. For the six months ended June 30, 2007 and 2006, respectively, options to purchase 3,297,706 and 4,304,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

          Derivative Instruments

          The Company has entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary.  The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense),” in the Company’s consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2007, the Company entered into a foreign currency European Option contract totaling $36.0 million to sell the U.S. Dollars for Indian Rupees.  As of June 30, 2007, $41.0 million of the foreign currency European Option contract remains, which is expected to be settled by May 2010.

          Income Taxes

           The Company records income tax expense/benefit based upon an estimated annual effective tax rate that considers the taxable income/(loss) recorded in each tax jurisdiction. The Company recorded an income tax benefit of $0.2 million on a pretax income of $0.7 million for the three months ended June 30, 2007 as opposed to an income tax provision of $1.0 million on pretax income of $1.9 million for the three months ended June 30, 2006.

           During the three months ending June 30, 2007, the Company has received the judgment from Appellate Tribunal with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required the India taxing authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the company has recognized the benefit of $0.5 million related to the tax exemptions and related interest. The India taxing authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see Note 5 to the Consolidated Financial Statements and the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

          Effective January, 1 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48 is to be recorded as an adjustment to the opening balance of accumulated earnings/deficit.

          The adoption of FIN48 had no significant impact on the results of operations or financial position as of and for the three and six months periods ended June 30, 2007 and no adjustment had been recorded to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefits as of the date of adoption was $0.5 million.

          The total amount of gross unrecognized tax benefits was $0.3 million and $0.5 million as of June 30, 2007 and March 31, 2007 respectively. Any recognition of these tax benefits in the future would impact the Company’s effective tax rate.

          The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing FIN 48. The Company had accrued $0.1 million and $.0.3 million for the payment of interest and penalties relating to unrecognized tax benefits as of June 30, 2007 and March 31, 2007 respectively. The amount of interest and penalties expensed during the quarter ending June 30, 2007 and March 31, 2007 is not significant.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Plan Liability

           The Company’s India subsidiary provides its employees with benefits under a defined benefit pension plan, which is referred to as the Gratuity Plan. Pursuant to applicable India law, the Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with us. The Company determines liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, the Company determines liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. The Company evaluates these critical assumptions at least annually. The Company periodically evaluates and updates other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect its experience. The mortality rates used are consistent with those published by the Life Insurance Corporation of India.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used is equal to the yield on high quality fixed income investments in India at the measurement date. The expected rate of return on plan assets is estimated based on available market information, Indian law which regulates such investments and historical returns.

Share-Based Compensation Plans

          The Company’s share-based compensation plans are described in Note 6.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.

          There were two share-based payment awards granted in the three months ended June 30, 2007.  The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.  During the three months and six months ended June 30, 2007, 83,200 options were exercised.

NOTE 3-	LINE OF CREDIT

          On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”).  The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 8.25% as of June 30, 2007, plus two (2%) percent.  The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary).  The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.  The Credit Agreement  provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

          The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of June 30, 2007. As of June 30, 2007, the Company had $3.4 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $12 million as of June 30, 2007.

NOTE 4-	RELATED PARTY TRANSACTIONS

          Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”)  entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated.  The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $375,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $42,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,000). Rent paid for the three months ended June 30, 2007 towards the said lease was 6.6 million rupees (approximately $160,000). There are no advance lease rentals as of June 30, 2007.

IGA had entered into agreements for executive search services with Adecco Peopleone India Limited (Adecco India) and Cornell International, parties with which Ajit Isaac, a member of the Company’s Board of Directors is affiliated. The terms of the agreement provide for payment of professional fees as per Industry terms and conditions. Professional fees paid to Cornell International for the three months ended June 30, 2007 was 12.7 million rupees (approximately $ 31,000)

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 5-	LITIGATION

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority.

          During the three months ending June 30, 2007, the Company has received a judgment from the Appellate Tribunal in India with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required the India taxing authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the company has recognized the tax benefit of $0.5 million related to the tax exemptions. The India taxing authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

          The Company is currently appealing at the Appellate Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003.  In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.3 million could be refunded to the Company.

Shareholder Class Actions

          On or about October 12, 2004, the first of six class action lawsuits was filed, on behalf of a purported class of investors who purchased the Company’s common stock, against the Company and former officers Arjun Valluripalli, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the United States District Court, District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding the Company’s financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  On December 5, 2005, Defendants filed motions to dismiss the amended consolidated complaint.  On February 10, 2006, prior to the hearing on Defendants’ motions to dismiss, Plaintiffs filed a second amended consolidated complaint.  On or about December 20, 2006, the District of New Jersey granted Defendants motion and dismissed the second amended complaint without prejudice.  On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint.  On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint.  Defendants’ motions to dismiss the third amended consolidated complaint are currently pending before the District of New Jersey.  No trial date has been scheduled and no discovery has taken place.

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
JUNE 30, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY

          Share-Based Compensation Plans

          The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below.  The compensation cost that has been charged against income for those plans was $0.3 million and $0.6 million respectively for the three and six months ended June 30, 2007.  The Company did not recognize any related income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first six months of 2007, due to its history of net operating losses.   The Company received net proceeds of approximately $85,000 and $4,000 from option exercises under share-based compensation plans for each of the six months ended June 30, 2007 and 2006, respectively.

          Stock Options:

          The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 2,100,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan and approved by the stockholders of the Company on June 8, 2006. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants.  The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan.  Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.

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
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Expected Volatility	87.78%	103.50%	87.78-88.7%	103.50%-104.20%
Expected Lives	6.0625	2.57 years	6.0625	1.00-3.23 years
Risk free Interest Rate	5.00%	5.20%	4.49-5%	4.79%-5.20%
Expected Dividends	0%	0%	0%	0%

          The weighted average grant date fair value of options granted during the three months ended June 30, 2007 and 2006 was $0.88 and $1.14, respectively.  The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.93 and $0.97, respectively.

          As of June 30, 2007, there was $2.4 million of total unrecognized compensation cost related to the stock options.  That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 6-	SHAREHOLDERS’ EQUITY (CONTINUED)

          Share-Based Compensation Plans (Continued)

          The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three and six months ended June 30, 2007 (in thousands except per share information):

	Six Months Ended		Three Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cost of Revenue	$280	279	$119	135
Selling, general and administrative expenses	339	525	175	195
Increase to net loss/ Decrease to net income	$619	804	$294	330
Change in income (loss) per share:
Basic	$(0.01)	(0.02)	$(0.01)	(0.01)
Diluted	$(0.01)	(0.02)	(0.01)	(0.01)

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION

          The Company operates in one industry segment, information technology solutions and services.

          The Company has four reportable geographic operating segments, which are organized and managed on a geographic basis, as follows:

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

          Accordingly, the Company’s consolidated operating results for the three and six months ended June 30, 2007 and 2006 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 7-	SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total

Three months ended June 30, 2007
Revenue	$21,895	10,181	3,171	788	$36,035
Operating income (loss)	(594)	1,222	367	(10)	984
Income tax expense (benefit)	(447)	281	—	—	(165)
Net Income/(Loss)	(142)	655	412	(82)	842
Three months ended June 30, 2006
Revenue	$19,586	8,483	2,247	1,259	$31,575
Operating income (loss)	(1,747)	2,137	328	(125)	593
Income tax expense (benefit)	73	1,026	—	(71)	1,028
Net Income/(Loss)	(1,500)	1908	386	29	823

	United States	India	Europe	Japan	Total

Six months ended June 30, 2007
Revenue	$42,448	19,207	5,580	1,501	$68,736
Operating income (loss)	(4,069)	1,996	135	(127)	(2,065)
Income tax expense (benefit)	(442)	891	—	—	449
Net Income/(Loss)	(3,615)	695	148	(178)	(2,950)
Long-lived assets, net (1)	980	7,138	1,445	132	9,695
Total assets	31,715	15,274	4,229	1,157	52,375
Six months ended June 30, 2006
Revenue	$38,623	15,891	3,798	2,434	$60,746
Operating income (loss)	(4,263)	2,974	288	(210)	(1,211)
Income tax expense (benefit)	(14)	1,199	—	(115)	1,070
Net Income/(Loss)	(3,848)	2330	393	(28)	(1,153)
Long-lived assets, net	1,372	4701	97	414	6,584
Total assets	37,130	12,201	2,125	1,949	53,405

(1)	Of the total capital expenditure incurred for the three months ended June 30, 2007, $0.1 million was incurred in the US, $1.1 million was incurred in India, and $0.3 million was incurred in Europe.

NOTE 8-	COMMITMENTS AND CONTINGENCIES

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

          Employment Agreements

          As of June 30, 2007, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause.  The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $0.9 million.  In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team.  Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA.  In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned.  Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package.  On or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
JUNE 30, 2007 & 2006

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

NOTE 10-	OTHER INCOME/ (EXPENSE)

          Other income/ (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

          For the three months ended June 30, 2007 and 2006, the Company recorded transaction losses of approximately $0.3 million and transaction gains of $1.0 million respectively, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, for the three months ended June 30, 2007 the Company recorded sublease income, dividend income and other items of approximately $0.2 million compared with $0.3 million for the three months ended June 30, 2006.

          For the six months ended June 30, 2007 and 2006, the Company recorded transaction losses of approximately $0.5 million and transaction gains of $0.8 million respectively, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe.  Additionally, for the six months ended June 30, 2007 the Company recorded sublease income, dividend income and other items of approximately $0.4 million compared with $0.6 million for the six months ended June 30, 2006.

NOTE 11-	EMPLOYEE BENEFIT PLANS

          The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

          Net gratuity cost includes the following components:

	Six Months Ended June 30, 2007	Three Months Ended June 30, 2007

Service Cost	$80	$35
Interest Cost	$23	$44
Expected Return on assets	$(3)	$(3)
Net Gratuity Cost	$100	$76

The amount of employer’s contribution expected to be paid for the current fiscal year ending December 31, 2007 is $113,000. There was no contribution paid during the six months ended June 30, 2007.

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

Fixed Price Projects

          The Company has provided services on certain projects in which it, at the request of the customers, offers a fixed price for its services. For the six months ended June 30 2007 and 2006, revenue derived from projects under fixed price contracts represented approximately 39% of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three months ended June 30, 2007 or 2006. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

          The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2007 and 2006, the Company’s ten largest customers accounted for in the aggregate approximately 40% and 54% of its revenue, respectively. During the six months ended June 30, 2007 no single customer accounted for 10% or more of revenues.  For the six months ended June 30, 2006, one customer accounted for more than 10% of the revenues. For the six months ended June 30, 2007 and 2006, 13% and 21%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm.  There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

          For the six months ended June 30, 2007 and 2006 the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue

	Six months ended June 30, 2007	Six months ended June 30, 2006

SAP	74%	72%
PeopleSoft	9%	14%
Oracle	7%	6%
e-Business	5%	6%
Others	4%	2%

Total	100%	100%

Markets

          The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Warrenville (Illinois) and Milpitas (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan.  The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

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

Income Tax

          Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48, if any, is to be recorded as an adjustment to the opening balance of accumulated earnings (deficit).  See “Note 2 to the Consolidated Financial Statements (Unaudited) – Summary of Significant Accounting Policies, Income Tax” for additional detail.

          There was no significant impact on account of the adoption of FIN 48 as of June 30, 2007 and no adjustment had been recorded to the opening balance of accumulated deficit.

Results of Operations - Consolidated

          The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue Six Months Ended June 30,

	2007	2006

Revenue	100.0%	100.0%
Cost of revenue	75.5	71.3

Gross profit	24.5	28.7

Selling, general and administrative expenses	25.7	28.8
Depreciation and amortization	1.8	1.9

Total operating expenses	27.5	30.7

Operating loss	(3.0)	(2.0)
Interest income (expense)	(0.5)	(0.3)
Other income (expense)	—	2.2

Loss before income tax provision (benefit)	(3.6)	(0.1)
Income tax provision (benefit)	0.7	1.8

Net loss	(4.3)%	(1.9)%

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

          The following discussion compares the consolidated results of operations for the six months ended June 30, 2007 and 2006.

          Revenue.  Total revenue increased by 13.2%, or $8.0 million, from $60.7 million for the six months ended June 30, 2006 to $68.7 million for the six months ended June 30, 2007.  This increase is due to an increase in US revenues of $3.8 million, an increase in India revenues of $3.3 million, an increase in Europe revenues of $1.8 million partly offset by a decrease in Japan revenues of $0.9 million. The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local ERP markets. The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in European revenue results primarily from revenues derived from one large contract entered into during the three months ended June 30, 2006 and increased demand in the local ERP market. The decrease in Japan revenues results primarily from decreased demand for the Company’s consulting services within the local SAP market.

          Cost of revenue and gross profit.  The Company’s cost of revenue increased by 19.8%, or $8.6 million, from $43.3 million for the six months ended June 30, 2006 to $51.9 million for the six months ended June 30, 2007, due primarily to the increase in headcount and related compensation and travel related costs for consultants.  The Company’s gross profit decreased by 3.3%, or $0.6 million, from $17.4 million for the six months ended June 30, 2006 to $16.9 million for the six months ended June 30, 2007. Gross margin decreased from 28.7% for the six months ended June 30, 2006 to 24.5% for the six months ended June 30, 2007. The decrease in gross profit and gross margin is primarily on account of increased headcount and related compensation and travel related costs, at a rate higher than the increase in revenues due to enhanced demand for ERP professionals in US and India. We expect such demand to continue in the future.

          Selling, general and administrative expenses.  Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 1.1%, or $0.2 million, from $17.5 million for the six months ended June 30, 2006 to $17.7 million for the six months ended June 30, 2007, and decreased as a percentage of revenue from 28.8% for the six months ended June 30, 2006 to 25.7% for the six months ended June 30, 2007.  The increase in selling, general and administrative expenses was related primarily to an increase in compensation, benefits, travel and related expenses of sales personnel.

          Income tax provision (benefit).  The Company recorded an income tax provision of $0.4 million on a pretax loss of $2.5million for the six months ended June 30, 2007 as opposed to an income tax provision of $1.0 million on pretax loss of $0.1 million for the six months ended June 30, 2006.

           During the three months ending June 30, 2007, the Company has received a judgment from the Appellate Tribunal in India with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required the India taxing authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the company has recognized the tax benefit of $0.5 million related to the tax exemptions. The India taxing authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see Note 5 to the Consolidated Financial Statements and the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

	Percentage of Revenue Three Months Ended June 30,

	2007	2006

Revenue	100.0%	100.0%
Cost of revenue	71.1	69.9

Gross profit	28.9	30.1

Selling, general and administrative expenses	24.4	26.4
Depreciation and amortization	1.8	1.8

Total operating expenses	26.2	28.2

Operating income (loss)	2.7	1.9
Interest income (expense)	(0.5)	(0.2)
Other income (expense)	(0.3)	4.2

Income (loss) before income tax provision (benefit)	1.9	5.9
Income tax provision	(0.5)	3.3

Net income (loss)	2.3%	2.6%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

          The following discussion compares the consolidated results of operations for the three months ended June 30, 2007 and 2006.

Revenue.  Total revenue increased by 14.1%, or $4.5 million, from $31.6 million for the three months ended June 30, 2006 to $36.0 million for the three months ended June 30, 2007. This increase is due to an increase in US revenues of $2.3 million, an increase in India revenues of $1.7 million, an increase in Europe revenues of $0.9 million partly offset by a decrease in Japan revenues of $0.5 million.  The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local ERP markets. The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local SAP market.  The decrease in Japan revenues results primarily from decreased demand for the Company’s consulting services within the local SAP market.

          Cost of revenue and gross profit.  The Company’s cost of revenue increased by 16.2%, or $3.6 million, from $22.1 million for the three months ended June 30, 2006, to $25.6 million for the three months ended June 30, 2007, due primarily to the increase in headcount and related compensation and travel related costs for consultants.  The Company’s gross profit increased by 9.4%, or $0.9 million, from $9.5 million for the three months ended June 30, 2006 to $10.4 million for the three months ended June 30, 2007. Gross margin decreased from 30.1% for the three months ended June 30, 2006 to 28.9% for the three months ended June 30, 2007. Increase in gross profit is primarily on account of increase in revenues and decrease in gross margin is primarily on account of increase in compensation and travel related costs as percentage of revenues.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased by 5.2% or $0.5 million from $8.3 million for the three months ended June 30, 2006 to $8.8 million for the three months ended June 30, 2007, and decreased as a percentage of revenue from 26.4% to 24.4%  respectively.  The increase in selling, general and administrative expenses was related primarily to an increase in compensation, benefits, travel and related expenses of sales personnel.

          Income tax provision (benefit).  The Company recorded an income tax benefit of $0.2 million on pretax income of $0.7 million for the three months ended June 30, 2007 as opposed to an income tax provision of $1.0 million on pretax income of $1.9 million for the three months ended June 30, 2006.

          The Income tax expense is primarily due to profitable operations of the India subsidiary – the decrease in tax expense by $1.2 million from tax expense of $1.0 million for the three months ended June 30, 2006 to tax benefit of $0.2 million for the three months ended June 30, 2007 is primarily due to change in the transfer pricing methodology which was implemented during the three months ended December 31, 2006 and the favorable judgment with regard to India tax assessments.

           During the three months ending June 30, 2007, the Company has received a judgment from the Appellate Tribunal in India with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required the India taxing authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the company has recognized the tax benefit of $0.5 million related to the tax exemptions. The India taxing authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see Note 5 to the Consolidated Financial Statements and the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

Results of Operations by Business Segment

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

          The revenues are attributed to each segment on the basis of the location of the entity that provides service to the customer. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

          During the fourth quarter of 2006, the Company’s India subsidiary engaged an accounting firm to evaluate and recommend changes, if any, to its existing transfer pricing methodology.  As a result of such transfer pricing study, the Company changed its transfer pricing methodology and adopted a “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services.  While the application of the new transfer pricing methodology did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between the Company and its international subsidiaries.  Revenues and operating performance reported for the geographic segments for the three and six months ended June 30, 2007 are as per the new transfer pricing methodology “cost plus fixed margin;” whereas revenue and operating performance reported for the geographic segments for the three and six months ended June 30, 2006 reflect the net margin method which the Company had previously used.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

          The following discussion compares the segment results of operations for the six months ended June 30, 2007 and 2006.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Six Months Ended June 30,

	2007		2006

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$42,448	61.8%	$38,623	63.6%
India	19,207	27.9	15,891	26.2
Europe	5,580	8.1	3,798	6.2
Japan	1,501	2.2	2,434	4.0

Total	$68,736	100.0%	$60,746	100.0%

          US revenue increased by 9.9%, or $3.8 million, from $38.6 million for the six months ended June 30, 2006 to $42.4 million for the six months ended June 30, 2007. The increase is primarily on account of increased demand for the Company’s consulting services in the local ERP markets.

          India revenue increased by 20.9%, or $3.3 million, from $15.9 million for the six months ended June 30, 2006 to $19.2 million for the six months ended June 30, 2007. The increase is attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased by 46.9%, or $1.8 million, from $3.8 million for the six months ended June 30, 2006 to $5.6 million for the six months ended June 30, 2007.  The increase in European revenue results primarily from revenues derived from one large contract entered into during the three months ended June 30, 2006.

          Japan revenue decreased by 38.4% or $0.9 million, from $2.4 million for the six months ended June 30, 2006 to $1.5 million for the six months ended June 30, 2007.  The decrease was due primarily to decreased demand for the Company’s consulting services within the local SAP market.

          Operating Loss.  The following table displays operating income (loss) by reportable segment (in thousands).

	Six Months Ended June 30,

	2007	2006

United States	$(4,069)	$(4,263)
India	1,996	2,974
Europe	135	288
Japan	(127)	(210)

Total	$(2,065)	$(1,211)

          US operating performance improved by $0.2 million from an operating loss of $4.3 million for the six months ended June 30, 2006 to an operating loss of $4.1 million for the six months ended June 30, 2007.  The decrease in the operating loss was primarily related to improved resource utilization and reduced general and administration expenses and change in transfer pricing methodology implemented during the three months ended December 31, 2006

          India operating income decreased by $1.0 million from an operating profit of $3.0 million for the six months ended June 30, 2006 to an operating profit of $2.0 million for the six months ended June 30, 2007.  The decrease in operating profit is primarily related to an increase in consultant compensation costs on account of increased head count and revised transfer pricing methodology implemented by the Company during the three months ended December 31, 2006.

          Europe operating income decreased by $0.2 million from an operating income of $0.3 million for the six months ended June 30, 2006 to an operating income of $0.1 million for the six months ended June 30, 2007. The decrease is primarily attributable to increased project related costs.

          Japan operating performance remained relatively flat during the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

          The following discussion compares the segment results of operations for the three months ended June 30, 2007 and 2006.

          Revenue.  The following table displays revenues by reportable segment (in thousands).

	Three Months Ended June 30,

	2007		2006

	Dollars	Percentage of Total	Dollars	Percentage of Total

United States	$21,895	60.8%	$19,586	62.0%
India	10,181	28.3	8,483	26.9
Europe	3,171	8.8	2,247	7.1
Japan	788	2.2	1,259	4.0

Total	$36,035	100.0%	$31,575	100.0%

          US revenue increased by 11.8%, or $2.3 million, from $19.6 million for the three months ended June 30, 2006 to $21.9 million for the three months ended June 30, 2007. The increase is primarily on account of increased demand for the Company’s consulting services in the local ERP markets.

          India revenue increased by 20.0%, or $1.7 million, from $8.5 million for the three months ended June 30, 2006 to $10.2 million for the three months ended June 30, 2007. The increase is attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

          Europe revenue increased by 41.1%, or $0.9 million, from $2.2 million for the three months ended June 30, 2006 to $3.2 million for the three months ended June 30, 2007.  The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local SAP market.

          Japan revenue decreased by 37.4% or $0.5 million, from $1.3 million for the three months ended June 30, 2006 to $0.8 million for the three months ended June 30, 2007.  The decrease was due primarily to decreased demand for the Company’s consulting services within the local SAP market.

          Operating Loss.  The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended June 30,

	2007	2006

United States	$(594)	$(1,747)
India	1,222	2,137
Europe	367	328
Japan	(10)	(125)

Total	$984	$593

          US operating performance improved by $1.2 million from an operating loss of $1.7 million for the three months ended June 30, 2006 to an operating loss of $0.6 million for the three months ended June 30, 2007.  The decrease in the operating loss was primarily related to an improvement in resource utilization, decrease in general and administration expenses and change in transfer pricing methodology implemented during the three months ended December 31, 2006.

          India operating income decreased by $0.9 million from an operating profit of $2.1 million for the three months ended June 30, 2006 to an operating profit of $1.2 million for the three months ended June 30, 2007.  The decrease in operating profit is primarily related to an increase in consultant compensation costs on account of increased head count and change in transfer pricing methodology implemented during the three months ended December 31, 2006.

          Europe operating performance remained relatively flat during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.

          Japan operating performance remained relatively flat during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.

Liquidity and Capital Resources

Cash Position and Cash Flows

          The Company had cash and cash equivalents of $7.5 million at June 30, 2007 and $12.3 million at December 31, 2006.  The Company had working capital of $18.3 million at June 30, 2007 and $20.1 million at December 31, 2006.  The decrease in working capital resulted primarily from an increase in cash used in operating activities. The Company had short-term investments of $2.2 million at December 31, 2006 while there are no short-term investments at June 30, 2007.

          Cash used in operating activities was $3.8 million for the six months ended June 30, 2007, resulting primarily from the net loss of $3.0 million.

          The Company invested $1.0 million and $0.4 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the six months ended June 30, 2007 and 2006, respectively.

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

          The Company was in compliance with the loan agreement related to the credit facility as of June 30, 2007.  The Company estimates undrawn availability under the credit facility to be $12 million as of June 30, 2007.

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

          The Company’s 2007 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects.  Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects.  Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.  In addition, the Company may seek additional financing from time to time to fund its cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, the Company is not currently listed on a national stock exchange.  Assuming that the Company achieves the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

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

          The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the three months ended June 30, 2007, the Company entered into a foreign currency European Option contract totaling $36.0 million to sell the U.S. Dollars for Indian Rupees.  As of June 30, 2007, $41.0 million of the foreign currency European Option contract remains, which is expected to be settled by May 2010. Management may continue to enter into such contracts in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned derivative contracts, the Company has not engaged in hedging activities nor entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

          The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.   In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.  Based on its  evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , because management determined that the following  material weaknesses in internal control over financial reporting as disclosed in the Company’s annual report on Form 10-K for the period ended December 31, 2006, have not been remediated.

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

Below is the progress during the three months ended June 30, 2007 on the above proposed remedial measures to address the material weaknesses identified:

•	The Company has engaged an internationally reputed accounting firm as US GAAP advisors on a retainer basis.

•

The Company has determined that hiring an external internationally reputed accounting firm is preferable to hiring an additional in-house US GAAP expert and has discontinued its efforts to hire internally. Although the Company only recently retained the accounting firm and therefore does not consider the retention by itself, to constitute a material change in the Company’s internal control over financial reporting, it expects that the accounting firm’s involvement in analyzing complex transactions from a GAAP reporting perspective will result in a material change in internal control over financial reporting beginning as soon as the third quarter 2007.

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

Changes in Internal Controls

          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

India Tax Assessments

          The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 32.1 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority.

          During the three months ending June 30, 2007, the company has received the judgment from Appellate Tribunal with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in Company’s favor to the extent of approximately $0.5 million and the terms of the judgment required the India taxing authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on above judgment, the company has recognized the tax benefit of $0.5 million related to the tax exemptions. Please see Note 5 to the Consolidated Financial Statements for additional information on the tax assessments

          The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003.  In the event the Company’s appeal is not successful, there will not be any additional future cash outlay.  However, in the event the Company is successful, an amount up to approximately $0.3 million could be refunded to the Company.

Shareholder Class Actions

          On or about October 12, 2004, the first of three class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased our securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the three class actions (the “Shareholder Class Action”) and appointed a lead plaintiff.  Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005.  The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding our financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices.  The Class Period alleged is May 1, 2001 through September 24, 2004.  The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.  The Defendants filed a Motion to Dismiss on or about November 30, 2005.  Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint.  On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint.  On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice.  On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint.    On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint.  No trial date has been scheduled and no discovery has taken place.

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

          Our business and financial condition depends on the health of the general economy, as well as the information technology services industry. Our revenue and profits are driven by demand for our products and services. A lessening demand in either the overall economy or the software sector could lead to a material decrease in our future revenues and earnings. Other factors, that are beyond our control, that can also impact our performance include: (i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends, (iii) the timing, size and stage of projects, (iv)  new service introductions by us or our competitors and the timing of new product introductions by our ERP partners, (v) levels of market acceptance for our services, (vi) general economic conditions, and (vii) the hiring of additional staff. We cannot assure you that there will not be a general economic downturn or that such a downturn would not have a material adverse effect on our business and financial condition.

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

          There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction Type and Certain Contracts”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition for Milestone contracts and contracts with multiple deliverables, primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with pronouncements.

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

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 8, 2007 (“2007 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.

          At the 2007 Annual Meeting, the Company submitted a proposal to elect Vikram Gulati, Ravi Adusumalli, Ajit Isaac, Babar Khan, Srini Raju and Sandeep Reddy to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:	Votes For:	Votes Withheld:

Vikram Gulati	37,002,713 Shares	282,453 Shares
Ravi Adusumalli	37,006,874 Shares	278,292 Shares
Ajit Isaac	37,008,034 Shares	277,132 Shares
Babar Khan	37,009,314 Shares	275,852 Shares
Srini Raju	37,016,094 Shares	269,072 Shares
Sandeep Reddy	37,016,194 Shares	268,972 Shares

          At the 2007 Annual Meeting, the Company submitted a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ended December 31, 2007. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

37,255,246	29,040	881	0

          At the 2007 Annual Meeting, the Company submitted a proposal amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from fifty million to sixty-five million:

No. of Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-vote:

35,860,389	1,398,729	26,048	0

Item 5.	Other Information

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

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

10.51

Threeth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

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

10.61*	Amendment No. 3 to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati.

10.62	Master Assignment Agreement between Novasoft Information Technology (Europe) Ltd. and Intelligroup Europe Ltd. dated June 8, 2007.

10.63	Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Pvt. Ltd. dated June 8, 2007.

10.64	Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. dated June 8, 2007.

10.65	Sales Commission Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. dated June 8, 2007.

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of August 2007.

INTELLIGROUP, INC.

Date: August 7, 2007	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: August 7, 2007	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer