Form 10-Q
period 2007-09-30
INTELLIGROUP INC
filed 2007-11-09
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number 0-20943
INTELLIGROUP, INC.
(Exact Name of Registrant as Specified In Its Charter)

New Jersey	11-2880025
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

499 Thornall Street, Edison, New Jersey	08837
(Address of Principal Executive Offices)	(Zip Code)

(732) 590-1600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of” accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 9, 2007:

Class	Number of Shares
Common Stock, $.01 par value	42,016,190

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

PART I FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,912	$12,277
Short-term Investments	-	2,227
Accounts receivable, less allowance for doubtful accounts of $983 and $991
at September 30, 2007 and December 31, 2006, respectively	21,824	20,477

Unbilled services, less allowance for doubtful accounts of $891 at September
30, 2007 and December 31, 2006	11,238	9,464
Prepaid expenses	659	957
Prepaid Taxes	412	170
Other current assets	5,882	1,296
Total current assets	47,927	46,868
Property and equipment, net	6,582	5,472
Restricted Cash	4,700	-
Deferred taxes and other assets	2,369	2,203

Total Assets	$61,578	$54,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$7,356	$4,959
Accounts payable	3,557	3,078
Accrued payroll and related taxes	11,851	11,301
Accrued expenses and other current liabilities	4,850	4,695
Deferred revenue	2,152	2,294
Current portion of obligations under capital lease	518	483
Total current liabilities	30,284	26,810
Obligations under capital lease, net of current portion	395	552
Deferred revenue, net of current portion	672	686
Other long-term liabilities	695	101

Total Liabilities	32,046	28,149

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 65,000 shares authorized, 42,129 and 41,933
shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	421	419
Additional paid-in capital	70,798	69,702

Accumulated deficit	(44,102)	(43,753)
Accumulated other comprehensive income	2,415	26

Total shareholders’ equity	29,532	26,394

Total liabilities and shareholders’ equity	$61,578	$54,543

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$106,745	93,277	38,010	32,530
Cost of revenue	78,817	66,527	26,945	23,214
Gross profit	27,928	26,750	11,065	9,316

Selling, general and administrative expenses	26,087	25,587	8,397	8,092
Depreciation and amortization	1,799	1,829	560	679
Total operating expenses	27,886	27,416	8,957	8,771
Operating Income/(loss)	42	(666)	2,108	545
Interest expense, net	(516)	(399)	(142)	(220)
Other income	756	1,647	817	340
Income before income tax provision	282	582	2,783	665
Provision for income taxes	631	1,947	182	878
Net (loss)/income	$(349)	$(1,365)	$2,601	$(213)

(Loss)/Income per share:
Basic net (loss)/income per share	$(0.01)	$(0.03)	$0.06	$(0.01)
Weighted average number of common shares
outstanding - basic	41,988	39,591	42,078	41,802

Diluted net (loss)/income per share	$(0.01)	$(0.03)	$0.06	$(0.01)

Weighted average number of common shares
outstanding - diluted	41,988	39,591	42,181	41,802

Comprehensive (loss)/income
Net (loss)/income	$(349)	$(1,365)	$2,601	$(213)
Other comprehensive income - currency translation
adjustments	2,389	(682)	388	114

Comprehensive income/(loss)	$2,040	$(2,047)	$2,989	$(99)

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(349)	$(1,365)
Adjustments to reconcile net loss to net cash used in operating activities	1,399	716
Net cash provided by (used in) operating activities	1,050	(649)

Cash flows from investing activities:
Purchases of equipment	(2,308)	(1,667)
Proceeds from sale of equipment	36	-
Purchase of Investments	(6,290)	-
Proceeds from sale of Investments	7,136	-
Acquisition of business	(3,013)	-
Net cash used in investing activities	(4,439)	(1,667)

Cash flows from financing activities:
Principal payments under capital leases	(575)	(422)
Net proceeds from private placement	-	9,750
Net proceeds from stock options exercised	240	245
Net change in line of credit borrowings	(965)	918
Net cash provided by financing activities	(1,300)	10,491

Effect of foreign currency exchange rate changes on cash	324	(55)

Net (decrease) increase in cash and cash equivalents	(4,365)	8,120
Cash and cash equivalents - beginning of period	12,277	5,305
Cash and cash equivalents - end of period	$7,912	$13,425

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of September 30, 2007 and for the nine and three months ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2006.

     The amounts for the December 31, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form10-K for the year ended December 31, 2006.

     The results of the Company’s operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

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

     For the three months ended September 30, 2007 and 2006 respectively, options to purchase 1,404,198 and 4,003,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive due to the related amount of unvested compensation cost. For the nine months ended September 30, 2007 and 2006 respectively, options to purchase 2,048,372 and 4,003,000 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

     Derivative Instruments

     The Company has entered into foreign currency derivative contracts to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances of its Indian subsidiary. The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense),” in the Company’s consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2007, the Company entered into a foreign currency forward contract totaling $4.5 million to sell the U.S. Dollars for Indian Rupees. As of September 30, 2007, $35 million and $2.5 million of its foreign currency European option contract and foreign currency forward contract respectively remain which, are expected to be settled by May, 2010 and January, 2008 respectively. These contracts are expected to be settled monthly over the period until the maturity date. Incase of option contracts the Company has an option to settle incase the contracted rates are better than the spot rates prevalent. Forward contracts however need to be settled irrespective of the rates prevalent on the settlement rate or the Company incurs a cancellation charge.

     At September 30, 2007, summary information about the foreign exchange forward contracts and options is as follows:

	Option Contracts	Forward Contracts
Notional amount	$ 35 Million	$ 2.5 Million
Rates	INR 43.45- 44.96	INR 41.39 - 41.75
Effective Date	5/18/2007	8/16/2007
Maturity Dates	10/26/07 to 05/26/10	10/25/07 to 01/25/08
Fair Value	$ 1.41 Million	$ 0.11 Million

     The fair value of the foreign exchange option contracts at September 30, 2007 is reflected in other current assets with a corresponding credit to other income.

     Income Taxes

     The Company records income tax expense/benefit based upon an estimated annual effective tax rate that considers the taxable income/ (loss) recorded in each tax jurisdiction. The Company recorded an income tax provision of $0.2 million on a pretax income of $2.8 million for the three months ended September 30, 2007 as opposed to an income tax provision of $0.9 million on pretax income of $0.7 million for the three months ended September 30, 2006.

     The Company’s India subsidiary has received tax assessments from the India tax authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003.The combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. Such assessments include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority.

     During the three months ending June 30, 2007, the Company received the judgment from Appellate Tribunal with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $ 0.5 million. The terms of the judgment required the India tax authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the company has recognized the benefit of $ 0.5 million related to the tax exemptions and related interest. Further during the three months ended September 30, 2007 the Company recognized $ 0.2 million for interest receivable on the taxes paid under protest. The India tax authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see Note 5 to the Consolidated Financial Statements and the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

     Effective January, 1 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48 is to be recorded as an adjustment to the opening balance of accumulated earnings/deficit.

     The adoption of FIN48 had no significant impact on the results of operations or financial position as of and for the three and nine months periods ended September 30, 2007 and no adjustment had been recorded to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefits as of the date of adoption was $0.5 million.

     The total amount of gross unrecognized tax benefits was $0.3 million as of September 30, 2007 and June 30, 2007. Any recognition of these tax benefits in the future would impact the Company’s effective tax rate.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing FIN 48. The Company had accrued $.0.1 million for the payment of interest and penalties relating to unrecognized tax benefits as of September 30, 2007 and June 30, 2007. The amount of interest and penalties expensed during the quarter ending September 30, 2007 and June 30, 2007 is not significant.

     The Company files U.S. federal, U.S. state, and foreign tax returns. Apart from the U.S., the Company’s major tax jurisdiction is India. For U.S. federal and state tax returns the tax examinations are open for years after 2002, and with respect to the matter described in note 8 under the heading “Tax -Free Spin-off of Seranova”. For India, the tax assessments are open for the fiscal years after March 31, 1997.

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

     There were two share-based payment awards granted in the three months ended September 30, 2007. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).The Black-Scholes model incorporates the following assumptions:

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

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. During the three months and nine months ended September 30, 2007, 112,500 and 195,750 options were exercised respectively.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 3- LINE OF CREDIT

     On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”). The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 7.75% as of September 30, 2007, plus two (2%) percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of September 30, 2007.As of September 30, 2007, the Company had $4.3 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $11 million as of September 30, 2007.

     In order to finance a significant portion of the purchase price for Novasoft business as discussed in Note 12 of Item 1, Intelligroup Europe Ltd (“IGE”) has received a loan of £1,500,000 from Lloyds TBS Bank PLC (“Lloyds TBS”), during the three months ended September 30, 2007. This loan is secured by a stand-by letter of credit from Citibank N. A. (“Citibank”), for which Intelligroup Asia Pvt. Ltd (“IGA”) has placed a hundred and ten percent margin money deposit with Citibank. The loan is payable in three consecutive annual installments of £ 500,000, with interest at the rate of 6.75% per annum. Interest is payable monthly.

NOTE 4- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9)months’ rent in the amount of 15.3 million Indian rupees (approximately $384,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $42,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,000). Rent paid for the three months ended September 30, 2007 towards the said lease was 6.8 million Indian rupees (approximately $167,000). There are no advance lease rentals as of September 30, 2007.

     IGA had entered into agreements for executive search services with Adecco Peopleone India Limited (Adecco India) and Cornell International, parties with which Ajit Isaac, a member of the Company’s Board of Directors is affiliated. The terms of the agreement provide for payment of professional fees as per Industry terms and conditions. Professional fees paid to Adecco India for the three months ended September 30, 2007 was 1.0 million rupees (approximately $ 24,500)

NOTE 5- LITIGATION

India Tax Assessments

     The Company’s India subsidiary has received tax assessments from the India tax authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003.The combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority.

     During the three months ending June 30, 2007, the Company received judgment from the Appellate Tribunal in India with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required the India tax authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on the above judgment, the Company recognized the tax benefit of $0.5 million related to the tax exemptions. Further during the three months ended September 30, 2007 the Company recognized $ 0.2 million for interest receivable on the taxes paid under protest The India tax authorities have the right to appeal in the courts of law against such judgment issued by the Appellate Tribunal. Please see the discussion of “India Tax Assessments” under Part II. Item 1 Legal Proceedings for additional information on the tax assessments

     The Company is currently appealing at the Appellate Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay. However, in the event the Company is successful, an amount up to approximately $0.3 million could be refunded to the Company.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 6- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $0.3 million and $0.9 million respectively for the three and nine months ended September 30, 2007. The Company did not recognize any related income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first nine months of 2007, due to its history of net operating losses. The Company received net proceeds of approximately $239,603 and $245,000 from option exercises under share-based compensation plans for each of the nine months ended September 30, 2007 and 2006, respectively.

     Stock Options:

     The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004Plan shall be equal to 2,100,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan and approved by the stockholders of the Company on June 8, 2006. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan. Subject to the provisions of the 2004Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.

     The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee receiving incentive stock option award who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than110% of the fair market value per share on the date of grant. Notwithstanding the foregoing, the Compensation Committee may in its discretion issue non-qualified stock options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any incentive stock options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

     The Compensation Committee may provide that if a Change of Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced may become fully vested and exercisable. The Compensation Committee, subject to approval of the Board, may terminate, amend, or modify the 2004Plan at any time; provided, however, that stockholder approval must be obtained for any amendment to the extent necessary or desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the 2004 Plan, to permit the Compensation Committee to grant options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. The 2004 Plan terminates on June 8, 2014 unless terminated earlier by the Company’s Board of Directors.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

     Share-Based Compensation Plans (Continued)

     The 1996 Stock Plan (“1996 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996. Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan. Subject to the provisions of the 1996 Plan, the administrator of the 1996 Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options or nonqualified stock options), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan. The exercise price of an incentive stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of nonqualified stock options granted under the1996 Plan may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, provided however that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company’s assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options. As of June 8, 2004, the Company ceased granting options under the 1996 Plan.

     The 1996 Non-Employee Director Plan was approved by the Board of Directors on June 3, 1996. The shareholders adopted the Company’s1996 Non-Employee Director Stock Option Plan (the “Director Plan”) and it became effective on July 12, 1996. The Director Plan provides for the grant of options to purchase a maximum of 140,000 shares of Common Stock of the Company to non-employee Directors of the Company. The Board of Directors administers the Director Plan.

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
SEPTEMBER 30, 2007 AND 2006

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected Volatility	85.81%	87.00%	85.81 - 88.7%	58.7 - 100.2%
Expected Lives	6.0625	6.06 years	6.0625	1 - 6.06 years
Risk free Interest Rate	4.34%	4.72 - 4.77%	4.34 - 5%	4.72 - 4.77%
Expected Dividends	0%	0%	0%	0%

     The weighted average grant date fair value of options granted during the three months ended September 30, 2007 and 2006 was $1.46 and $1.16, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.04 and $1.12, respectively.

     As of September 30, 2007, there was $2.1 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

     Share-Based Compensation Plans (Continued)

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three and nine months ended September 30, 2007 (in thousands except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of Revenue	$100	194	$380	473
Selling, general and administrative expenses	$139	185	$478	710
Increase to net loss	$239	379	$859	1183

Change in income (loss) per share:
Basic	$(0.01)	(0.01)	$(0.02)	(0.03)
Diluted	$(0.01)	(0.01)	$(0.02)	(0.03)

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India headquarters is located in Hyderabad, India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

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

     Accordingly, the Company’s consolidated operating results for the three and nine months ended September 30, 2007 and 2006 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 7- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United
	States	India	Europe	Japan	Total
Three months ended September 30, 2007
Revenue	$23,589	10,126	3,091	1,204	$38,010
Operating income	601	596	573	337	2,107
Income tax expense/(benefit)	(211)	393	-	-	182
Net Income	853	621	633	493	2,600

Three months ended September 30, 2006
Revenue	$20,663	8,649	2,211	1,007	$32,530
Operating income/(loss)	(937)	1,908	(176)	(250)	545
Income tax expense/(benefit)	(80)	958	-	-	878
Net Income/(Loss)	(713)	895	(117)	(278)	(213)

	United
	States	India	Europe	Japan	Total
Nine months ended September 30, 2007
Revenue	$66,036	29,333	8,672	2,704	$106,745
Operating income/(loss)	(3,469)	2,592	708	211	42
Income tax expense/(benefit)	(653)	1,284	-	-	631
Net Income/(Loss)	(2,761)	1,316	781	315	(349)
Long-lived assets, net	807	10,284	2,423	138	13,652
Total assets	32,664	19,252	7,971	1,691	61,578

Nine months ended September 30, 2006
Revenue	$59,286	24,540	6,009	3,442	$93,277
Operating income/(loss)	(5,200)	4,882	112	(460)	(666)
Income tax expense/(benefit)	(94)	2,156	-	(115)	1,947
Net Income/(Loss)	(4,561)	3,226	276	(306)	(1,365)
Long-lived assets, net	1,109	3,343	2,088	49	6,589
Total assets	30,566	18,307	4,529	1,982	55,384

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable, the resultant tax liability could be up to $ 65.0 million, plus interest and penalties, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

     Employment Agreements

     As of September 30, 2007, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $0.9 million. In addition, Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. On or about September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. The Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
SEPTEMBER 30, 2007 & 2006

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

     In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

NOTE 10- OTHER INCOME/ (EXPENSE)

     Other income/ (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

     For the three months ended September 30, 2007 and 2006, the Company recorded transaction gains of approximately $0.8 million and transaction losses of $35,000 respectively, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe. Additionally, for the three months ended September 30, 2007 the Company recorded a net expense of six thousand two hundred and six dollars ($6,206) pertaining to sublease income, dividend income and other items compared with a net income of $0.4 million for the three months ended September 30, 2006.

     For the nine months ended September 30, 2007 and 2006, the Company recorded transaction gains of approximately $0.4 million and $0.6 million respectively, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe. Additionally, for the nine months ended September 30, 2007 the Company recorded sublease income, dividend income and other items of approximately $0.4 million compared with $1.0 million for the nine months ended September 30, 2006.

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

     Net gratuity cost includes the following components:

	Nine Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Service Cost	$132	$51
Interest Cost	$34	$11
Expected Return on Assets	$(4)	$(1)
Net Gratuity Cost	$162	$60

     The amount of employer’s contribution expected to be paid for the current fiscal year ending December 31, 2007 is $116,086. Contribution of $50,239 was paid during the nine months ended September 30, 2007.

NOTE 12- SUBSEQUENT EVENT

     On October 1, 2007, Intelligroup Europe Ltd. (“IGE”) and Intelligroup Asia Pvt. Ltd. (“IGA”), wholly owned subsidiaries of Intelligroup, Inc. (the “Company”), completed the acquisition of certain assets, including without limitation, customer contracts, fixed assets and employees, from ISG Novasoft Technologies Limited (“Novasoft India”) and Novasoft Information Technology (Europe) Ltd.(“Novasoft Europe”) pursuant to their agreements dated June 8, 2007, as amended, with Novasoft India and Novasoft Europe and their parent company, Novasoft Information Technology Corporation (“Novasoft”), for an aggregate purchase price of three million one hundred thousand dollars ($3,100,000)..The Company paid an advance of $ 3 million to Novasoft during the three months ended September 30, 2007 pending completion of such acquisition.

     In order to finance a significant portion of the purchase price, IGE has received a loan of £1,500,000 from Lloyds TBS Bank PLC (“Lloyds TBS”). This loan is secured by a stand-by letter of credit from Citibank N. A. (“Citibank”), for which IGA has placed a hundred and ten percent margin money deposit with Citibank. The Company is in the process of valuing the tangible and intangible assets for the purpose of purchase price allocation.

NOTE 13- RESTRICTED CASH

     Restricted cash of $ 4.7 million includes, $ 3.4 million placed as margin money deposit with Citibank as explained in Note 3, $ 1.0 million investments provided as security for the foreign currency derivative contracts as explained in Note 2 under the heading “Derivative Instruments” and $ 0.3 million placed as margin money deposits against issue of Performance guarantees by the Banks.

     The $1 million investments mentioned in the above paragraph consist of investments in mutual funds, which are considered to be available for sale. The carrying value of these investments as on September 30, 2007 approximated their fair value. Unrealized and realized gains or losses on these investments were insignificant for the quarter ended September 30, 2007.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In this Section, the Company will discuss the following: (i) key factors in evaluating the Company’s financial performance; (ii) application of critical accounting policies, which explains the accounting principles necessary to understand how the Company records its financial information; (iii) results of operations, in which the Company’s consolidated results are compared period to period to recognize trends; (iv) results of operations by business segment, which allows the Company to compare the results of its different business units; (v) liquidity and capital resources; and(vi) recent accounting pronouncements, which identifies new accounting literature that may have an impact on the Company’s future results.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the customers, offers a fixed price for its services. For the nine months ended September 30 2007 and 2006, revenue derived from projects under fixed price contracts represented approximately 40% of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three months ended September 30, 2007 or 2006. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2007 and 2006, the Company’s ten largest customers accounted for in the aggregate approximately 42% and 51% of its revenue, respectively. During the nine months ended September 30, 2007 no single customer accounted for 10% or more of revenues. For the nine months ended September 30, 2006, one customer accounted for more than 10% of the revenues. For the nine months ended September 30, 2007 and 2006, 17% and 20%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the nine months ended September 30, 2007 and 2006 the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenue
	Nine Months Ended September 30,
	2007	2006
SAP	76%	72%
PeopleSoft	9%	13%
Oracle	7%	7%
e-Business	6%	5%
Others	3%	3%
Total	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia),Warrenville (Illinois) and Milpitas (California). The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September1998.

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

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006 except as follows:

Income Tax

     Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48, if any, is to be recorded as an adjustment to the opening balance of accumulated earnings (deficit). See “Note 2 to the Consolidated Financial Statements (Unaudited) – Summary of Significant Accounting Policies, Income Tax” for additional detail.

     There was no significant impact on account of the adoption of FIN 48 as of September 30, 2007 and no adjustment had been recorded to the opening balance of accumulated deficit.

Results of Operations – Consolidated

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Nine Months Ended September 30,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	73.8	71.3
Gross profit	26.2	28.7

Selling, general and administrative expenses	24.4	27.4
Depreciation and amortization	1.7	2.0
Total operating expenses	26.1	29.4
Operating profit/(loss)	0.1	(0.7)
Interest income (expense)	(0.5)	(0.4)
Other income	0.7	1.8
Profit before income tax provision (benefit)	0.3	0.6
Income tax provision	0.6	2.1
Net loss	(0.3)%	(1.5)%

     The following discussion compares the consolidated results of operations for the nine months ended September 30, 2007 and 2006.

     Revenue. Total revenue increased by 14.4%, or $13.5 million, from $93.3 million for the nine months ended September 30, 2006 to $106.7 million for the nine months ended September 30, 2007. This increase is due to an increase in US revenues of $6.8 million, an increase in India revenues of $4.8 million, an increase in Europe revenues of $2.7 million partly offset by a decrease in Japan revenues of $0.7 million. The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local ERP markets. The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. Also contributing to the increase in India revenues is the increased demand for Company’s consulting services in the Middle East market. The increase in European revenue results primarily from increased demand for the Company’s consulting services in the local ERP market. The decrease in Japan revenues results primarily from decreased demand for the Company’s consulting services within the local SAP market.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 18.5%, or $12.3 million, from $66.5 million for the nine months ended September 30, 2006 to $78.8 million for the nine months ended September 30, 2007, primarily due to the increase in headcount and related compensation and travel related costs for consultants, the salary increases implemented effective July 2007 and the appreciation of the Rupee against the US dollar. Since the compensation and related costs for our India-based consulting staff, which represents a significant portion of our cost of revenue is incurred in Indian rupees, the local currency, but is reported in US dollars, the appreciation of the rupee results in higher cost of revenues as reported in US dollars. The Company also continues to see its compensation costs and related hiring and retention costs increase due to the enhanced demand for ERP professionals in the US and India. We expect such demand to continue in the future. The Company’s gross profit increased by 4.4%, or $1.2 million, from $26.8 million for the nine months ended September 30, 2006 to $27.9 million for the nine months ended September 30, 2007, primarily due to the increase revenue in the corresponding periods. Gross margin decreased from 28.7% for the nine months ended September 30, 2006 to 26.2% for the nine months ended September 30, 2007, primarily due to the increase in headcount and related compensation and travel related costs for consultants, the salary increases implemented effective July 2007 and the appreciation of the Rupee against the US dollar. The rupee appreciation against the US dollar places downward pressure on our gross margin because the costs associated with our offshore revenue is incurred in Indian rupees while the corresponding revenue is earned in US dollars.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 2%, or $0.5 million, from $25.6 million for the nine months ended September 30, 2006 to $26.1 million for the nine months ended September 30, 2007,but decreased as a percentage of revenue from 27.4% for the nine months ended September 30, 2006 to 24.4% for the nine months ended September 30, 2007 reflecting the largely fixed nature of such costs..

     Income tax provision (benefit). The Company recorded an income tax provision of $0.6 million on a pretax income of $0.3million for the nine months ended September 30, 2007 as opposed to an income tax provision of $1.9 million on pretax income of $0.6 million for the nine months ended September 30, 2006. The decrease in tax expense by $1.3 million from tax provision of $1.9 million for the nine months ended September 30, 2006 to tax provision of $0.6 million for the nine months ended September 30, 2007 is primarily due to change in the transfer pricing methodology which was implemented during the three months ended December 31, 2006 and the favorable judgment with regard to India tax assessments.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Percentage of Revenue
	Three Months Ended September 30,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	70.9	71.4
Gross profit	29.1	28.6

Selling, general and administrative expenses	22.1	24.9
Depreciation and amortization	1.5	2.1
Total operating expenses	23.6	27.0
Operating profit	5.5	1.7
Interest expense	(0.4)	(0.7)
Other income	2.1	1.0
Profit before income tax provision	7.2	2.0
Income tax provision	0.4	2.7
Net Profit/(loss)	6.8%	(0.7)%

     The following discussion compares the consolidated results of operations for the three months ended September 30, 2007 and 2006.

     Revenue. Total revenue increased by 16.8%, or $5.5 million, from $32.5 million for the three months ended September 30, 2006 to $38.0 million for the three months ended September 30, 2007. This increase is due to an increase in US revenues of $2.9 million, an increase in India revenues of $1.5 million, an increase in Europe revenues of $0.9 million and an increase in Japan revenues of $0.2 million. The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local ERP markets. The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increase in Europe and Japan revenues results primarily from increased demand for the Company’s consulting services in the local SAP market.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 16.1%, or $3.7 million, from $23.2 million for the three months ended September 30, 2006, to $26.9 million for the three months ended September 30, 2007, primarily due to the increase in headcount and related compensation and travel related costs for consultants, the salary increases implemented effective July 2007 and the appreciation of the Rupee against the US dollar. Since the compensation and related costs for our India-based consulting staff, which represents a significant portion of our cost of revenue is incurred in Indian rupees, the local currency, but is reported in US dollars, the appreciation of the rupee results in higher cost of revenues as reported in US dollars. The Company also continues to see its compensation costs and related hiring and retention costs increase due to the enhanced demand for ERP professionals in the US and India. We expect such demand to continue in the future. The Company’s gross profit increased by 18.8%, or $1.7 million, from $9.3 million for the three months ended September 30, 2006 to $11.0 million for the three months ended September 30, 2007. Gross margin increased from 28.6% for the three months ended September 30, 2006 to 29.1% for the three months ended September 30, 2007. The increase in gross profit and gross margin is primarily due to the increase in revenues and decrease in travel and related costs which is the result of cost control measures initiated by the Company during the three months ended June 30, 2007; the positive impact of such increased revenue and cost control measures was partially offset by the salary increases implemented effective July 2007 and the appreciation of the Indian rupee against the US dollar. Since the compensation and related costs for our India-based consulting staff, which represents a significant portion of our cost of revenue is incurred in Indian rupees, the local currency, but is reported in US dollars and corresponds to revenue earned in US dollars, the appreciation of the rupee results in increases in our cost of revenues as reported in US dollars and downward pressure on our gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 3.8% or $0.3 million from $8.1 million for the three months ended September 30, 2006 to $8.4 million for the three months ended September 30, 2007,but decreased as a percentage of revenue from 24.9% to 22.1% respectively reflecting the largely fixed nature of such costs.

     Income tax provision (benefit). The Company recorded an income tax provision/expense of $0.2 million on pretax income of $2.8 million for the three months ended September 30, 2007 as opposed to an income tax provision of $0.9 million on pretax income of $0.7 million for the three months ended September 30, 2006.

     The Income tax expense is primarily due to profitable operations of the India subsidiary. The decrease in tax expense by $0.7 million from tax expense of $0.9 million for the three months ended September 30, 2006 to tax expense of $0.2 million for the three months ended September 30, 2007 is primarily due to change in the transfer pricing methodology which was implemented during the three months ended December 31, 2006 and the favorable judgment with regard to India tax assessments.

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

     During the fourth quarter of 2006, the Company’s India subsidiary engaged an accounting firm to evaluate and recommend changes, if any, to its existing transfer pricing methodology. As a result of such transfer pricing study, the Company changed its transfer pricing methodology and adopted a “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to a net margin method in which revenues are allocated on a fixed percentage without regard to cost of services. While the application of the new transfer pricing methodology did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between the Company and its international subsidiaries. Revenues and operating performance reported for the geographic segments for the three and nine months ended September 30, 2007 are as per the new transfer pricing methodology “cost plus fixed margin;” whereas revenue and operating performance reported for the geographic segments for the three and nine months ended September 30, 2006 reflect the net margin method which the Company had previously used.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     The following discussion compares the segment results of operations for the nine months ended September 30, 2007 and 2006.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Nine Months Ended September 30,
	2007		2006
		Percentage of		Percentage of
	Dollars	Total	Dollars	Total
United States	$66,036	61.9%	$59,286	63.6%
India	29,333	27.5	24,540	26.3
Europe	8,672	8.1	6,009	6.4
Japan	2,704	2.5	3,442	3.7
Total	$106,745	100.0%	$93,277	100.0%

     US revenue increased by 11.4%, or $6.8 million, from $59.3 million for the nine months ended September 30, 2006 to $66.0 million for the nine months ended September 30, 2007. The increase is primarily on account of increased demand for the Company’s consulting services in the local ERP markets.

     India revenue increased by 19.5%, or $4.8 million, from $24.5 million for the nine months ended September 30, 2006 to $29.3 million for the nine months ended September 30, 2007. The increase is attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States. The increased demand for Company’s consulting services in the Middle East market also contributed to the increase in India revenues.

     Europe revenue increased by 44.3%, or $2.7 million, from $6.0 million for the nine months ended September 30, 2006 to $8.7 million for the nine months ended September 30, 2007. The increase in European revenue results primarily from increased demand for the Company’s consulting services in the local ERP market.

     Japan revenue decreased by 21.4% or $0.7 million, from $3.4 million for the nine months ended September 30, 2006 to $2.7 million for the nine months ended September 30, 2007. The decrease was due primarily to decreased demand for the Company’s consulting services within the local SAP market.

     Operating Income /(Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Nine Months Ended September 30,
	2007	2006
United States	$(3,469)	$(5,200)
India	2,592	4,882
Europe	708	112
Japan	211	(460)
Total	$42	$(666)

     US operating performance improved by $1.7 million from an operating loss of $5.2 million for the nine months ended September 30, 2006 to an operating loss of $3.5 million for the nine months ended September 30, 2007. The decrease in the operating loss was primarily related to improved resource utilization and reduced general and administrative expenses and the change in transfer pricing methodology implemented during the three months ended December 31, 2006.

     India operating income decreased by $2.3 million from an operating profit of $4.9 million for the nine months ended September 30, 2006 to an operating profit of $2.6 million for the nine months ended September 30, 2007. The decrease in operating profit is primarily related to an increase in consultant compensation costs on account of increased head count and the compensation increase implemented effective July 2007 as well as the change in transfer pricing methodology implemented by the Company during the three months ended December 31, 2006. Also contributing to the decrease in operating performance is the strengthening of Indian Rupee against US Dollar which resulted in higher cost of revenues in India where the costs are incurred in Indian Rupees (Local Currency) and reported in US Dollars (Reporting currency) during consolidation but the corresponding revenue is primarily earned in US dollars.

     Europe operating performance improved by $0.6 million from an operating income of $0.1 million for the nine months ended September 30, 2006 to an operating income of $0.7 million for the nine months ended September 30, 2007. The increase is primarily attributable to improved resource utilization.

     Japan operating performance improved by $0.7 million from an operating loss of $0.5 million for the nine months ended September 30, 2006 to an operating income of $0.2 million for the nine months ended September 30, 2007. The increase is primarily attributable to improved resource utilization and reduced selling, general and administrative expenses.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

     The following discussion compares the segment results of operations for the three months ended September 30, 2007 and 2006.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Three Months Ended September 30,
	2007		2006
		Percentage of		Percentage of
	Dollars	Total	Dollars	Total
United States	$23,589	62.1%	$20,663	63.5%
India	10,126	26.6	8,649	26.6
Europe	3,091	8.1	2,211	6.8
Japan	1,204	3.2	1,007	3.1
Total	$38,010	100.0%	$32,530	100.0%

     US revenue increased by 14.2%, or $2.9 million, from $20.7 million for the three months ended September 30, 2006 to $23.6 million for the three months ended September 30, 2007. The increase is primarily on account of increased demand for the Company’s consulting services in the local ERP markets.

     India revenue increased by 17.1%, or $1.5 million, from $8.6 million for the three months ended September 30, 2006 to $10.1 million for the three months ended September 30, 2007. The increase is attributable primarily to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but most predominantly with the United States.

     Europe revenue increased by 39.8%, or $0.9 million, from $2.2 million for the three months ended September 30, 2006 to $3.1 million for the three months ended September 30, 2007. The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local SAP market.

     Japan revenue increased by 19.5% or $0.2 million, from $1.0 million for the three months ended September 30, 2006 to $1.2 million for the three months ended September 30, 2007. The increase was due primarily to decreased demand for the Company’s consulting services within the local SAP market.

     Operating Income/(Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Three Months Ended September 30,
	2007	2006
United States	$601	$(937)
India	596	1,908
Europe	573	(176)
Japan	337	(250)
Total	$2,107	$545

     US operating performance improved by $1.5 million from an operating loss of $0.9 million for the three months ended September 30, 2006 to an operating income of $0.6 million for the three months ended September 30, 2007. The improvement in the operating performance was primarily related to an improvement in resource utilization, decrease in general and administration expenses and the change in transfer pricing methodology implemented during the three months ended December 31, 2006.

     India operating income decreased by $1.3 million from an operating profit of $1.9 million for the three months ended September 30, 2006 to an operating profit of $0.6 million for the three months ended September 30, 2007. The decrease in operating profit is primarily related to an increase in consultant compensation costs on account of increased head count and compensation increase implemented effective July 2007 as well as the change in transfer pricing methodology implemented during the three months ended December 31, 2006. Also contributing to the decrease in operating performance is the strengthening of Indian Rupee against US Dollar which resulted in higher cost of revenues in India where the costs are incurred in Indian Rupees (Local Currency) and reported in US Dollars (Reporting currency) during consolidation but the corresponding revenue was earned primarily in US dollars.

     Europe operating performance improved $0.7 million from an operating loss of $0.2 million for the three months ended September 30, 2006 to an operating income of $0.6 million for the three months ended September 30, 2007. The increase is primarily attributable to improved resource utilization.

     Japan operating performance improved $0.6 million from an operating loss of $0.3 million for the three months ended September 30, 2006 to an operating income of $0.3 million for the three months ended September 30, 2007. The increase is primarily attributable to improved resource utilization and reduced selling, general and administrative expenses.

Liquidity and Capital Resources

Cash Position and Cash Flows

     The Company had cash and cash equivalents of $7.9 million at September 30, 2007 and $12.3 million at December 31, 2006. The Company had working capital of $17.6 million at September 30, 2007 and $20.1 million at December 31, 2006. The decrease in working capital resulted primarily from an increase in cash used in operating activities. The Company had short-term investments of $2.2 million at December 31, 2006 while there are no short-term investments at September 30, 2007.

     Cash provided by operating activities was $1.0 million for the nine months ended September 30, 2007 as compared with the cash used in operating activities of $0.8 million, for the nine months ended September 30, 2006. The change in cash flow was primarily due to improved operating performance.

     The Company invested $2.3 million and $1.7 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the nine months ended September 30, 2007 and 2006, respectively.

Credit Facility

     On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”) The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%)percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

     The Company was in compliance with the loan agreement related to the credit facility as of September 30, 2007. The Company estimates undrawn availability under the credit facility to be $11 million as of September 30, 2007.

     In order to finance the major part of the purchase price for Novasoft business as discussed in note 12 of Item 1, Intelligroup Europe Ltd (“IGE”) has received a loan of £1,500,000 from Lloyds TSB Bank PLC (“Lloyds TSB”), during the three months ended September 30, 2007. This loan is secured by a stand-by letter of credit from Citibank N. A. (“Citibank”), for which Intelligroup Asia Pvt. Ltd (“IGA”) has placed a hundred and ten percent margin money deposit with Citibank. The loan is payable in three consecutive annual installments of £ 500,000, with interest at the rate of 6.75% per annum. Interest is payable monthly.

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

     The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the three months ended September 30, 2007, the Company entered into a foreign currency Forward contract totaling $4.5 million to sell the U.S. Dollars for Indian Rupees. As of September 30, 2007, $37.5 million of the foreign currency derivative contract remains, which are expected to be settled by May 2010 The details of such derivative contracts are given below:

	Option Contracts	Forward Contracts
Notional amount	$ 35 Million	$ 2.5 Million
Rates	INR 43.45 - 44.96	INR 41.39 - 41.75
Effective Date	5/18/2007	8/16/2007
Maturity Dates	10/26/07 to 05/26/10	10/25/07 to 01/25/08
Fair Value	$ 1.41 Million	$ 0.11 Million

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, because management determined that the following material weaknesses in internal control over financial reporting as disclosed in the Company’s annual report on Form 10-K for the period ended December 31, 2006, have not been remediated.

  The Company did not have sufficient review of the selection and application of US GAAP to significant non-routine and complex matters such as expected term and vesting period calculations in accordance with FAS123R. Also there was inadequate review and application of FAS 52 to the realization of the cumulative translation adjustments resulting from the liquidation of the Swedish subsidiary and inadequate review of the calculation of the fair value of equipment acquired in connection with an outsourcing agreement.

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

Below is the progress made on the above proposed remedial measures to address the material weaknesses identified:

  The Company has engaged an internationally reputed accounting firm as US GAAP advisors on a retainer basis during the three months ended June 30, 2007.

  The Company has determined that hiring an external internationally reputed accounting firm is preferable to hiring an additional in-house US GAAP expert and has discontinued its efforts to hire internally. The Company engaged such external firm provide US GAAP advisory services as needed and is working with the external firm to evaluate and analyze complex transactions from a GAAP reporting perspective. At this point, this consulting relationship is still evolving and the Company is in the process of establishing appropriate controls surrounding its processes for consulting with such external firm and as a result does not believe that this engagement constitutes a material change in its internal control over financial reporting.

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

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

India Tax Assessments

     The Company’s India subsidiary has received tax assessments from the India tax authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003.The combined revised additional tax demands were for 32.1 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of$0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority.

     During the three months ending June 30, 2007, the Company received judgment from Appellate Tribunal with regard to the India tax assessments, for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in Company’s favor to the extent of approximately $0.5 million and the terms of the judgment required the India tax authority to refund the taxes paid under protest for such fiscal periods along with interest. Based on above judgment, the company has recognized the tax benefit of $0.5 million related to the tax exemptions. Please see Note 5 to the Consolidated Financial Statements for additional information on the tax assessments

     The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay. However, in the event the Company is successful, an amount up to approximately $0.3 million could be refunded to the Company.

Shareholder Class Actions

     On or about October 12, 2004, the first of three class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased our securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the three class actions (the “Shareholder Class Action”) and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleges violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding our financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. The Defendants filed a Motion to Dismiss on or about November 30,2005. Thereafter in February 2006, the lead plaintiff filed its second consolidated amended complaint. On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint. On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice. On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint. On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint. No trial date has been scheduled and no discovery has taken place.

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

     We have reported material weaknesses in our internal controls over financial reporting. If we are unable to remediate such material weaknesses, to continue to improve our control environment and to prevent future material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact our ability to: (i) effectively manage the business; (ii) timely record, process, summarize and report financial statements that fairly present, in all material aspects, our financial condition, statements of operations and cash flows; and (iii) comply with applicable law, including the Sarbanes-Oxley Act of 2002. Furthermore, it could result in additional adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline and further disclosures that could be viewed negatively by our stakeholders. In addition, we will be required to comply with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in 2007. If we are unable to maintain effective internal control over financial reporting, complying with Section404 of the Sarbanes-Oxley Act of 2002 may be costly, require a significant portion of our senior management’s time and result in disclosures that could be viewed negatively by the our stakeholders.

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

     Our business and financial condition depends on the health of the general economy, as well as the information technology services industry. Our revenue and profits are driven by demand for our products and services. A lessening demand in either the overall economy or the software sector could lead to a material decrease in our future revenues and earnings. Other factors, that are beyond our control, that can also impact our performance include:(i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends, (iii) the timing, size and stage of projects, (iv) new service introductions by us or our competitors and the timing of new product introductions by our ERP partners, (v) levels of market acceptance for our services, (vi) general economic conditions, and (vii) the hiring of additional staff. We cannot assure you that there will not be a general economic downturn or that such a downturn would not have a material adverse effect on our business and financial condition.

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

     We were previously entitled to a tax holiday for certain revenue earned and expenses incurred by our existing Software Technology Parks of India Unit (“STPI Unit”) of our Hyderabad operations. Such tax holiday expired effective March 31, 2006 and therefore our ax liability for periods subsequent to March 31, 2006 will be greater than it would have been had the tax holiday remained in place. In addition, in July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, Sera Nova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been planned at the time of the spin-off, the spin-off would have been a taxable transaction. SeraNova’s management has represented that such acquisition was not planned at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. Although we and SeraNova are parties to a tax sharing agreement pursuant to which SeraNova agreed to indemnify Intelligroup with respect to any possible tax liability related to the spin-off, SeraNova has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and would be unable to pay the resultant tax liability pursuant to SeraNova’s indemnification obligations under its tax sharing agreement with Intelligroup. If it were determined that the spin-off was taxable, Intelligroup would have to pay the tax liability, which would be material. Please refer to Note 8 to the unaudited consolidated statements of the Company included elsewhere in this report for further information.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction Type and Certain Contracts”, and EITF00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition for Milestone contracts and contracts with multiple deliverables, primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with pronouncements.

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

  actual or anticipated fluctuations in our operating results or future prospects;

  the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

  strategic actions by us or our competitors, such as acquisitions or restructurings;

  new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

  changes in accounting standards, policies, guidance, interpretations or principles;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

     There are no matters to report subject to this Item for the three months ended September 30, 2007.

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 6. Exhibits.

Exhibit No.		Description of Exhibit
2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Company’s Annual Report on Form 10-Kfor the year ended December 31, 2005, filed with the Securities and Exchange Commission on June 30, 2006.)

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1	*	1996 Stock Plan, as amended, of the Company.

10.2	*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement on FormSB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3	*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September26, 1996.)

10.4	*	Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23.

10.5	*	Employee’s Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.6		Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September26, 1996.) See Exhibit 10.8.

10.7		Agreement by and between the Company and Intelligroup Asia Private Limited (“Intelligroup Asia”) relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.8		Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

Exhibit No.	Description of Exhibit
10.9	R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.10	ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997(amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company’s Quarterly Report on Form10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.11	Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.12	Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.13	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

10.14	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.15	Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.16	Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17	Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18	Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19	Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20	Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21	Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company’s Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

10.22	Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

Exhibit No.	Description of Exhibit
10.23*	First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

10.24	mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc.and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.25	Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.26	First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNCBank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.27*	Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28	Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNCBank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.29	Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNCBank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

10.30	Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August12, 2003.)

10.31*	Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

10.32	Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNCBank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.33*	Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

10.34	Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.35*	Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36*	Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company’s Current Report on Form8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

Exhibit No.	Description of Exhibit
10.37	2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, included within Form 14A as filed on April 29, 2004.)

10.38*	Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August23, 2004.)

10.39*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.40	Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004,filed with the Securities and Exchange Commission on October 5, 2004.)

10.41	Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. andPNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.42*	Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

10.43*	Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

10.44	Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March25, 2005.)

10.45*	Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

10.46*	Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

10.47*	Employment Agreement effective July 1, 2005 between the Company and Ranjit Prithviraj. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.48*	Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.49*	Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

Exhibit No.	Description of Exhibit
10.50*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.51	Threeth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. andPNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

10.52*	Second Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.)

10.53	Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.54*	First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

10.55	Second Amended and Restated Revolving Credit Loan and Security Agreement dated May 23, 2006 by and between Intelligroup, Inc.,Empower Inc. and Steel City Capital Funding, a division of PNC Bank, National Association. (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.56	Second Amended and Restated Revolving Secured Note dated May 23, 2006. (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.57*	Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.58*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.59*	Separation Agreement dated July 21, 2006 by and between Intelligroup, Inc. and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2006, filed with the Securities and Exchange Commission on July 21, 2006.)

10.60*	Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.61*	Amendment No. 3 to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati.

10.62	Master Assignment Agreement between Novasoft Information Technology (Europe) Ltd. and Intelligroup Europe Ltd. dated June 8, 2007.

10.63	Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Pvt. Ltd. dated June 8, 2007.

10.64	Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. dated June 8, 2007.

10.65	Sales Commission Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. dated June 8, 2007.

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of2002.

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 6th day of November 2007.

INTELLIGROUP, INC.

Date: November 9, 2007	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer