Form 10-K
period 2007-12-31
INTELLIGROUP INC
filed 2008-03-31
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 0-20943

Intelligroup, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	11-2880025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 Thornall Street, 11th Floor Edison, NJ 08837	(732) 590-1600

(Address of principal executive offices including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the most recent second quarter) was $28,120,869 (based on the closing price as quoted on the Stock Market on that date). For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2008:

Class	Number of Shares
Common Stock, $0.01 par value	42,159,857

TABLE OF CONTENTS

	Item		Page
PART I	1	Business	5
	1A	Risk Factors	17
	1B	Unresolved Staff Comments	24
	2	Properties	25
	3	Legal Proceedings	26
	4	Submission of Matters to a Vote of Security Holders	28
PART II	5	Market for the Registrant’s Common Equity and Related
		Shareholder Matters	29
	6	Selected Financial Data	30
	7	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	33
	7A	Quantitative and Qualitative Disclosure About Market Risk	51
	8	Financial Statements and Supplementary Data	51
	9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	51
	9A	Controls and Procedures	52
PART III	10	Directors and Executive Officers and Corporate Governance	55
	11	Executive Compensation	55
	12	Security Ownership of Certain Beneficial Owners and Management
		and Related Shareholder Matters	55
	13	Certain Relationships and Related Transactions	55
	14	Principal Accounting Fees and Services	55
PART IV	15	Exhibits, Financial Statement Schedules	56
EXHIBIT INDEX			57
SIGNATURES			65
FINANCIAL STATEMENTS			66

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

     PART I

     Item 1. Business.

     General

          Overview

     Intelligroup, Inc. is a vertically led global information technology (“IT”) services organization and a leading provider of consulting, business optimization, and outsourcing solutions. We provide end to end services including advisory, implementation, testing and application management and support services (“AMS”) of Enterprise Resource Planning (ERP) solutions from SAP AG, and Oracle Corporation including PeopleSoft. We also provide e-business solutions using Java and the Microsoft .NET platforms and infrastructure management services. Our customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. Our global delivery model, along with its International Organization for Standardization (“ISO”) and Capability Maturity Model (“CMM”) processes, enables customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions we believe we have earned a reputation for consistently exceeding client expectations.

     We improve clients’ business performance by aligning business with IT. Through our strategic alliances with SAP, Oracle, Microsoft Corporation, and Compuware Corp, we offer our clients comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions and application management services, we enable clients to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

     We believe that the implementation of these solutions makes our clients more competitive. Our ISO 9001:2000-certified and SEI/SW-CMMi Level 5 assessed offshore development center delivers high quality, cost-effective, around the clock rapid development services, for enterprise, e-commerce and mobile commerce applications. Our offshore global support center manages customers' critical applications, systems and infrastructure, keeping the critical applications stable, current and optimized through efficient and cost-effective user, technical and operations support.

     In order to service our customers in an optimal manner, our go-to-market strategy is guided by a regional solution competency and industry vertical focus. The regional spread covers territories within North America, India, Europe and Japan. These regional practices are responsible for managing and building overall client relationships. We have established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .Net platforms. These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. We have created industry vertical practices in Consumer Products, Life Sciences, High tech, Banking Finance Securities and Insurance, Discrete Manufacturing, State and Local Government, and K-12 and Higher Education.

     Unless otherwise indicated or the context otherwise requires, the terms “Company,” “Intelligroup,” “we,” “us,” and “our” refer to Intelligroup , Inc, and its subsidiaries.

          Company History

     We were incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. Our name was changed to Intelligroup, Inc. in July 1992. In March 1994, we acquired Oxford Systems Inc. ("Oxford"). On December 31, 1996, Oxford was merged into Intelligroup and ceased to exist as an independent entity. In October 1996, we consummated our initial public offering of our common stock (“Common Stock”). Our executive offices are located at Edison, New Jersey 08837.

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

     In late 1999, we made the strategic decision to spin-off our Internet services business to our shareholders. Accordingly, on January 1, 2000, we transferred our Internet applications services and management consulting businesses to SeraNova, a wholly-owned subsidiary of our Company on such date.

     On July 5, 2000, we distributed all of the outstanding shares of the common stock of SeraNova then held by us to holders of record of our Common Stock as of the close of business on May 12, 2000 (or to their subsequent transferees) in accordance with the terms of a Distribution Agreement dated as of January 1, 2000 between us and SeraNova.

     In 2000, we began to focus on the management and support of customers' enterprise, e-commerce and m-commerce applications. Additionally, we introduced certain SAP-based proprietary tools that are designed to reduce the time and cost of upgrading and maintaining SAP systems ("Power Up Services(SM)"). In 2001, we developed pre-configured SAP solutions for the pharmaceutical industry ("Pharma Express(SM)") and the engineering and construction industry ("Contractor Express(SM)"). Pharma Express, a solution designed for small-to-medium sized life sciences companies, improves manufacturing efficiencies and helps control the total cost of production. Contractor Express, which has implementation accelerators developed for mid-sized construction/contractor companies, assists in improving operational efficiency and controlling project schedules.

     On April 2, 2003, we consummated the sale, effective as of March 1, 2003, of our Asia-Pacific group of subsidiary companies (the “Sale”), operating in Australia, New Zealand, Singapore and Hong Kong (together, the “Former Subsidiaries”), to Soltius Global Solutions PTE Ltd, a Singapore corporation (“Soltius”). As consideration, we received a 5% minority shareholding in Soltius and a $650,000 note to be paid by Soltius to us over a period of 12 months. We received the required payments by January 2005.

     In 2004, we completed a $15 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P. (“SAIF”), an affiliate of SOFTBANK Corporation, acquired approximately 33.5% of our outstanding Common Stock, and Venture Tech Assets Pvt. Ltd. (“Venture Tech”) acquired approximately 16.8% of our outstanding Common Stock (“Private Placement Transaction”). In connection with the Private Placement Transaction, SAIF and Venture Tech designated five of nine directors to our Board of Directors.

     On March 31, 2006, we completed a $10 million private placement transaction whereby SAIF acquired an additional 3,333,333 shares of our common stock and Venture Tech acquired an additional 3,333,334 shares of our common stock, at a share price of $1.50 (the “2006 Private Placement”). The 2006 Private Placement was approved by a special committee of the disinterested members of our Board of Directors and generated $9.8 million of proceeds to us, net of transaction expenses. Following the 2006 Private Placement, SAIF and Venture Tech own about 36% and 26% of our common stock, respectively.

     On October 1, 2007, our subsidiaries Intelligroup Europe Ltd (“IGE”) and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of three million one hundred thousand dollars ($3,100,000) ("Novasoft Acquisition"). The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books starting October 1, 2007.

     The following is a description of our business, including, among other things, our services, markets and competitors. Financial information regarding geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

     Intelligroup Services

     Our services address the implementation, upgrade, and application management needs of our customers. Our proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations and upgrades, and by lowering ongoing support and maintenance costs for ERP and extended ERP applications.

     Historically, our services have ranged from providing customers with staff augmentation services to projects where we assume full project management responsibilities. We provide these services to our customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, we began to focus on providing AMS services for our customers' ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. Our focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

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

  Significantly reduce clients’ development time and costs;

  Deliver superior-quality enhancements on schedule;

  Ensure reliable service levels;

  Accommodate requirement changes and manage risks;

  Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

  Meet the peaks and valleys of resource requirements.

     Customers partner with Intelligroup in order to implement extend and support existing applications; or establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the client and cope with the resource requirement fluctuations. Such CoE's are setup to provide clients a dedicated pool of resources that are available to provide a wide range of services to the client.

     Intelligroup has partnerships with SAP, Oracle (including PeopleSoft), Microsoft, and Compuware. We believe that such partnerships will continue to result in enhanced industry recognition and market opportunities.

     In 1995, we achieved the status of a "SAP National Implementation Partner." In 1997, we enhanced our partnership status with SAP, by first achieving "National Logo Partner" status and then "Accelerated SAP Partner" status. In July 1997, we were awarded "PeopleSoft Implementation Partnership" status. In June 1998, we expanded our Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, we achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, Intelligroup’s pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes (“cGMP”) and validation standards) was certified by SAP America. In 2002, we were awarded the SAP Services Partner Award of Excellence. In 2004 our Japan Subsidiary was awarded the SAP Award of Excellence – Upgrade Business Award. In 2005, we became SAP Powered by Net weaver Partner and in 2006, we became a member of the SAP Enterprise Services Community. In 2006, we also became Reseller and Implementation partners of HP-Mercury and Compuware Testing products.

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

     Additionally, we have introduced certain SAP-based proprietary tools and services, that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through these services, we help to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP support packages. We combine the assessment capabilities of our proprietary Uptimizer(SM)Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables our customers to analyze and test the impact of a support package on their own SAP production environment before the support package is actually applied. In addition, HotPac Analyzer enables our customers to validate the overall impact that a support package can have and isolate and identify the business transactions that require thorough testing.

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

     The offshore centers are structured along the following lines –

Delivery Centers – which are development and support centers, dedicated to certain strategic customers, that provide multi-platform, multi-service, integrated and complete solutions to such strategic customers.

Competencies groups – which are responsible for building process oriented consulting excellence in SAP, Oracle suit of products, Microsoft, e-Business and Testing around ERP environments to customers. The competencies are focused on building capabilities around various skills including Implementations, Rollouts, Upgrades, AMS and development.

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

     We leverage our offshore centers, in coordination with consultants located at customer sites, to deliver rapid, around the clock services which provide customers with savings in application deployment costs and expedited project completion. We are able to deliver high value services at competitive prices due to: (i) the high level of expertise and experience of consultants; (ii) the rigorous application of our proprietary project methodologies, tools and project management disciplines; and (iii) the cost structures associated with our offshore centers.

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

      Application Management Services

     Our AMS services provide the resources, processes and tools needed for quality-driven user, technical and operations support. We use a well-defined set of assessment, transition and long-term processes to deliver customized, affordable and highly responsive support.

     Our AMS services include service offerings for Application Management, Application Development and Application Integration

     Companies around the world entrust us to manage their complex ERP and eCommerce environment and infrastructure and to keep them stable and optimized, and aligned with new business processes. We deliver:

  Significant reduction in support costs;

  Predictable costs for easier budgeting;

  24x7, on-demand access to skilled functional and technical professionals through its offshore centers located in India;

  Assured service levels and flexible, individualized support programs;

  Dedicated teams that are on-site, offshore or a combination of on-site and offshore, depending on client requirements; and

  Improved reliability, availability and performance of the infrastructure, database, operations, applications and interfaces.

     We believe our key to our ability to deliver AMS services is our offshore centers located in India, which help to provide responsive global support to customers through delivery teams that work around-the-clock. Intelligroup is able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of support professionals; and (ii) the cost structures associated with the offshore centers.

     We provide Application Management Services directly to end-user organizations. Our customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other global locations. They include General Electric, Hitachi, Owens Corning, Armstrong World Industries, Bristol-Myers Squibb, Power One, 2Wire, Joy Mining Machinery and Pearsons Technology Center.

     Testing Services

     We focus on providing ERP Test Automation services. We provide test strategy and provide functional, regression, and performance testing. We are building scripts that automate SAP and Oracle applications testing.

     Trademarks and Service Marks

     "Intelligroup," the Intelligroup logo and "Creating the Intelligent Enterprise" are all trademarks of the Company.

     "Power Up Services", "Uptimizer", "HotPac Analyzer", "Pharma Express", "Contractor Express", "4Sight", "4Sight Plus", "EZ Path", "Implementation Assistant", "myADVISOR" and "ASPPlus" are service marks.

     "Empower Solutions" is a service mark of Empower Solutions, a subsidiary of Intelligroup.

     All other trade names, trademarks or service marks referenced herein are the property of their respective owners and are not our property.

     Sales and Marketing

     We historically generate new sales leads from (i) referrals from existing customers and former Intelligroup employees, (ii) introductions to potential customers by our alliance partners, which often need to recommend qualified systems integrators to implement or enhance their software products, (iii) marketing campaigns and (iv) internal sales efforts. In addition, we have been introduced to customers by large consulting firms who need point services such as offshore capability or our expertise and ability to deliver complex projects.

     We have a focused approach towards sales and marketing efforts. Our sales efforts are primarily regional and driven by onsite Business Development Managers (“BDMs”) who are supported by Client Service Executives (“CSE”) who serve as leaders in multiple engagements and have both sales and delivery responsibilities. BDMs are responsible for building the sales funnel and closing sales with new and existing customers. We continually evaluate the size of direct sales force in comparison to market conditions and shall expand our direct sales force where market conditions warrant.

     CSE’s are responsible for all aspects of the customer relationship, with a focus on service delivery and customer satisfaction. CSE’s focus on a set of customers and ensure that we are delivering as per the commitment. In addition to their responsibilities for generating new revenue opportunities and expanding revenue within existing clients, typically we bill our clients for CSE’s services. The CSEs also serve in a quality assurance function and oversee all services delivered to the client to ensure projects are delivered on-time and within budget.

     We have established a Business Development Center (“BDC”) in our facilities in Hyderabad, India. The primary objective of the BDC is to: (i) generate qualified leads for our local BDMs to pursue with existing and prospective clients; and, (ii) support the proposal efforts of our local BDMs by providing strategic research and proposal writing capabilities. We intend to continue to expand the BDC in proportion to our local BDMs sales presence.

     The primary objective of our Marketing and Alliances function is branding and lead generation. We intend to continue to market to potential customers with demonstrated needs for our expertise in ERP, Testing, and e-business solutions. We have exhibited at trade events associated with our primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group and the PeopleSoft Users Group and industry analyst shows such as Gartner IT Expo. We intend to continue participation in such industry-recognized programs and trade shows.

     In regard to Alliances, we have strengthened our Alliance with SAP by becoming an Enterprise Services Partner, a Duet Partner, and an SAP xApps Certified Partner. We have become a Certified Advantage Partner of Oracle, and are doing joint campaigns with them. Our Microsoft Partnership has grown, and we are now part of their Offshore Advisory Partner Council. We have also built relationships with HP-Mercury and Compuware for their testing suite of products. We have become a Gold Certified Partner of HP in the US and a Silver partner of HP in the UK.

     Most importantly, however, we believe that satisfying customer expectations within budgets and time schedules is critical to gaining repeat business and obtaining new business from referrals. We believe that we have consistently met customer expectations with respect to budgets and time schedules.

     Our services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, we endeavor to quickly understand the potential customer's business needs and objectives in order to develop the appropriate solution and bid accordingly. Our CSEs and project managers are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time we initially meet with a prospective customer until the customer decides whether to authorize commencement of an engagement.

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

     The majority of customers who implement ERP solutions are Fortune 500 companies. We believe that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market clients and toward mid-market clients. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. We believe that opportunity exists to sell both professional consulting services and application management services to mid-market clients. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which we believe we can provide through a combination of innovative tools and templates, which expedite delivery and use of our offshore services, thereby reducing costs.

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

     Customers

     We provide our services directly to many Fortune 500 companies, as well as small to medium sized enterprises, and, to a lesser extent, as a member of consulting teams assembled by other information technology consultants, such as the consulting practices of the former "Big Five" accounting firms. During the years ended December 31, 2006 and 2005, we had one customer, the various business groups of General Electric, which accounted for at least 10% of our revenue.

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

     Many of our engagements involve projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a customer's expectations in the performance of our services could result in a material adverse change to the customer's operations giving rise to claims against us for damages or causing damage to our reputation, adversely affecting our business, financial condition and results of operations. In addition, certain of our agreements with our customers require us to indemnify the customer for damages arising from services provided to, or on behalf of, such customer. Under certain of our customer contracts, we warrant that we will repair errors or defects in deliverables without additional charge to the customer. We have not experienced, to date, any material claims against such warranties. We have purchased and maintain errors and omissions insurance to insure us for damages and expenses incurred in connection with alleged negligent acts, errors or omissions.

     Competition

     The markets for our services are highly competitive. We believe that our principal competitors include the internal information systems groups of our prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of Intelligroup):

  Consulting and software integration firms: including, IBM Global Services, Electronic Data Systems, Computer Sciences Corporation, Cap Gemini, Accenture, BearingPoint Deloitte Consulting, IDS Scheer, SAP Professional Services, Oracle Consulting, Hitachi, Atos Origin and Rapidigm;

  Software applications vendors: including, SAP, and Oracle including PeopleSoft; and

  Application management services firms: including, Covansys, Wipro Technologies, Infosys Technologies Limited, Satyam Computer Services Ltd, HCL Technologies Ltd., Cognizant Technology Solutions, Patni Computer Systems and Tata Consultancy Services.

     Many of our competitors have longer operating histories, possess greater industry and name recognition and/or have significantly greater financial, technical and marketing resources than we have. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of services that are competitive with our services and the extent of our competitors' responsiveness to customer needs.

     We believe that we compete based on our expertise across the full life cycle of our clients' ERP solutions. This expertise includes strategic IT consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application integration and application management and support related to those solutions. There can be no assurance that we will be able to continue to compete successfully with existing and new competitors.

     Employees

     As of December 31, 2007, we employed 2,293 full-time employees, of whom 1,923 were engaged as consultants or as software developers, 119 were engaged in sales and marketing, and 200 were engaged in delivery management, finance and administration and 51 were employed as trainees. Of the total number of employees, 462 were based in the United States, 33 were based in Japan, 62 were based in Europe and 1,736 were based in India. In addition, we engaged 136 independent contractors to perform information technology services as of December 31, 2007.

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

     Available Information

     Our website is www.intelligroup.com. We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish such information to, the Securities and Exchange Commission.

     Item 1A. Risk Factors

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our intention to shift more of our focus towards the management and support of customers' enterprise, e-commerce and m-commerce applications. Our business, operations and financial conditions are subject to various risks. Our material risks that are currently known to management are described. This section may not describe all risks associated with us, our industry or business. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements.

     If we are unable to generate new sales and maintain our profitability, our business and financial condition and results of operations may be adversely impacted.
     Our ability to maintain profitability in future periods will depend in large part on our ability to generate new sales, particularly annuity-based engagements, to maintain our rate of employee utilization, and to manage selling, general and administrative expenses in proportion to our top line. We cannot assure you that we will be able continue to generate profits or that a failure to do so would not have a material adverse effect on our financial condition and results of operations.

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

     If we are unable to attract and retain a sufficient number of highly skilled employees our profitability may adversely affected.
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
     The market for technical personnel in India, which represents our primary recruiting market for our technical personnel, is extremely competitive resulting in increased compensation costs. We cannot assure you that we will be able to effectively compete for technical personnel in India or that a failure to compete would not have a material adverse effect on our financial condition and results of operations.

     A substantial portion of our operations are located in India and we are subject to regulatory, economic and political uncertainties in India.
     We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2007, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.
     Operating in India involves certain regional geopolitical risks that are different than operating in the US, including history of civil unrest, terrorism and substantial economic regulation by the Indian Government. Such geopolitical risks may cause disruptions to our operations or may cause our customers to decline to contract with us for offshore services.

     Our performance could be materially adversely affected by a general economic downturn or lessening demand in the information technology services industry.
     Our business and financial condition depends on the health of the general economy, as well as the demand for information technology services. Our revenue and profits are driven by demand for our services. A lessening demand in either the overall economy or the software sector could lead to a material decrease in our future revenues and earnings. Other factors, that are beyond our control, that can also impact our performance include: (i) patterns of software and hardware capital spending by customers, (ii) information technology outsourcing trends, (iii) the timing, size and stage of projects, (iv) new service introductions by us or our competitors and the timing of new product introductions by our ERP partners, (v) levels of market acceptance for our services, (vi) general economic conditions, and (vii) the hiring of additional staff. We cannot assure you that there will not be a general economic downturn or that such a downturn would not have a material adverse effect on our business and financial condition.

     If we are unable to maintain access to external funding, we may be unable to continue our ongoing business or fund future growth.
     In addition to cash generated by on-going operations, we rely on access to external sources of funding and our ability to timely collect cash from our customers to manage our business. Our existing credit facility, which represents our sole source of external funding, expires in May 2008. Our ability to continue its ongoing business operations and fund future growth depends on our ability to secure a new credit facility and to maintain compliance with the financial and other covenants in such credit facility or to secure alternate sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to us.

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

     Ability to Maintain Effective Internal Controls.
     We have previously experienced material weaknesses in our internal control over financial reporting. If we are unable to continue to maintain an effective control environment and to prevent material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact our ability: (i) to effectively manage our business; (ii) to timely record, process, summarize and report financial statements that fairly present, in all material aspects, our financial condition, statements of operations and cash flows; and (iii) to comply with applicable law, including Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). In addition beginning with our 2008 annual report, our independent public registered accounting firm will be required to provide an attestation of our assessment of our internal control over financial reporting pursuant to Section 404.

     If we are unable to maintain effective internal control over financial reporting, such inability may adversely affect our financial condition and results of operations as well as our ability to comply with Section 404.

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
     Uncertainty relating to worldwide currency exchange rates, particularly in regard to the Indian rupee, the Euro, British Pound, Danish Kroner and Japanese Yen, and the fluctuations in such exchange rates may impact our quarterly and/or annual financial results. We cannot assure you that such a fluctuation in currency would not have a material adverse effect on our financial condition and results of operations.

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

     Liability claims for damages caused by disclosure of confidential information or system failures could have a material adverse effect on our business.

     Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s ERP system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

     In addition, we often have access to confidential client and customer data. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

     Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

     System failure or disruptions in telecommunications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.
     To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main offices in India and globally and the offices of our customers worldwide. Although we maintain back-up facilities, any systems failure could disrupt the services we provide to our customers and could result in lost customers and curtailed operations which would reduce our revenue and profitability.

     Our growth may be hindered by immigration restrictions.
     The vast majority of our IT professionals in the United States are Indian nationals. The ability of Indian nationals to work in the United States depends on their ability and our ability to obtain the necessary visas.

     The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available.

     Compliance with existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

     Immigration laws and regulations are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration laws and regulation can be significantly affected by political forces and levels of economic activity. Our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

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

     We may be subject to increased tax liabilities, including if the spin-off of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million as at December 31, 2007.

     In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to the us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 10 to the financial statements for the year ended December 31, 2007.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with pronouncements.

     The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, if any, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

     Some of our clients may experience unique economic conditions that are specific to their particular industry which could adversely affect the results of our operations.

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

     Our major shareholders collectively own approximately 62% of our common stock on a consolidated basis as of the date of this report and control our board of directors. So long as our majority shareholders continue to own a majority to controlling interest of our common stock and control our board of directors, circumstances may occur in which the major shareholders (or other major investors) may have an interest in pursuing acquisitions, divestitures or other transactions, including among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in us or another company in which they invest. These transactions might invoke risks to our other holders of common stock or adversely affect us or other investors.

     As a result of these factors and others, our actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

      Item 1B. Unresolved Staff Comments.

      Not applicable.

      Item 2. Properties.

      As of December 31, 2007, we own no real property and currently lease or sublease all of our office space. Within the United States, as of December 31, 2007, we lease office space in Edison, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Naperville, IL, and Milpitas, CA, for certain other sales and operations personnel. We also lease office space in Denmark, India, Japan and the United Kingdom. We believe that such facilities are adequate for our present needs. The following table summarizes our leased office space as of December 31, 2007:

	Area		Lease
Location	in Sq. Ft.	Use	Expiration
Edison, NJ (A)	48,476	Corporate Headquarters	9/9/2008
		Consulting Services - focus on SAP, Peoplesoft
		commercial, Oracle and E-Business markets in
		the US. Selling, general and administrative
		functions in the US

Atlanta, GA	2,533	Consulting Services - focus on SAP and Peoplesoft	3/1/2011
		public sector market in the US; Limited selling,
		general and administrative functions in the US

Naperville, IL	2502	Limited selling and marketing functions in the US	2/28/2013

Milpitas, CA	2197	Limited selling and marketing functions in the US	5/31/2009

Odense, Denmark	5,005	Consulting Services - focus on SAP market in	7/31/2009
		Denmark; Selling, general and administrative
		functions in Denmark

Hyderabad, India	18,359	IT development and support services	12/31/2010

Hyderabad, India	15,401	IT development and support services	10/31/2009

Hyderabad, India	10,727	IT development and support services	4/30/2010

Hyderabad, India	56,600	IT development and support services and	7/31/2010
		administrative and general functions

Bangalore, India	23,645	IT development and support services	4/14/2012

Tokyo, Japan	2,826	Consulting Services - focus on SAP market in	8/31/2009
		Japan; Selling, general and administrative functions
		in Japan

Milton Keynes, UK	2,800	Consulting Services - focus on Peoplesoft and	2/2/2011
		SAP market in the UK; Selling, general and
		administrative functions in the UK

(A) Approximately 22,768 square feet of this space has been subleased to an unrelated third party through 8/26/2008.

     Item 3. Legal Proceedings

     India Tax Assessments

     Our India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. As of December 31, 2007 the combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.4 million Indian rupees (or approximately $34,000) and 0.7 million Indian rupees (or approximately $16,000), respectively. Against the total additional tax demand of $0.8 million, we have made payments of approximately $0.8 million under protest to the India tax authority.

     During the twelve month period ending on December 31, 2007 the Company received judgment from the Appellate Tribunal in India with regard to the Indian Tax assessments, for the fiscal year ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of 0.5 million. The terms of the judgment required the Indian tax authorities to refund the taxes paid under protest for such fiscal years along with the interest. Based on the above judgment, the Company recognized the tax benefit of 0.5 million in relation to the tax exemptions. Further to this the Company has also recognized $0.2 million for interest receivable on the taxes paid under protest. The India tax authorities have the right to appeal in the court of law against such judgment issued by the Appellate Tribunal. To the Company’s knowledge no appeal has been filed.

     We are currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event our appeal is not successful, there will not be any additional future cash outlay. However, in the event we are successful, an amount up to approximately $0.2 million could be refunded to us.

     There is no other pending litigation to which we are a party or to which any of its property is subject which would have a material impact on our consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation. However we cannot predict with certainty the outcome of any litigation or the potential for future litigation and any matters adversely affect our financial condition and business.

     Shareholder Class Actions

     On or about October 12, 2004, the first of six class action lawsuits was filed, purportedly on behalf of plaintiffs who purchased our securities, against the Company and former officers Arjun Valluri, Nicholas Visco, Edward Carr and David Distel (“Defendants”) in the United States District Court, District of New Jersey (“District of New Jersey”). In August 2005, the District of New Jersey consolidated the six class actions (the “Shareholder Class Action”) and appointed a lead plaintiff. Plaintiffs subsequently dropped Mr. Distel and Mr. Carr from the Shareholder Class Action, failing to name either of them as a defendant in the amended consolidated complaint filed on or about October 10, 2005. The Shareholder Class Action generally alleged violations of federal securities laws, including allegations that the Defendants made materially false and misleading statements regarding our financial condition and that the Defendants materially overstated financial results by engaging in improper accounting practices. The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally sought relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees.

The Defendants filed a Motion to Dismiss on or about November 30, 2005. Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint. On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint. On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice. On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint. On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint. On or about November 13, 2007, the District of New Jersey dismissed with prejudice plaintiff’s third amended consolidated complaint against the Company and certain former officers in the Shareholder Class Action. Plaintiffs did not appeal the District of New Jersey's decision thereby ending the Shareholder Class Action.

     Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

     PART II

     Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

     Our Common Stock is currently being quoted under the symbol “ITIG.pk” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC.

     The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the Pink Sheets. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	$1.66	$1.37
June 30, 2006	$2.08	$1.46
September 30, 2006	$1.79	$1.17
December 31, 2006	$1.47	$1.21

March 30, 2007	$1.35	$1.35
June 29, 2007	$1.90	$1.70
September 28, 2007	$2.20	$2.19
December 31, 2007	$2.40	$2.15

     As of February 28, 2008, the approximate number of holders of record of the Common Stock was 69 and the approximate number of beneficial holders of the Common Stock was 2,701.

     We have never declared or paid any dividends on its capital stock. We intend to retain any earnings to fund future growth and the operation of our business, and, therefore, do not anticipate paying any cash dividends in the foreseeable future, and we are prohibited from paying dividends under the terms of our revolving credit loan agreement.

     The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2007.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options	outstanding options	equity compensation plans
2004 Equity Incentive Award Plan	2,819,800	$1.68	1,404,459
1996 Stock Option Plan	410,901	$4.65	--
1996 Non-Employee Director Stock Option Plan	-	-	110,000
Equity compensation plans not approved by security holders	40,000	$2.06	65,000
Total	3,270,701	$2.05	1,579,459

     Item 6. Selected Financial Data.

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

     The consolidated statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The selected financial data as of December 31, 2004 and 2003, and for the years ended December 31, 2004 and 2003, have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or “SEC”. Our historical results are not necessarily indicative of the operating results to be realized in the future.

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

     On October 1, 2007 Intelligroup Europe Limited a wholly owned subsidiary of Intelligroup Inc., acquired customer contracts, fixed assets and employees from Novasoft Information Technology Corporation for a cash consideration of $3.1 million. The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books beginning October 1, 2007.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,419	$12,277	$5,305	$6,239	$1,872
Working capital	17,993	20,448	11,302	19,991	4,146
Total assets	65,462	54,543	42,998	47,975	41,126
Line of credit borrowings and current portion of
obligations under capital leases	6,566	5,442	3,684	2,778	8,817
Long-term debt and obligations under capital
leases, net of current portion	375	552	350	45	256

Shareholders' equity	33,384	26,394	17,890	24,647	9,053

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$145,066	$125,309	$125,326	$128,903	$117,142
Cost of revenue	105,351	91,104	92,304	91,818	83,387
Gross profit	39,715	34,205	33,022	37,085	33,755

Selling, general and administrative expenses	34,055	35,031	37,705	34,741	29,036
Depreciation and amortization	2,472	2,474	2,260	2,475	2,661
Total operating expenses	36,527	37,505	39,965	37,216	31,697

Operating income (loss)	3,188	(3,300)	(6,943)	(131)	2,058

Interest income	133	27	147	36	83
Interest expense	(792)	(597)	(318)	(472)	(453)
Other income (expense), net	1,155	1,300	283	59	(907)

Income (loss) before provision for
(benefit of) income taxes	3,684	(2,570)	(6,831)	(508)	781
Provision for (benefit of) income taxes	720	1,137	(240)	358	186
Net Income / (Loss)	2,964	(3,707)	(6,591)	(866)	595

Basic Net Income / (loss) per share	$0.07	$(0.09)	$(0.19)	$(0.04)	$(0.06)
Diluted Net Income / (loss) per share	$0.07	$(0.09)	$(0.19)	$(0.04)	$(0.06)

Weighted average number of common shares
Outstanding - basic	42,026	40,179	35,103	22,790	16,697
Outstanding - diluted	42,115	40,179	35,103	22,790	16,697

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

     Key Factors in Evaluating the Company’s Financial Performance

          Revenue

     The majority of our revenue is derived from professional services rendered to customers. Revenue is typically recognized as services are performed. Our services range from providing customers with a single consultant to multi-personnel full-scale projects. Although we have contracts with many of our customers to provide our services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our customers will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services either directly to end-user organizations, or as a member of a consulting team assembled by another IT consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by us on the customers' behalf.

          Fixed Price Projects

     We have provided services on certain projects in which we, at the request of the clients, offer a fixed price for our services. For the years ended December 31, 2007, 2006 and 2005, revenue derived from projects under fixed price contracts represented approximately 39%, 39% and 43%, respectively, of the Company’s total revenue. No single fixed price project was material to our business during 2007, 2006 or 2005. We believe that, as we pursue our strategy of providing application management services to customers, we will continue to offer fixed price projects. We believe that there are certain risks related to fixed price arrangements and thus we price such arrangements to reflect the associated risk. There can be no assurance that we will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on our business, financial condition and results of operations.

          Customer Concentration

     We have derived and believe that we will continue to derive a significant portion of our revenue from a limited number of customers and projects. For the years ended December 31, 2007, 2006 and 2005, our ten largest customers accounted for in the aggregate approximately 41%, 49% and 49% of our revenue, respectively. During 2007, no single customer accounted for 10% or more of revenues. During 2006 and 2005, one customer, various businesses of the General Electric Company, accounted for more than 10% of revenue. As of December 31, 2007 and 2006, one customer accounted for 15% and 16%, respectively, of accounts receivable. For the years ended December 31, 2007, 2006 and 2005, 18%, 21% and 12%, respectively, of our revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage us in the future at current or lower levels of retention.

          Software Partners

     For the years ended December 31, 2007, 2006 and 2005, we derived the following percentages of total revenue from projects in which we implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft, Oracle and other e-Business application providers:

	Percentage of Revenue
	Year Ended December 31,
	2007	2006	2005
SAP	76%	72%	70%
PeopleSoft	8%	13%	21%
Oracle	7%	7%	3%
e-Business	6%	5%	5%
Others	3%	3%	1%
Total	100%	100%	100%

          Markets

     We currently serve the United States market with our headquarters in Edison (New Jersey), and branch offices in Atlanta (Georgia), Naperville (Illinois), and Milpitas (California). We also maintain local offices in other geographic areas to serve the markets in India, the United Kingdom, Denmark and Japan.

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

     We also derive a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. We consider the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the percentage of completion (POC) method as the percentage of completion method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may have to be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

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

     Unbilled services at December 31, 2007 and 2006 represent services provided through December 31, 2007 and 2006, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be collected in the following year.

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

     Recoverability of Long-lived Assets

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, we recorded approximately $23.2 million of valuation allowance against gross deferred tax assets of $24.2 million through December 31, 2007. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had we not recorded this allowance, we would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $23.2 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Effective January, 1 2007, the Company adopted provisions of “FIN 48” “Accounting for Uncertainty” in Income Taxes- an Interpretation of FASB Statement No- 109”. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the statement of Financial Accounting Standard No-109. “Accounting for Income Taxes” (SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

     The adoption of FIN 48 had no significant impact on the Company’s results of operations or and the Company’s financials position as of and for the twelve month period ended December 31, 2007 and no adjustment has been recorded to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefit as of the date of the adoption was $0.8 million and the total amount of gross unrecognized tax benefits was $0.2 million as of December 31, 2007. Any recognition of these tax benefits in future would impact the Company’s effective tax rate.

     Under U.S. tax law, the utilization of the deferred tax asset related to Net Operating Losses (“NOL”) carried forward is subject to an annual limitation if there is a more than 50 percentage point change in shareholder ownership. We incurred such a change in ownership as defined under Internal Revenue Code (“IRC”) Section 382 for U.S. federal income tax purposes in September 2004. As a result, we are subject to limitations on future usage of our previously incurred tax attributes and wrote down our NOL carry-forward in 2004. This limitation and related write-down of the NOL did not have an income statement impact in 2004 as we had previously established a full valuation allowance against the net deferred tax balances, which was subsequently removed in conjunction with the write-down.

     Derivative Instruments

     During 2007, we entered into a foreign currency forward contract and European Option Contracts to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances at our Indian subsidiary. The foreign currency forward contract and European options are marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income (loss).

     Share-Based Compensation Plans

     We have share-based compensation plans that reserve common shares for issuance to key employees and directors. Prior to January 1, 2006, we accounted for such share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of common stock on the date of grant. In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to January 1, 2006, as if we had applied the fair value-based method in measuring compensation expense for share-based compensation plans.

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

     The compensation cost that has been charged against income for share-based compensation plans was $1.1 million for the year ended December 31, 2007. Due to our net operating losses carried forward we did not recognize income tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2007. We received approximately $292,000 and $245,000 from option exercises under share-based compensation plans for the years ended December 31, 2007 and 2006, respectively.

     As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to stock options. Those costs are expected to be recognized during the next four years.

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

  Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where we do not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2006 and 2007.

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

      Additionally, we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. However, because a majority of the outstanding options are quarterly vesting, forfeiture assumptions are not material. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

     There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and although varying option models are expected to yield similar results, may materially affect the fair value estimate of share-based payments.

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

     Principles of Consolidation and Use of Estimates

     The consolidated financial statements included in Item 15 include our accounts and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     Results of Operations - Consolidated

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue
	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.6	72.7	73.6
Gross profit	27.4	27.3	26.4
Selling, general and administrative expenses	23.4	28.0	30.1
Depreciation and amortization expense	1.7	2.0	1.8
Total operating expenses	25.1	30.0	31.9
Operating Income / (loss)	2.3	(2.7)	(5.5)
Interest income	0.1	-	0.1
Interest expense	(0.7)	(0.4)	(0.2)
Other income (expense), net	0.8	1.0	0.2
Income / (Loss) before income taxes	2.5	(2.1)	(5.4)
Income tax provision (benefit)	0.5	0.9	(0.2)
Net Income / (loss)	2.0%	(3.0)%	(5.2)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     The following discussion compares the consolidated results of operations for the year ended December 31, 2007 to the year ended December 31, 2006.

     Revenue. Total revenue has increased to $145.1 million in 2007 from $125.3 million in 2006, which was attributable to an increase in revenue generated in the United States (an increase of $6.7 million), India (an increase of $9.1 million), Europe (an increase of $4 million), and Japan (a decrease of $0.1 million). In 2007, the net change includes an increase in SAP revenues of around $21 million, e-biz business revenues of around $1.7 million and an increase in infrastructure management services of $2 million, offset by a decrease in revenue in our PeopleSoft business of $4.9 million. This decrease in PeopleSoft revenue from $16.2 million for 2006 to $11.3 million for 2007 is attributable to the completion of several major projects during 2006 coupled with the absence of new projects to replace this revenue.

     Cost of revenue and gross profit. Our cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants, as well as travel costs. Our cost of revenue has increased by 16%, or $14.3 million, from $91.1 million in 2006, to $105.4 million in 2007. Our gross profit increased by 16.1% or $5.5 million, from $34.2 million in 2006, to $39.7 million in 2007. As a percentage of revenue, the gross margin increased marginally from 27.3% in 2006 to 27.4% in 2007.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefit costs for sales and general administrative personnel, occupancy costs, compensation costs, travel and entertainment, professional fees and other general expenses. Selling, general and administrative expenses decreased by 2.9% or $1.0 million, to $34.1 million in 2007, from $35.0 million in 2006, and decreased as a percentage of revenue to 23.4% from 28.0%, respectively. The decrease in selling, general and administrative expenses was related primarily to various cost control measures undertaken by the management on general and administrative expenses like reduction in onsite head count, travel related expenses, etc., and reversal of legal fees associated with the shareholder class action law suits. The general and administrative expenses were higher in 2006 also due to a significant bad debt reserve made against an outstanding receivable related to one customer.

     Other Income (expense). Other income (expense), results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments, and other items. For the year ended December 31, 2007, we recorded transaction gains of approximately $0.5 million, primarily the result of the hedging gains, compared with transaction losses of $0.4 million for the year ended December 31, 2006, primarily the result of the write-down of cumulative translation adjustments related to discontinued operations in Sweden. Additionally, we had sublease income, dividend income and other adjustments items of approximately $0.6 million for the year ended December 31, 2007, compared with $1 million for the year ended December 31, 2006, and other out of court settlements for approximately $0.6 million for the year ended December 31, 2006

     Income tax provision. We had pretax income of $3.7 million in 2007 and losses of $2.6 million in 2006, on which we recorded a provision for income taxes of $0.7 million in 2007 compared to $1.1 million in 2006. Please refer to note 15 to consolidated financial statements for details of income by jurisdiction and the resultant impact on tax expense recorded. The provision for income taxes in 2007 is reduced due to the tax benefit of $0.7 million recorded on account of favorable decisions by the Income tax Appellate Tribunal in India. Our net deferred tax assets as of December 31, 2007 related to our Indian operations. Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian operations’ deferred tax assets of $1.0 million will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2007.

     In 1996, we elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax would be due in such period. Such tax holiday was extended an additional five years in 1999. Effective April 1, 2000 pursuant to changes introduced by the Indian Finance Act, 2000, the tax holiday previously granted was no longer available and has been replaced in the form of a tax deduction incentive on export revenue. Effective April 1, 2002, the tax deduction incentive for income from the export of software and related services is restricted to 90% of such income. Further, domestic revenue from software and related services is taxable in India. Effective April 1, 2003, the 90% tax deduction incentive restriction was repealed and the tax incentive is again available for the entire amount of income from the export of software and related services. For 2005 and 2004, the tax holiday favorably impacted our effective tax rate. Effective March 31, 2006, tax holiday expired for major part of our Indian subsidiary’s operations and therefore our tax liability increased in the years 2006 and 2007.

     Our India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. As of December 31, 2007 the combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 and 2002 of 1.4 million Indian rupees (or approximately $34,000) and $0.8 million Indian rupees (or approximately $16,000), respectively. Against the total additional tax demand of $0.8 million, we have made payments of approximately $0.8 million under protest to the India tax authority.

     During the twelve month period ending on December 31, 2007 the our subsidiary in India has received judgment from the Appellate Tribunal in India with regard to the Indian Tax Assessments, for the fiscal year ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required India tax authorities to refund the taxes paid under protest for such fiscal years along with the interest. Based on the above judgment, we recognized the benefit of $0.5 million in related to the tax exemptions. Furthermore we recognized $0.2 million for interest receivable on the taxes paid under protest. The India tax authorities have a right to appeal in the court of law against the judgment issued by the Appellate Tribunal. To our knowledge no appeal has been filed.

     We are currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event our appeal is not successful, there will not be any additional future cash outlay. However, in the event we are successful, an amount up to approximately $0.2 million could be refunded to us.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries, and related benefit costs for sales and general administrative personnel, occupancy costs, compensation costs, travel and entertainment, professional fees and other general expenses. Selling, general and administrative expenses decreased by 7.1%, or $2.7 million, to $35.0 million in 2006, from $37.7 million in 2005, and decreased as a percentage of revenue to 27.9% from 30.1%, respectively. The decrease in selling, general and administrative expenses was related primarily to a reduction in accounting fees incurred in connection with restating prior periods’ consolidated financial statements, professional fees associated with Sarbanes-Oxley compliance, and legal fees incurred in 2005. This was partially offset by increased selling and marketing expenses and a $1.3 million reserve against an outstanding receivable related to one customer.

     Other Income (expense). Other income (expense), results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments, and other items. For the year ended December 31, 2006, we recorded transaction losses of approximately $0.4 million, primarily the result of the write-down of cumulative translation adjustments related to Sweden, compared with transaction losses of $0.4 million for the year ended December 31, 2005, primarily as a result of currency fluctuations in Asia and Europe. Additionally, we had sublease income, dividend income and other adjustments items of approximately $1.0 million for the year ended December 31, 2006, compared with $0.6 million for the year ended December 31, 2005, and other out of court settlements for approximately $0.6 million for the year ended December 31, 2006, compared with $0.1 million for the year ended December 31, 2005.

     Income tax provision. We had pretax losses of $2.6 million in 2006 and $6.8 million in 2005, on which we recorded a provision for income taxes of $1.1 million in 2006 and a benefit for income taxes of $0.2 million in 2005. The provision for income taxes in 2006 was due mainly to the expiration of the tax holiday on March 31, 2006 for major part of our India operations, whereas the benefit for income taxes in 2005 was due mainly to our recognition of deferred tax assets not offset by valuation allowances in our India and Japan operations. Our net deferred tax assets as of December 31, 2006 related to our Indian operations. Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian operations’ deferred tax assets of $752,000, will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2006.

Results of Operations by Business Segment

     We operate in one industry operating segment, information technology solutions and services.

     We have four reportable geographic operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

  United States ("US") – our largest segment, with operations in the United States & Puerto Rico. Includes the operations of the Company's US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Edison, New Jersey.

  India – includes our operations in India, including services provided on behalf of other group subsidiaries, primarily to US. The Indian operations are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers through our affiliated entities in other parts of the world, but most predominantly with the United States.

  Europe – includes our operations in Denmark, and the United Kingdom. The European headquarters are located in Milton Keynes, United Kingdom and Odense, Denmark.

  Japan – includes our operations in Japan. The Japanese headquarters is located in Tokyo, Japan.

     The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, primarily revenue and operating income, to evaluate segment performance.

     During 2006 our India subsidiary engaged a PCAOB registered firm to evaluate and recommend changes, if any to its existing transfer pricing methodology. As a result of such transfer pricing study, we changed its transfer pricing methodology and adopted “cost plus fixed margin” methodology, which applies a fixed margin to the total cost of services performed as opposed to net margin method in which revenues are allocated on a fixed percentage without regard to cost of services. While the application of new transfer pricing methodology did not change our revenue or operating performance on a consolidated basis, it impacted the allocation of revenue between us and our international subsidiaries. Hence the revenues and operating performance reported for the geographic segments, particularly India, United States and Europe, for the year ended December 31, 2007 and 2006 reflect the impact of the new transfer pricing methodology as well as year over year trends in revenue.

     Accordingly our consolidated operating results for the twelve months period ended December 31, 2007 and 2006 are presented in the following geographic segments.

     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     The following discussion compares the segment results of operations for the year ended December 31, 2007 to the year ended December 31, 2006.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31
	2007		2006
		Percentage of		Percentage of
	Dollars	Total	Dollars	Total
United States	$87,618	60.4%	$80,875	64.5%
India	40,428	27.9	31,335	25.0
Europe	13,124	9.0	9,130	7.3
Japan	3,896	2.7	3,969	3.2
Total	$145,066	100.0%	$125,309	100.0%

     Revenue in the United States increased by 8.3% or $7 million, from $80.9 million in 2006 to $87.6 million in 2007. The increase in the revenue was due to the increased demand for our services in the SAP market.

     India revenue increased by 29%, or $9.1 million, from $31.3 million in 2006, to $40.4 million in 2007. The increase was attributable primarily to increased demand for our services from the customers in India, Gulf Coast and Middle East regions, as well as increased demand for offshore services from our customers in the United States. There was also a possible impact on account of the foreign exchange fluctuations between India and US.

     Europe revenue increased by 43.7%, or $4.0 million, from $9.1 million in 2006 to $13.1 million in 2007. The increase was attributable to the increased demand for our services in the local markets and due to revenue from the Novasoft Acquisition.

     Japan revenue decreased marginally by 1.8% or $0.1 million, from $4.0 million for 2006, to $3.9 million in 2007.

     Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31,
	2007	2006
United States	$(3,038)	$(6,969)
India	4,125	3,595
Europe	1,558	853
Japan	543	(779)
Total	$3,188	$(3,300)

     US operating loss decreased by $3.9 million, from $6.9 million in 2006, to $3.0 million in 2007. The improvement in operating performance is primarily attributable to the increased revenues in the US and to significant reduction in accounting, professional and legal fees.

     India operating income increased by $0.5 million, from $3.6 million in 2006, to $4.1 million in 2007. The increase was attributable primarily to an increase in demand for offshore services.

     Europe operating performance improved by $0.7 million, from operating income of $0.9 million in 2006, to $1.5 million in 2007. The improvement was attributable primarily to increased revenues and improved resource management and utilization and partly due to the increased revenues from the Novasoft Acquisition.

     Japan operating performance improved by $1.3 million, from operating loss of $0.8 million in 2006, to operating gain of $0.5 million in 2007. The increase was attributable primarily to improved resource management and utilization.

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     The following discussion compares the segment results of operations for the year ended December 31, 2006 to the year ended December 31, 2005.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31
	2006		2005
		Percentage of		Percentage of
	Dollars	Total	Dollars	Total
United States	$80,875	64.5%	$86,617	69.1%
India	31,335	25.0	28,206	22.5
Europe	9,130	7.3	7,030	5.6
Japan	3,969	3.2	3,473	2.8
Total	$125,309	100.0%	$125,326	100.0%

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

     India revenue increased by 11.4%, or $3.2 million, from $28.2 million in 2005, to $31.3 million in 2006. The increase was attributable primarily to increased demand for services provided in India, Gulf Coast and Middle East regions, as well as increased demand for offshore services from customers in the United States and consequent increased demand from our affiliated companies in US and other geographies. This was partially offset by a decrease in revenue due to the change in transfer pricing methodology.

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

     India operating income increased by $0.1 million, from $3.5 million in 2005, to $3.6 million in 2006. The increase was attributable primarily to an increase in demand for offshore services, offset partially by the change in transfer pricing methodology in 2006.

     Europe operating performance improved by $1.1 million, from operating loss of $289,000 in 2005, to operating income of $853,000 in 2006. The improvement was attributable primarily to increased revenues and improved resource management and utilization.

     Japan operating performance decreased by $0.2 million, from operating loss of $543,000 in 2005, to operating loss of $779,000 in 2006. The decrease was attributable primarily to lower margins resulting from increased consultant cost, and increases selling and marketing expenses.

Liquidity and Capital Resources

     2007 Cash Position and Cash Flows

     We had cash and cash equivalents of $8.4 million at December 31, 2007 and $12.3 million at December 31, 2006. We had working capital of $18.2 million at December 31, 2007 and $20.5 million at December 31, 2006. The decrease in working capital resulted primarily caused by placement of margin money amounting to $3.2 million against the loan of $3.1 million received to fund the purchase price of the Novasoft Acquisition.

     Cash used in operating activities was $0.4 million for the year ended December 31, 2007, primarily due to the $3.3 million margin money placed against the loan of $3.1 million received to fund the purchase price of Novasoft Acquisition. This was compensated by the net gain of $2.9 million, increased by $5.5 million of non-cash adjustments to operating activities including depreciation and amortization ($2.8 million), provision for doubtful accounts ($0.5 million), stock option expense ($1.1 million), and other non cash expenses ($1.1 million). Accounts receivable and unbilled services decreased in total by $5.7 million due to increase in revenues, while accounts payable increased by $0.2 million and increase in deferred revenue by $0.8 million, due primarily to amounts billed in December.

     We invested $2.8 million and $2.1 million in computer equipment, office furniture and fixtures and leasehold improvements during the years ended December 31, 2007 and 2006, respectively. We invested $3.1 million in the Novasoft Acquisition during the year ended December 31, 2007. There were no such investments during 2006. We invested $6.4 million and $2.1 million in investments during the years ended December 31, 2007 and 2006 respectively. Cash provided from sale of such investments amounted to $7.2 million during the year ended December 31, 2007. There was no sale of investments during the year 2006.

     Credit Facility

     On May 23, 2006, Intelligroup and its wholly-owned subsidiary Empower, Inc., entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”) The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%) percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. We were in compliance with the loan agreement related to the credit facility as of December 31, 2007. We estimate undrawn availability under the credit facility to be $11.43 million as of December 31, 2007.

     On September 5, 2007, Intelligroup Europe Ltd., a wholly-owned subsidiary of Intelligroup Inc., entered into a loan agreement for £ 1.5 million with Lloyds Bank PLC, UK, in order to finance for the purchase price for the Novasoft Acquisition. This loan is secured by a stand by letter of credit from Citibank N.A. India, for which Intelligroup Asia Private Limited, a wholly-owned subsidiary of Intelligroup Inc. has placed a hundred and ten percent margin money deposit with Citibank. The loan is payable in three annual installments of £0.5 million starting October 2008, with interest at the rate of 6.75%.

     Please see Note 6 to the Consolidated Financial Statements for additional information regarding our credit facility and the loan.

     Cash to Fund Operating Activities

     We rely on the cash generated by operating activities, cash on hand and the financing available under our credit facility to fund ongoing operations. Our credit facility with the Bank represents our sole source of external financing for our business operations. Our operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing.

We must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain its line of credit with the Bank. Given our variable operating performance in the past few years, there can be no assurances that we will be able to maintain compliance with our bank covenants or obtain waivers of any defaults. However, our credit facility expires in May 2008. We are in the process of negotiating a new or alternate credit facility. We cannot provide assurance that such new or alternate credit facility will be available or if available will be on terms favorable to us.

     Our 2008 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by us on existing projects and the ability to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by us on existing projects or the inability to gain and perform work on new projects, or inability to timely collect cash from our customers could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, we may seek additional financing from time to time to fund our cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, we are not currently listed on a national stock exchange. Assuming that we achieve the revenue and expense targets included in our operating plan, management believes that our cash on hand and cash generated by operations and borrowings under our credit facility will be sufficient to fund our current and planned operations through at least December 31, 2008.

Contractual Obligations and Other Commercial Commitments

     The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period (in 000's)
		Less than	1-3	3-5
Description of Contractual Obligation	Total	1 year	years	years
Revolving Credit Facility	$6,566	$4,566	$2,000	$-
Capital Lease Obligations	961	531	374	56
Operating Lease Obligations	7,135	2,869	3,178	1,088
Total Contractual Obligations	$14,662	$7,966	$5,552	$1,144

     We use our $15.0 million revolving credit facility with the Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of the United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined. As of December 31, 2007, we had outstanding borrowings of $3.6 million under the credit facility with Steel City Capital Funding, US and $3 million under a loan with Lloyds Bank TSB. As of December 31, 2006, we had outstanding borrowings of $5.0 million under the credit facility with Steel City Capital Funding and no loan was outstanding with Lloyds Bank TSB. We estimate undrawn availability under the credit facility with Steel City Capital Funding to be $11.43 million as of December 31, 2007.

     We have also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

Recently Issued Accounting Standards

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB Staff Position (‘FSP’) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the potential impact of the adoption of SFAS 157 on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Although we cannot accurately determine the precise effect thereof on operations, we do not believe inflation or interest rate changes have historically had a material effect on our revenues or results of operations. Significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could favorably or adversely impact our revenues and results of operations in the future. If there is a material change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change could materially affect the result of our European and/or Asian operations as reflected in our consolidated financial statements.

     We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as the Company transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During the year 2007, the Company entered into a foreign currency option and forward contracts for $65.0 million and $4.5 million, respectively, to sell the U.S. Dollars for Indian Rupees. As of December 31, 2007, $40.0 million of the foreign currency option contract remained, which will be settled by May 2010. Management may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required to be filed pursuant to this Item 8 are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting.

     We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

     Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Responsibility for Financial Statements

     Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

     Our Audit Committee of the Board of Directors, which is composed solely of non-employee directors, meets regularly with our independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. Our Audit Committee also regularly meets with our independent registered public accounting firm in executive session without the presence of management. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management’s assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2008.

Management reported the following material weaknesses on its internal control over financial reporting in the Company’s annual report on Form 10-K for the period ended December 31, 2006.

We did not have sufficient review of the selection and application of US GAAP to significant non-routine and complex matters such as expected term and vesting period calculations in accordance with FAS123R. Also there was inadequate review and application of FAS 52 to the realization of the cumulative translation adjustments resulting from the liquidation of the Swedish subsidiary and inadequate review of the calculation of the fair value of equipment acquired in connection with an outsourcing agreement.

We did not have personnel with sufficient accounting and financial reporting expertise resulting in insufficient oversight review of account analyses, transactions and preparation of the financial statements in accordance with US GAAP and SEC rules, specifically with regard to the classification of account balances such as short-term investments, allowance for doubtful accounts, foreign income taxes, and fixed assets.

We took the following steps during 2007 to remediate the above material weakness:

     We engaged an internationally reputed accounting firm as US GAAP advisors on a retainer basis and such external firm provided US GAAP advisory services as needed during the year. We worked with the external firm to evaluate and analyze complex transactions from a US GAAP and SEC reporting perspective. We believe that we have established appropriate controls in this process of consulting with such external firm and as a result believe that this engagement constitutes a material change in our internal control over financial reporting.

     We have determined that hiring an external internationally reputed accounting firm is preferable to hiring an additional in-house US GAAP expert and discontinued our efforts to hire internally. We also believe that we have provided the existing members of the finance and accounting team sufficient training on new accounting pronouncements and rules and provided additional training on accounting treatment for non-routine or complex transactions to the current members of finance and accounting team through external seminars and training programs and workshops.

     Except as noted above, we believe that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Item 10. Directors and Executive Officers of the Registrant.

     The discussion under the heading “Directors and Executive Officers of the Registrant” in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. We adopted a Code of Business Conduct and Ethics (“Code”) in 2004. Such Code applies to our officers, directors, and employees. A copy of the Code is available on our website at www.intelligroup.com. If the proxy statement is not filed within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 11. Executive Compensation.

     The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 13. Certain Relationships and Related Transactions.

     The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 14. Principal Accounting Fees and Services.

     The discussion under the heading “Principal Accounting Fees and Services” in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

		Reference is made to the Index to Financial Statements on Page 66.

	(2)	Financial Statement Schedules.

		All financial statement schedules have been omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements including the notes thereto.

	(3)	Exhibits.

		Reference is made to the Exhibit Index on Page 57.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2

Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1	†	Amended and Restated Certificate of Incorporation dated December 27, 2005.

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

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

Exhibit No.		Description of Exhibit
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

Exhibit No.		Description of Exhibit
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

10.37	*†	2004 Equity Incentive Award Plan.

10.38	*

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

Exhibit No.		Description of Exhibit
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

10.51	*

Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

10.52	*	Second Amendment to the 2004 Equity Incentive Award Plan.

Exhibit No.		Description of Exhibit
10.53

Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.54	*

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

10.57	*

Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.58	*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.59	*

Separation Agreement dated July 21, 2006 by and between Intelligroup, Inc. and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2006, filed with the Securities and Exchange Commission on July 21, 2006.)

10.60	*

Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.61	*

Amendment No.3 dated June 8, 2007 to Employment agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 13, 2007.)

Exhibit No.		Description of Exhibit
10.62

Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.63

Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.64

Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.66	*†	Employment Agreement between Intelligroup Asia Pvt. Ltd. and Kalyan Sundaram Mahalingam.

10.67

Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.68

Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.69		Amendment No.1 dated August 22, 2007 to Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.70	*

Amendment No.1 dated February 4, 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2008, filed with the Securities and Exchange Commission on February 4, 2008.)

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

16.3

Letter dated April 13, 2007 to the Securities and Exchange Commission from JH Cohn LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2007, filed with the Securities and Exchange Commission on April 17, 2007.)

21	†	Subsidiaries of the Registrant.

23	†	Consent of Ernst & Young LLP

23.1	†	Consent of J.H. Cohn LLP

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2008.

INTELLIGROUP, INC.

By:	/s/ Vikram Gulati
Vikram Gulati
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Vikram Gulati	Chief Executive Officer	03/28/07
Vikram Gulati	and Director

/s/ Alok Bajpai	Chief Financial Officer	03/28/07
Alok Bajpai

/s/ Ravi Adusumalli	Director	03/28/07
Ravi Adusumalli

/s/ Ajit Isaac	Director	03/28/07
Ajit Isaac

	Director	-
Srinivasa Raju

	Director	-
Sandeep Reddy

/s/ Babar Khan	Director	03/28/07
Babar Khan

INTELLIGROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	67-68
Consolidated Balance Sheets as of December 31, 2007 and 2006	69
Consolidated Statements of Operations and Comprehensive Income
(Loss) for the years ended December 31, 2007, 2006 and 2005	70
Consolidated Statements of Changes in Shareholders’ Equity for
the years ended December 31, 2007, 2006 and 2005	71
Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005	72
Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Intelligroup, Inc.

We have audited the accompanying consolidated balance sheet of Intelligroup, Inc. (“Intelligroup”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of Intelligroup’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligroup, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Intelligroup, Inc. changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

/s/ Ernst & Young LLP

Metropark, New Jersey

March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Intelligroup, Inc.

We have audited the accompanying consolidated balance sheet of Intelligroup, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and their consolidated results of operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 2 to the financial statements filed in the Form 10-K dated March 29 2007 , the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

As discussed in Note 8 to the financial statements filed in the Form 10-K dated March 29 2007, the Company may be exposed to a significant potential tax liability.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 16, 2007

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands except par value)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,419	$12,277
Short-term investments	-	2,227
Accounts receivable, less allowance for doubtful accounts of
$1,240 and $991 at December 31, 2007 and 2006,
respectively	24,493	20,477
Unbilled services, less allowance for doubtful accounts of $911 and $891
at December 31, 2007 and 2006	11,393	9,464
Deferred tax asset, current portion	589	390
Prepaid expenses and Prepaid Taxes	1,567	957
Other current assets	1,965	1,466
Total current assets	48,426	47,258

Property and equipment, net	6,470	5,472
Goodwill and Intangibles	3,034	-
Restricted Cash	4,848	-
Deferred taxes and other assets	2,684	1,813

Total assets	$65,462	$54,543

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$6,566	$4,959
Accounts payable	3,542	3,078
Accrued payroll and related taxes	11,645	11,301
Accrued expenses and other current liabilities	4,878	4,695
Current portion of deferred revenue	3,345	2,294
Current portion of obligations under capital leases	457	483
Total current liabilities	30,433	26,810

Obligations undercapital leases, net of current portion	375	552
Deferred revenue, net of current portion	691	686
Other long-term liabilities	579	101
Total liabilities	$32,078	$28,149

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none
issued or outstanding	$-	$-
Common stock, $.01 par value, 50,000 shares authorized
at December 31, 2007 and 2006, respectively, and 42,160 and 41,933
shares issued and outstanding at December 31, 2007 and 2006, respectively	421	419
Additional paid-in capital	71,119	69,702
Accumulated deficit	(40,789)	(43,753)
Accumulated other comprehensive income	2,633	26
Total shareholders' equity	33,384	26,394

Total liabilities and shareholders' equity	$65,462	$54,543

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands except per share data)

	2007	2006	2005
Revenue	$145,066	$125,309	$125,326
Cost of revenue	105,351	91,104	92,304
Gross profit	39,715	34,205	33,022

Selling, general and administrative expenses	34,055	35,031	37,705
Depreciation and amortization	2,472	2,474	2,260
Total operating expenses	36,527	37,505	39,965

Operating Income / (Loss)	3,188	(3,300)	(6,943)

Interest income	133	27	147
Interest expense	(792)	(597)	(318)
Other income	1,155	1,300	283

Income / (Loss) before income taxes	3,684	(2,570)	(6,831)
Provision for (benefit of) income taxes	720	1,137	(240)
Net Income / (Loss)	$2,964	$(3,707)	$(6,591)

Net Income / (Loss) per share:
Basic Income / ( loss) per share	0.07	(0.09)	(0.19)
Diluted Income / ( loss) per share	$0.07	$(0.09)	$(0.19)

Weighted average number of common shares
Outstanding - Basic	42,026	40,179	35,103
Outstanding - Diluted	42,115	40,179	35,103

Comprehensive income (loss)
Net Income / (loss)	$2,964	$(3,707)	$(6,591)
Other comprehensive income (loss)
Currency translation adjustments	2,607	578	(291)

Comprehensive Income / ( loss)	$5,571	$(3,129)	$(6,882)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(USD in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2004	35,103	351	58,012	(33,455)	(261)	24,647
Stock compensation expense			125			125
Currency translation adjustment	-	-	-	-	(291)	(291)
Net loss	-	-	-	(6,591)	-	(6,591)
Balance, December 31, 2005	35,103	351	58,137	(40,046)	(552)	17,890
Stock compensation expense			1,611	-	-	1,611
Currency translation adjustment	-	-	-	-	578	578
Exercise of stock options	163	1	244	-	-	245
Issuance of common stock in a private
placement	6,667	67	9,710	-	-	9,777
Net loss	-	-	-	(3,707)	-	(3,707)
Balance, December 31, 2006	41,933	419	69,702	(43,753)	26	26,394
Stock compensation expense	-	-	1,127	-	-	1,127
Currency translation adjustment	-	-	-	-	2,607	2,607
Exercise of stock options	227	2	290	-	-	292
Net Income	-	-	-	2,964	-	2,964
Balance, December 31, 2007	42,160	421	71,119	(40,789)	2,633	33,384

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net Income / (Loss)	$2,964	$(3,707)	$(6,591)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,849	2,472	2,262
Provision for doubtful accounts and advances	475	1,343	44
Stock compensation expense	1,127	1,611	125
Exchange (gain) loss	1,169	203	(304)
Deferred taxes	(158)	602	(713)
Changes in operating assets and liabilities:
Accounts receivable	(3,975)	(3,013)	4,323
Unbilled services	(1,767)	54	943
Prepaid expenses and other current assets	(568)	976	1,030
Other assets	156	316	(876)
Restricted Cash	(3,957)	-	-
Accounts payable	240	(2,016)	1,679
Accrued payroll and related taxes	(44)	487	243
Accrued expenses and other current liabilities	40	(299)	(879)
Deferred revenue and advanced payments	788	2,041	(130)
Income taxes payable	(244)	(1,003)	30
Other long-term liabilities	469	(149)	(92)

Net cash provided by (used in) operating activities	(436)	(82)	1,094

Cash flows from investing activities:
Purchase of property and equipment	(2,840)	(2,130)	(2,429)
Proceeds from sale of equipment	107	-	-
Purchases of investments	(6,428)	(2,145)	-
Proceeds from sale of Investments	7,250	-	-
Acquisition of businesses	(3,058)	-	-

Net cash used in investing activities	(4,969)	(4,275)	(2,429)

Cash flows from financing activities:
Principal payments under capital leases	(742)	(312)	(477)
Net proceeds from private placement	-	9,777	-
Proceeds from exercise of stock options	292	245	-
Net change in line of credit borrowings	1,630	1,532	1,071
Net cash provided by (used in )financing activities	1,180	11,242	594
Effect of foreign currency exchange rate changes on cash	367	87	(193)

Net increase (decrease) in cash and cash equivalents	(3,858)	6,972	(934)
Cash and cash equivalents - beginning of year	12,277	5,305	6,239
Cash and cash equivalents - end of year	$8,419	$12,277	$5,305

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,012	$1,341	$689
Cash paid for interest	$775	$589	$290

Supplemental disclosures of noncash investing and financing activities
Fair value of property and equipment received for future services	$-	$915	$-
Property and equipment acquired by capital lease	$328	$938	$603

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Intelligroup, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Balance at	Charged to
Year Ended	beginning of	costs and	Write-offs
December 31,	year	expenses	and other	Balance at end of year
2005	$(1,627)	$(40)	$338	$(1,329)
2006	(1,329)	(1,291)	738	(1,882	) (1)
2007	(1,882)	(373)	104	(2,151	) (1)

     (1) Includes a reserve for unbilled services of $911 and $891 as of December 31, 2007 and 2006 respectively.

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

Goodwill and Other Intangibles

     The Company does not amortize goodwill but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If impairment is indicated, a write down to fair value (normally measured discounting estimated cash flows) is recorded. Other intangibles represent primarily customer relationships which are amortized on a straight line basis over their estimated useful lives.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Company also generates revenue from fixed-price and fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. The Company considers the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the percentage of completion (POC) method as the percentage of completion method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs.

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

     Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms. All unbilled amounts are expected to be billed and collected within the following 12 months

     Deferred revenue represents amounts billed to customers but not yet earned or included as revenue. Such amounts are anticipated to be recorded as revenue as services are performed in subsequent periods.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments

     During 2007 the Company entered into foreign currency derivative contracts to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances of its Indian subsidiary. The foreign currency derivative contract is marked- to- market and recorded at fair value with unrealized gains and losses in the caption “Other Income (expense)” in the Company consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2007 the Company entered into foreign currency European Options amounting to $63.5 million and foreign currency forward contract totaling $4.5 million to sell U.S Dollars for Indian Rupees. As of December 31, 2007, $40.0 million of its European Options contract remain which are expected to be settled by May, 2010. These contracts are expected to be settled monthly over the period until the maturity date. The European Option contracts include an option for the Company to settle the option if the contracts rates are better than the prevalent spot rates.

     At December 31, 2007 summary information about the foreign exchange options is as follows:

Option Contracts
Notional Amount	$40 Million
Rates	INR 40.15 - 43.45
Effective Date	5/18/07 and 11/28/07
Maturity Dates	1/28/08 to 05/26/10
Fair Value	$1.3 Million

The fair value of the derivatives is included under Other Current Assets on the Balance Sheet as at December 31, 2007.

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 7. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2006 and 2007 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

     The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

     Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the consolidated statement of operations and comprehensive loss if the exercise price of the option was at least equal to the market price of common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to modifications of granted options. In accordance, with SFAS No. 123 and Statement of Financial

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) the Company provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if it had applied the fair value-based method in measuring compensation expense for all share-based compensation plans, including stock options. During 2006, the Company has made certain adjustments to the fair value of options granted prior to January 1, 2006 for the years ended December 31, 2005. These adjustments resulted in an improvement to previously reported pro forma net loss of $0.5 million for the year ended December 31, 2005. Had compensation costs for stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, net loss and basic and diluted loss per common share, as restated, for year ended December 31, 2005 would have been as follows (in thousands, except per share data):

	2005	2005	2005
	As
	originally		As
	reported	Adjustments	Adjusted
Net loss - as reported	$(6,591)	$	$(6,591)

Add: Total stock-based
employee compensation
expense using intrinsic value
method included in net loss
above, net of related tax effects	125		125

Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for
awards, net of related tax
effects	(1,994)	509	(1,485)
Net income (loss) - pro forma	$(8,460)	$509	$(7,951)

Loss per common share - basic
and diluted:
As reported	$(0.19)	$-	$(0.19)
Pro forma	$(0.24)	$0.01	$(0.23)

Currency Translation

     For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2007 the Company recorded approximately $0.5 million as transaction gains, and for the years ended December 31 2006 and December 31 2005, the Company recorded approximately $0.4 million each in transaction losses, as a result of currency translation.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentrations

     For the years ended December 31, 2007, 2006 and 2005, approximately 76%, 72% and 70% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by SAP.

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2007, 2006 and 2005, the Company's ten largest customers accounted for in the aggregate approximately 41%, 49% and 49% of the Company’s revenue, respectively. During 2006 and 2005, one customer, various businesses of the General Electric Company, accounted for more than 10% of revenue, but during the year 2007 no single customer accounted for more than 10% of total revenues. As of December 31, 2007 and 2006, one customer accounted for 15% and 16%, respectively, of accounts receivable.

     A portion of the Company’s revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For the years ended December 31, 2007, 2006 and 2005, 18%, 21% and 12%, respectively, of the Company's revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     For the years ended December 31, 2007, 2006 and 2005, approximately 8%, 13% and 21% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by PeopleSoft.

     For the years ended December 31, 2007, 2006 and 2005, approximately 7%, 7% and 3% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by Oracle.

     For the years ended December 31, 2007, 2006 and 2005, approximately 6%, 5% and 5% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported e-Business related software.

Fair Value of Financial Instruments

     The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, unbilled services, accounts payable, accrued expenses, line of credit and obligations under capital leases approximate fair value because of the immediate or short-term maturity of these financial instruments.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

     The income tax provision (benefit) is computed based on the enacted tax laws. Deferred income taxes are recognized in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and are determined based upon the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. It is not practicable to determine the tax liability, if any that would be payable if such earnings were not reinvested indefinitely. A valuation allowance has been established for a portion of the Company’s net deferred tax assets, as the benefit associated with these assets is not more likely than not realizable.

     Effective January, 1 2007, the Company adopted provisions of “FIN 48” “Accounting for Uncertainty” in Income Taxes- an Interpretation of FASB Statement No- 109”. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the statement of Financial Accounting Standard No-109. “Accounting for Income Taxes” (SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The cumulative effect on adoption of FIN 48 is to be recorded as an adjustment to the opening balance of accumulated earnings / deficit.

     The adoption of FIN 48 had no significant impact on the results of operations and the financials position for the twelve month period ended December 31, 2007 and no adjustment has been recorded to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefit as of the date of the adoption was $0.5 million and the total amount of gross unrecognized tax benefits was $0.2 million as of December 31, 2007. Any recognition of these tax benefits in future would impact the Company’s effective tax rate. The Company includes interest and penalties related to its uncertain tax positions as a component of income tax expense.

Earnings /(Loss) Per Share

     Basic Earnings / (Loss) per share (“EPS”) is computed by dividing the net income / (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the options exceeds the current market value or when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     Options to purchase 1,359,000, 3,912,000 and 4,001,000, shares of Common Stock at December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. A reconciliation of the weighted average number of shares used to compute basic earnings (loss) per share to the number used to compute fully diluted earnings (loss) per share follows:

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in thousands
2007
Weighted Average number of basic shares	42,026
Add: Dilutions from Stock Options	89
Weighted Average number of Diluted shares	42,115

Recent Issued Accounting Standards

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the potential impact of the adoption of SFAS 157 on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Reclassifications

On the Balance Sheet as at December 31, 2006 prepaid expenses were included in other current assets and current deferred tax assets were included in long term deferred tax assets. These have been reclassified to align with the presentation as at December 31, 2007.

NOTE 3- ACQUISITIONS

     On October 1, 2007, the Company’s wholly owned subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd acquired certain assets including without limitation customer contracts, fixed assets and employees from ISG Novasoft Technologies Limited (“Novasoft India”) and Novasoft Information Technology (Europe) Ltd. (“Novasoft Europe”) for an aggregate purchase price of three million one hundred thousand dollars ($3,100,000) ("Novasoft Acquisition"). The Company followed purchase method of accounting for the acquisition. The Company preliminarily allocated the purchase price to intangible and tangible assets and liabilities acquired based on their fair values, including approximately $0.5 million to Goodwill and $2.7 million to amortizable intangibles principally customer relationships. The final allocations is pending the completion of final calculations. The intangibles are being amortized over a period of 3 to 36 months. The revenues from the acquired contracts along with the corresponding costs are reflected in the Company’s operating results beginning October 1, 2007.

     The post-closing balance sheet at October 1, 2007 is as follows (USD in thousands)

Particulars	Assets	Liabilites
Cash	75
Fixed Assets	4
Intangibles	2,668
Goodwill	486
Accrued Payroll		91
Acquisition Expenses Payable		42
Payable to lender		3,100
Total	$3,233	$3,233

     The goodwill is tax deductible and is allocable to Intelligroup Europe Limited.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following unaudited proforma statements of operations reflect the results of operations as though the acquisition had been completed at the beginning of the year 2006.

	in thousands except for per
	share data
	2007	2006
Revenues	148,566	128,509

Net Income/ (Loss) after tax	3,503	(3,214)

Income / (Loss) per Share
Basic - outstanding Shares	$0.08	($0.08)
Dilted- outstanding Shares	$0.08	($0.08)

Weighted Average Shares outstanding- Basic	42,026	40,179
Weighted Average Shares outstanding- Diluted	42,115	40,179

NOTE 4- PROPERTY AND EQUIPMENT AND INTANGIBLES

     Property and equipment consist of the following as of December 31, 2007 and 2006 (in thousands, except useful lives data):

	Estimated Useful
	Lives (Years)	2007	2006
Vehicles	5	$749	$576
Furniture	5	3,294	3,115
Equipment	3-5	12,427	9,118
Computer software	3	8,159	8,630
Leasehold improvements	5-10	2,385	2,181
		27,014	23,620
Less: Accumulated depreciation		(20,544)	(18,148)

Total, net		$6,470	$5,472

     Included in property and equipment is $2.2 million and $1.8 million of assets held under capital lease at December 31, 2007 and 2006, respectively. Accumulated amortization of the assets held under capital lease is $1.1 million and $0.6 million at December 31, 2007 and 2006, respectively.

     Components of Intangibles assets as of December 31, 2007(in thousands, except useful lives data):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Estimated Useful
	Lives (Months)	2007
Customer Contracts	3-15	$132
Customer Relationship	36	2,536
Total		2,668
Less: Accumulated amortization		(120)

Total, net		$2,548

     The Company had no intangible assets as at December 31, 2006.

     The estimated aggregate amortization expense for each of the five succeeding fiscal years (USD in thousands)

Year	Expected Amortization		Total
	Customer	Customer
	Contracts	Relationship
2008	$92	$818	$910
2009	-	819	819
2010	-	819	819
2011	-	-	-
2012	-	-	-
	$92	$2,456	$2,548

NOTE 5- RESTRICTED CASH:

     During October 2007, “Intelligroup Asia Private Limited” (“IGA”), a wholly owned subsidiary of Intelligroup Inc placed a hundred and ten percent margin money deposit with Citibank N.A. (Citibank) against a stand by letter of credit issued by Citibank to Llyods Bank TSB, London in connection with the ISGN transaction. This margin money deposit has been classified under Restricted Cash on the Balance Sheet as on December 31, 2007. In addition IGA has few investments primarily in mutual funds which it has placed with Citi Bank N.A. as a lien against the derivative contracts it has in place with the Bank. The various components of restricted cash consist of the following as on December 31 2007. The Company did not have any restricted cash as on December 31 2006.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Kind of cash	Restricted against	in '000s
Fixed Deposit	Letter of credit to Lloyds Bank TSB	$3,490
Investments	Lien against derivative contracts	828
Fixed Deposit	Lien against derivative contracts	241
Fixed Deposit	Against various statutory and customer related	290
	compliances
Total		$4,848

     The investments forming part of the Restricted Cash consist of mutual funds, which are considered to be available for sale. The carrying value of these investments as of December 31, 2007 approximated fair value. Unrealized and realized gains or losses on these investments were insignificant for the year ended December 31, 2007. Gross proceeds from sale of short tem investments amounted to approximately $7.2 millions during the year 2007. No significant gains were recorded on the sale of such short term investments.

NOTE 6 - LINE OF CREDIT

     On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with the Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”). The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 7.25% as of December 31, 2007, plus two (2%) percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

     The Company was in compliance with the loan agreement related to the Credit Facility as of December 31, 2007.As of December 31, 2007, the Company had $3.57 million outstanding borrowings under the Credit Facility. The Company estimates undrawn availability under the Credit Facility to be $11.43 million as of December 31, 2007. The weighted average interest rates on outstanding borrowings under the credit facility were 11.27% and 12.49% for the years ended December 31, 2007 and 2006 respectively.

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, IGE received a loan of £ 1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during the twelve month period ended December 31, 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposit with Citibank. The loan is payable in three annual installments of £500,000 starting October 2008, with interest payable monthly at the rate of 6.75%. The Company has the option to repay this loan earlier and has reflected the entire outstanding balance under Current Liabilities on the Balance Sheet as at December 31, 2007.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

     The Company is the lessee of equipment, vehicles and furniture under capital leases expiring in 2012.

     Minimum lease payments under capital leases at December 31, 2007 are as follows (in thousands):

2008	$531
2009	275
2010	99
2011	43
2012	12
960
Less: amounts representing interest	(128)
Less: current portion	(457)

Long-term portion	$375

NOTE 8 - SHAREHOLDERS’ EQUITY

Preferred Stock

     At December 31, 2007 and 2006, there are 5,000,000 shares of Preferred Stock, par value $0.01 authorized and no shares issued or outstanding.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $1.1 million,1.6 million and $125,000 for the years ended December 31, 2007 2006 and 2005 respectively. The Company received approximately $ 292,000 and $245,000 from option exercises under share-based compensation plans for the year ended December 31, 2007 and December 31, 2006. There were no option exercises in 2005. Although there were options exercised during the year ended December 31, 2007 and 2006, no tax benefits were recorded as there were no benefits for tax deductions expected to be utilized, based on the history of net operating losses in the US.

     The 2004 Equity Incentive Award Plan (“2004 Plan”) was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “Prior Plan”), and which are not issued under such plan, which includes an increase of 500,000 options as adopted by the Board of Directors on May 4, 2006 and approved by the stockholders of the Company on June 8, 2006. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees and non employee Directors. The Compensation Committee of the Board of Directors of the Company administers the 2004 Plan. Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of stock option activity as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual	Value (in
	thousands)	Price	Term (Years)	thousands)
Outstanding as of December 31, 2006	3,903	$2.16	8.1	$571
Granted	280	1.38
Exercised	(227)	1.29
Canceled, forfeited or expired	(685)	2.63
Outstanding as of December 31, 2007	3,271	2.05	7.2	4,769
Exercisable as of December 31, 2007	1,554	$1.69	6.7	$2,623

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

  Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option, historical experience and, since the Company did not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2006.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2007	2006	2005
Expected Volatility	86 - 89%	59 - 100%	97 - 103%
Expected Lives	1 - 6.1 years	1 - 6.1 years	1.0 - 4.8 years
Risk free Interest Rate	4.3 - 5.0%	4.5 - 5.1%	3.3 - 4.4%
Expected Dividends	0%	0%	0%

     The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $1.04, $1.11 and $1.15 respectively. The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in the money at that date. The intrinsic value of exercised options during the years ended December 31, 2007 and 2006 was $100,000 and $1,100 respectively. There were no exercises in 2005.

     As of December 31, 2007 and 2006, there was $1.7 and $3.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over the next four years.

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

Impact of the Adoption of SFAS No. 123R:

     The Company adopted the provisions of SFAS No. 123R on January 1, 2006. See Note 2 for information regarding the adoption of SFAS No. 123R. The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the year ended December 31, 2007 and December 31, 2006 (in thousands except per share information):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2007	2006
Cost of Revenue	$470	$645
Selling, general and administrative expenses	657	966
Decrease to net income / Increase to net loss	$1,127	$1,611

Change in income / loss per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Basic Shares	42,026	40,179
Diluted Shares	42,115	40,179

NOTE 9 - RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $387,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $42,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.4 million Indian rupees (approximately $10,000). Rent expense for the year ended December 31, 2007 towards the said lease was 27.89 million rupees (approximately $675,000). There are no advance lease rentals as of December 31, 2007.

IGA has entered into agreements for executive search services with Adecco Peopleone India Limited (Adecco India) and Cornell International, parties with which Ajit Issac a member of the Company’s Board of Directors is affiliated. Professional fees paid to Adecco for the twelve months ended December 31, 2007 were approximately $ 47,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Tax-Free Spin-off of SeraNova

     On July 5, 2000, the Company distributed SeraNova common stock to its shareholders in a transaction that was structured to be and reported as a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code (“IRC Section 355”). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company’s shareholders recognize any gain or income in connection with the transaction for US federal income tax purposes. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 (“Tax Sharing Agreement”), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off is being deemed a taxable event. On October 27, 2000, SeraNova and Silverline Technologies, Inc. announced that they had entered into an agreement and plan of merger, under which Silverline Technologies, Inc. would acquire control of SeraNova in exchange for American depository shares of Silverline. Subsequently, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy on August 8, 2003. As a condition to the distribution, SeraNova management represented that there was no present plan, nor intent to enter into a subsequent transaction that would disturb the intended tax–free nature of the distribution.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million as at December 31, 2007, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

     Employee Agreements

     As of December 31, 2007, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.0 million. In addition, IGA had entered into Severance Packages totaling approximately $0.7 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.7 million to such individuals.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended	Gross Operating	Sublease	Net Operating
December 31,	Lease Payments	Income	Lease Payments
2008	$2,869	$311	$2,558
2009	1,812	-	1,812
2010	1,366	-	1,366
2011	703	-	703
2012	385	-	385

	$7,135	$311	$6,824

     Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.5 million, $2.8 million and $3.1 million, net of sublease income of $0.4 million, $0.4 million, and $0.4 million, respectively.

NOTE 11- OTHER INCOME/EXPENSE

     Other income (expense), results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments, and other items, as follows (in thousands):

	2007	2006	2005
Foreign transaction gains/losses	$515	($351)	($426)
Out of court settlements	-	628	88
Sublease income, dividend income,
and other adjustments	640	1,023	621
	$1,155	$1,300	$283

NOTE 12- LITIGATION

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Class Period alleged is May 1, 2001 through September 24, 2004. The Shareholder Class Action generally seeks relief in the form of unspecified compensatory damages and reasonable costs, expenses and legal fees. The Defendants filed a Motion to Dismiss on or about November 30, 2005. Thereafter in about February 2006, the lead plaintiff filed its second consolidated amended complaint. On or about March 27, 2006, the Defendants filed a motion to dismiss the second amended complaint. On or about December 20, 2006, the District of New Jersey granted Defendant’s motion and dismissed the second amended complaint without prejudice. On or about January 25, 2007, plaintiffs filed the third consolidated amended complaint. On or about March 5, 2007, Defendants filed a motion to dismiss the third consolidated amended complaint. On or about November 13, 2007, the District of New Jersey dismissed with prejudice plaintiff’s third amended consolidated complaint against the Company and certain former officers in the Shareholder Class Action. Plaintiffs did not appeal the District of New Jersey's decision thereby ending the Shareholder Class Action.

     Except for the litigation regarding India income tax assessment as referred under Note 13 on Income Taxes, there is no pending litigation to which the Company is a party or to which any of it’s property is subject that would have a material impact on it’s consolidated financial condition, results of operations or cash flows in the event the Company was unsuccessful in such litigation. However the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters could adversely affect it’s financial condition, results of operations, cash flows and business.

NOTE 13- INCOME TAXES

     Income tax provision (benefit) from operations consists of the following (in thousands):

	2007	2006	2005
Current:
State	$20	$(92)	$71
Foreign	864	605	304

	884	513	375
Deferred:
Foreign	(164)	624	(615)

Total	$720	$1,137	$(240)

     Income (loss) before taxes from domestic and foreign sources is as follows (in thousands):

	2007	2006	2005
United States	$(2,921)	$(7,181)	$(9,079)
Foreign	6,605	4,611	2,248
Income (loss) before income taxes	$3,684	$(2,570)	$(6,831)

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

	2007	2006	2005
Tax at federal statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	(4.8)	16.8	8.0
Foreign taxes	(1.2)	6.5	1.0
Change in valuation allowance	37.2	(147.6)	(63.0)
Permanent items	(27.0)	16.9	7.1
Tax holiday, India	-	16.1	20.8
Fin 48 Benefit	(18.4)	-	-
Other	(0.3)	12.8	(4.4)
Effective tax rate	19.5%	(44.5)%	3.5%

     In 1996, the Company elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax will be due in such period. Such tax holiday was extended an additional five years in 1999. This tax deduction favorably impacted the Company’s effective tax rate for the year ended December 31, 2005. The Company’s majority of the tax holiday expired effective March 31, 2006 and therefore the Company’s tax liability has increased in 2006 and 2007.

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Current Deferred tax assets:
Allowance for doubtful accounts	$949	$742
Vacation accrual	1,395	1,389
Other accrued liabilities	473	270
Total current deferred tax assets	2,817	2,401

Non-current Deferred tax assets:
Net operating losses	21,403	20,378

Non-current Deferred tax liabilities:
Deferred tax liability - accelerated depreciation	-	(181)

Total Net non-current deferred tax assets	21,403	20,197
Valuation allowance	(23,218)	(21,846)

Net Deferred tax asset	$1,002	$752

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During 2007, 2006 and 2005, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses in some jurisdictions as the ability to utilize these losses may be limited in the future. The Company increased the valuation allowance by $1.1 million and $3.2 million in 2007 and 2006. The Company’s valuation allowance as of December 31, 2007 and 2006 was $23.2 million and $21.8 million respectively. Cumulative net operating loss carry forwards of $40.8 million expire in various years through 2026.

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

Uncertain Tax Positions - India Tax Assessment

     The Company’s India subsidiary has received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. As at December 31, 2007 the combined revised additional tax demands were for 32.2 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties and interest for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company has made payments of approximately $0.8 million under protest to the India tax authority. During 2006 the Company made a full reserve of additional tax demand against this potential liability.

During the twelve months period ending on December 31, 2007, the Company received judgment from the Appellate Tribunal in India with regard to the Indian Tax assessments, for the fiscal year ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in the Company’s favor to the extent of approximately $0.5 million. The terms of the judgment required India tax authorities to refund the taxes paid under protest for such fiscal years along with interest. Based on the judgment, the Company recognized the tax benefit of $0.5 million related to the tax exemptions. The Company also recognized $0.2 million for interest receivable on the taxes paid under protest. The India tax authorities have the right to appeal in the court of law against such judgment issued by the Appellate Tribunal. To the Company’s knowledge no appeal has been filed.

     The Company is currently appealing at the Appellant Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event the Company’s appeal is not successful, there will not be any additional future cash outlay. However, in the event the Company is successful, an amount up to approximately $0.2 million could be refunded to the Company.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes the roll forward activity during the year with regard to the India Tax Assessment:

In Millions
Balance as at January 1, 2007	$0.7
Benefit on account of favorable judgment	(0.5)
Disallowed by the IT Appellate Tribunal	(0.1)
Impact of foreign exchange translation	0.1
Balance as at December 31, 2007	$0.2

This tax liability is reflected net of prepaid taxes on the Balance Sheet under Prepaid Taxes as at December 31, 2007. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

Tax filings in India for the tax years 2004 through 2007 remain subject to audit.

NOTE 14- EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s match in the 401(k) plan is 2%, which vests over a service period of three years. The Company used $0.1 million of forfeitures to offset contributions for the year ended December 31, 2005. The forfeitures to offset contributions for the years ended December 2006 and 2007 were not material.

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

     The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The discount rate used is equal to the yield on high quality fixed income investments in India at the measurement date. The expected rate of return on plan assets is estimated based on available market information, Indian law which regulates such investments and historical returns. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net gratuity cost includes the following components as follows (in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
Service Cost	$178	$278
Interest Cost	45	59
Actuarial (Gain) / Loss	(179)	(260)
Expected Return on Assets	(3)	(5)
Net Gratuity Cost	$40	$72

The following summarizes the components of benefit obligation (in thousands)

	As at	As at
	December 31,	December 31,
	2007	2006
Change in Benefit Obligation during the year
Projected Benefit Obligation at beginning of year	$537	$555
Current Service Cost	178	278
Interest Cost	45	59
Actuarial (Gain) / Loss due to change in assumptions	(179)	(260)
Benefits Paid	(82)	(95)
Impact of Foreign Exchange Translations	64	-
Projected Benefit Obligation at end of year	$563	$537

The following summarizes the components of plan assets (in thousands)

	As at	As at
	December 31,	December 31,
	2007	2006
Change in Plan Assets During the year
Fair Value of Plan Assets at beginning of year	$53	$56
Actual Return on Plan Asset	3	5
Employer Contribution	89	87
Benefit Payments	(82)	(95)
Asset Gain / (Loss)	(2)	-
Impact of Foreign Exchange Translations	6	-
Fair Value of Plan Assets at end of year	$67	$53

The plan assets of the Company are invested in debt securities with expected returns of approximately 8.7% in the year 2007 and approximately 8% in 2006

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unfunded benefit obligation as at December 31, 2007 and 2006 was $496,000 and $484,000 respectively. The short term portion of the pension liability net of plan assets is recorded under Accrued Payroll on the Balance Sheet. The long term portion is recorded in Other Long Term Liabilities. The Company recognizes full amount of actuarial gain immediately in the Income Statement.

The following summarizes the expected future benefit payments from the plan (in thousands)

Expected Benefit
Year ending	Payments
2008	$86
2009	102
2010	124
2011	156
2012	208
2012 to 2016	892
$1,568

The accumulated benefit obligation as at December 31, 2007 and 2006 was approximately $342,000 and $348,000 respectively.

The following are the assumptions used for the valuation.

Assumptions	2007	2006
Discount Rate % per annum at year end	8%	7.50%
Expected return on plan assets	8.70%	8%
Salary escalation	8%	8%

The expected employer contributions for 2008 are approximately $0.1 million.

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to US. The Indian operations are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

  Europe – includes the operations of the Company in Denmark and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom and Odense in Denmark;

  Japan – includes the operations of the Company in Japan. The Japanese headquarters is located in Tokyo, Japan.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accordingly, the Company’s consolidated operating results for the years ended December 31, 2007, 2006 and 2005 and financial position as of December 31, 2007, 2006 and 2005 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	United
	States	India	Europe	Japan	Total
2007

Revenue	$87,618	$40,429	$13,123	$3,896	$145,066
Depreciation and amortization	725	1,534	202	11	2,472	(1)
Operating income/(loss)	(3,038)	4,125	1,558	543	3,188
Interest expense	603	118	71	-	792
Income tax provision (benefit)	(656)	1,258	118	-	720
Net income (loss)	(2,265)	3,017	1,526	686	2,964
Long-lived assets, net	616	3,341	2,465	48	6,470	(2)
Total assets	33,759	19,229	10,611	1,863	65,462

2006

Revenue	$80,875	$31,335	$9,130	$3,969	$125,309
Depreciation and amortization	1,200	1,196	69	9	2,474	(1)
Operating income (loss)	(6,969)	3,595	853	(779)	(3,300)
Interest expense	485	98	14	-	597
Income tax provision (benefit)	(92)	1,078	-	151	1,137
Net income (loss)	(5,852)	2,338	715	(908)	(3,707)
Long-lived assets, net	918	3,469	1,029	56	5,472	(3)
Total assets	32,329	16,532	4,550	1,132	54,543

2005

Revenue	$86,617	$28,206	$7,030	$3,473	$125,326
Depreciation and amortization	1,244	891	114	11	2,260	(1)
Operating income (loss)	(9,637)	3,526	(289)	(543)	(6,943)
Interest expense	244	51	5	18	318
Income tax provision (benefit)	111	(163)	-	(188)	(240)
Net income (loss)	(9,190)	3,803	(699)	(505)	(6,591)
Long-lived assets, net	1,339	2,650	57	52	4,098	(4)
Total assets	28,778	11,038	2,418	1,552	43,786

(1)	Includes $0.3 million, $0.1million and $0.1million of depreciation and amortization included in costs of revenue for the year ended December 31, 2007, 2006 and 2005 respectively.

(2)	Of the total capital expenditures incurred for the year 2007, $0.4 million was incurred in the US, $1.7 million was incurred in Europe, and $0.7 million was incurred in India.

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

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 - UNAUDITED QUARTERLY FINANCIAL DATA

2007 and 2006 Quarterly Financial Data

     The following tables set forth certain unaudited results of operations for each quarter during 2007 and 2006. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

	For the quarters ended
	March 31,	June 30,	September 30,	December 31,
Statement of Operations (See Note 10)	2007	2007	2007	2007
Revenue	$32,700	$36,035	$38,010	$38,321
Cost of revenue	26,240	25,632	26,945	26,534

Total operating expenses	9,510	9,419	8,957	8,641
Operating income (loss)	(3,050)	984	2,108	3,146

Income (loss) before provision for (benefit of) income
taxes	(3,179)	678	2,783	3,402
Provision for (benefit of) income taxes	233	(164)	182	469
Net income (loss)	(3,412)	842	2,601	2,933

Net income (loss) per common share - basic	$(0.08)	$0.02	$0.06	$0.07
Net income (loss) per common share - diluted	$(0.08)	$0.02	$0.06	$0.07

Shares Outstanding:
Basic	41,933	41,953	42,078	42,109
Diluted	41,933	41,978	42,181	42,538

The provision for (benefit of ) income tax and the net income for Q1 ’07 differ from that previously reported on the Form 10 Q filed on May 15th 2007 due to the recording of an income tax benefit of approximately $382,000 pertaining to Q1 of 2007 in Q4 of 2007.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the quarters ended
	March 31,	June 30,	September 30,	December 31,
Statement of Operations	2006	2006	2006	2006
Revenue	$29,171	$31,575	$32,530	$32,033
Cost of revenue	21,247	22,066	23,214	24,577

Total operating expenses	9,729	8,916	8,771	10,089
Operating income / ( loss)	(1,805)	593	545	(2,633)

Income / (Loss) before provision for (benefit of) income
taxes	(1,933)	1,851	665	(3,153)
Provision for (benefit of) income taxes	42	1,028	878	(811)
Net Income (loss)	(1,975)	823	(213)	(2,342)

Net income / (loss) per common share	$(0.06)	$0.02	$(0.01)	$(0.06)
Net income / (loss) per common share - diluted	$(0.06)	$0.02	$(0.01)	$(0.06)

Shares Outstanding:
Basic	35,176	41,770	41,802	41,933
Diluted	35,176	41,838	41,802	41,933