Form 10-K/A
period 2007-12-31
INTELLIGROUP INC
filed 2008-04-29
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes *  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes *  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes *  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the most recent second quarter) was $28,120,869 (based on the closing price as quoted on the Nasdaq Stock Market on that date). For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2008:

Class	Number of Shares
Common Stock, $0.01 par value	42,159,857

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Biographical Summaries of Our Members of Board of Directors

The members of the Board of Directors (each a "Director and collectively, "Directors") are:

		Served as a	Positions with
Name	Age	Director Since	the Company
Vikram Gulati	42	2005	President, Chief Executive Officer and Director
Ravi Adusumalli	32	2004	Director
Ajit Isaac	40	2004	Director
Babar Khan	32	2006	Director
Srinivasa Raju	47	2004	Director
Sandeep Reddy	39	2004	Director

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

     Ravi Adusumalli. Ravi Adusumalli was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Adusumalli joined Softbank Asia Infrastructure Fund (SAIF) in early 2002 and is currently a General Partner and Head of SAIF’s India Operations. Prior to joining SAIF, Mr. Adusumalli was an Associate Partner with Mobius Venture Capital, a $1.25 billion early stage venture capital firm in Silicon Valley. He previously worked at Credit Suisse First Boston as an Associate and with Wasatch Funds, a mutual fund with over $9 billion in assets that specialized in small cap and micro cap companies listed on US and international exchanges. Mr. Adusumalli graduated from Cornell University with a Bachelors of Arts in Economics and Government. Mr. Adusumalli serves on the board of directors of SAIF’s investments in National Stock Exchange, MakeMyTrip, HomeShop18, One97 Communications, JustDial, Mainland China, IL&FS Investsmart Limited and Intelligroup.

     Ajit Isaac. Ajit Isaac was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Isaac is an industry specialist on human capital related issues in India. Mr. Isaac founded PeopleOne Consulting (I) Pvt. Ltd., which was recently acquired by Adecco, SA. He served as Managing Director of PeopleOne until October 2007. Prior to founding PeopleOne Consulting in June 2000, Mr. Isaac worked with Essar Group, one of India’s largest business conglomerates, in various leadership roles. Mr. Isaac is a gold medalist in his post graduate program in personnel management from the Madras School of Social Work. A British Chevening Scholar, he has also completed a Manager’s for Leadership Program from Leeds University. Mr. Isaac is presently on the Board of Adecco PeopleOne India Limited. Mr. Isaac is the Director of POC ME FZ LLC at Middle East and the Chairman of Cornell International in India.

     Babar Khan. Babar Khan was appointed to the Board of Directors of the Company effective November 15, 2006 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Khan joined Softbank Asia Infrastructure Fund (SAIF Partners) in March 2006. Prior to joining SAIF, from 2000 through March 2006, Mr. Khan worked as consultant, and then as Engagement Manager, at McKinsey & Company at their India office. During his 6 year stint at McKinsey, Mr Khan had significant experience across a variety of sectors including IT/BPO services, minerals and metals, industrials, and consumer products/services. Prior to that, Mr Khan worked as a Software Engineer at Network Programs Inc. Mr Khan graduated from the Indian Institute of Technology, Delhi with a Bachelor of Technology in Computer Science and Engineering. He has received his MBA from the Indian Institute of Management, Ahmedabad.

     Srinivasa Raju. Srinivasa Raju was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Raju currently serves as the Managing Director of Peepul Capital Advisors Pvt. Ltd., an investment advisory services business. From 2001 to 2007, Mr. Raju was Chairman of iLabs, a private venture capital fund which invested in the domains of Information Technology, Telecom and Media. Prior to founding iLabs, from 1992 until 2003, Mr. Raju served as a Director of Satyam Computer Services, Ltd. and also served as Chief Operating Officer of Satyam Computer Services Ltd. from 1992 until 2000. Additionally, Mr. Raju was the founding Chief Executive Officer and Director of Satyam Enterprise Solutions Ltd, and from 1994 to 1996 Mr. Raju held the position of Chief Executive Officer of Dun & Bradstreet. Satyam Software Ltd. (now known as Cognizant Technology Solutions). Mr. Raju graduated with honors from R.E.C., Kurukshetra with a Bachelor of Science in Civil Engineering and from Utah State University with a master’s degree in Civil & Environmental Engineering.

     Sandeep Reddy. Mr. Reddy was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Reddy currently serves as Managing Director of Peepul Capital LLC, which was formerly known as iLabs Management, LLC, a fund management company. From 2000 to 2006, Mr. Reddy served as Vice Chairman of iLabs, a private venture capital fund which invested in the domains of intellectual property in life sciences, telecommunications and technology based products and services.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. There are no family relationships among any of the executive officers, Directors and key employees of the Company.

Biographical Summaries of Executive Officers

The following table identifies our executive officers

			In Current
Name	Age	Capacities in Which Served	Position Since
Vikram Gulati(1)	42	President and Chief Executive Officer	2005

Alok Bajpai(2)	42	Chief Financial Officer and Treasurer	2006

Kalyan Sundaram Mahalingam(3)	42	Chief Operating Officer, Intelligroup Asia	2007
____________________

(1)	Vikram Gulati has been President and Chief Executive Officer and a director of our company since April 2005. His complete biography is set forth above under the caption “Biographical Summaries of Our Members of the Board of Directors.”

(2)	Alok Bajpai is a rank holder Chartered Accountant from India, Certified Public Accountant from the US and a Management Graduate from Manchester Business School, UK. Prior to Intelligroup, Mr. Bajpai served as Associate Vice President, F&A at Infosys Limited from April 2004 to September 2006 and managed their global accounts function. Prior to Infosys, from 1999 to 2004, Mr. Bajpai worked at Port Fish Private Limited, a Canadian company, as their Controller. He started his career with HCL in 1988 and worked with ICIM and Pepsico Restaurants in India before moving to Nigeria to work with a Belgian Organization. Mr. Bajpai then moved to Canada and worked as Head of Finance at the aforementioned Canadian company for about 5 years. In these various organizations Mr. Bajpai has been in senior management positions and has played operational, as well as, strategic roles.

(3)	Mr. Mahalingam joined Intelligroup Asia in 2007. He was promoted to Chief Operating Officer, Intelligroup Asia on July 26, 2007. Previously from March 2006 - March 2007, Mr. Mahalingam was Vice President GRM and Enterprise Application Services Practice at Keane, Inc. From May 1993 through February 2006, Mr. Mahalingam was employed by Wipro Technologies in several positions; most recently he was General Manager, Enterprise Applications Services. He has held many positions in practice building, delivery, quality and key positions in finance. He holds a Bachelor of Commerce from Bharathiyar University, Coimbatore, India and a Chartered Accountancy from the Institute of Chartered Accountants of India in New Delhi.

     None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2007, we believe that all such forms were filed on a timely basis.

Committees of the Board and Director Independence

     Director Independence

     Our common stock is not listed on a national securities exchange and therefore we are not subject to any corporate governance requirements regarding independence of board or committee members. However, we have chosen the definition of independence contained in the NASDAQ rules as benchmark to evaluate the independence of our directors. Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that only Ajit Isaac qualifies as an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

     Committees of the Board

     The Board of Directors has established three standing committees—Audit Committee, Compensation Committee and Nominating, Corporate Governance and Qualified Legal Compliance Committee—each of which operates under a charter that has been approved by our Board of Directors.

     Audit Committee

     The Audit Committee, which is a separately designated standing audit committee, is responsible for:

  appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm;

  overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from the independent registered public accounting firm;

  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

  monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

  discussing and assessing our risk management policies;

  establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

  meeting independently with our independent registered public accounting firm and management; and

  preparing the audit committee report required by SEC rules.

     Because our common stock is not currently listed on a national securities exchange, we are not subject to the listing standards for audit committees set forth in SEC Rule 10A-3. We do not have three independent directors on the Audit Committee to meet the requirements set forth in SEC Rule 10A-3 for listed companies. In addition, the Company currently lacks an “audit committee financial expert.” The members of the Audit Committee are Messrs. Adusumalli and Isaac.

     Compensation Committee

     The Compensation Committee is responsible for the administration of all salary and incentive compensation plans for our officers and key employees, including bonuses. In addition, our Compensation Committee has the following principal duties:

  annually reviewing and approving corporate goals and objectives relevant to our Chief Executive Officer’s compensation;

  determining our Chief Executive Officer’s compensation;

  reviewing and approving, or making recommendations to the Board of Directors with respect to, the compensation of our other executive officers;

  overseeing an evaluation of our senior executives;

  overseeing and administering our equity incentive plans and reviewing and approving cash incentive plans; and

  reviewing and making recommendations to the Board of Directors with respect to Director compensation.

     The Compensation Committee administers the Company’s 2004 Equity Incentive Award Plan and approves salaries and certain incentive compensation for the Chief Executive Officer and other named executive officers of the Company. The Compensation Committee currently consists of Messrs. Adusumalli, Isaac and Reddy.

     Corporate Governance, Nominating and Qualified Legal Compliance Committee (“Nominating Committee”)

The primary functions of the Nominating Committee include:

  considering, recommending and preparing a slate of nominees to stand for election as directors at each of the Company’s Annual Meeting of Shareholders;

  developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company;

  overseeing the evaluation of the Board; and

  receiving, reviewing, investigating and responding to reports from attorneys (both in-house and law firm counsel) reporting evidence of a material violation in accordance with the rules and regulations promulgated under Section 307 of the Sarbanes-Oxley Act of 2002 and adopted as Part 205 of the Securities and Exchange Commission’s rules and regulations (the “Rules”) developing and recommending to the Board of Directors corporate governance principles.

     In addition, among other things, the Nominating Committee is authorized to consider nominees that are recommended by shareholders of the Company. The Nominating Committee currently consists of Messrs. Adusumalli and Reddy. The Nominating Committee was established in October 2004 when our Board of Directors determined to combine our Corporate Governance and Nominating Committee and our Qualified Legal Compliance Committee to form a single Committee.

Code of Ethics

     We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our shareholders. Our Board of Directors has adopted a Code of Business Conduct and Ethics. You can access our Code of Business Conduct and Ethics on our website located at www.intelligroup.com or by writing to our Secretary at our offices at 499 Thornall Street, 11th Floor, Edison, NJ 08837. Any substantive amendment to, or waiver from, any provision of the code of ethics with respect to any senior executive or financial officer will be posted on this website.

Item 11. Executive Compensation.

Summary Compensation Table

     The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to us and our subsidiaries for the year ended December 31, 2007 which was awarded to, earned by or paid to each person who served as our principal executive officer at any time during 2007 and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2007 (collectively, the “Named Executives”).

									Change in
									Pension
									Value and
									Nonqualified
								Non-Equity	Deferred
								Incentive Plan	Compensation	All Other
Name and Principal		Salary		Bonus		Stock Awards	Option Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)		($)		($)	(2) ($)	($)	($)	($)		($)
Vikram Gulati	2007	$225,000		$216,000			$276,813			$ 4,500	(4)	$722,313
President and Chief	2006	$225,000		$315,000	(3)		$207,812			$ 4,400	(4)	$753,212
Executive Officer
Alok Bajpai	2007	$104,298	(5)	$ 46,444	(5)		$ 55,940		$3,321 (6)	$24,857	(5)(7)	$231,539
Chief Financial Officer	2006	$ 37,784	(8)(9)	$ 25,701	(8)(10)		$ 13,990			$ 6,487	(7)(8)	$ 83,962
Ramakrishna Karanam(1)	2007	$160,000		$ 76,000			$ 9,509					$245,509
	2006	$155,000		$ 52,500			$ 999					$208,499

(1)	Mr. Karanam served as Global Financial Controller until December 31, 2007, when he changed positions and assumed the role of Vice President of Business Planning & Human Resources. As a result of such change in role Mr. Karanam no longer serves as an executive officer and therefore does not appear in the Executive Officers' table.

(2)	Represents the amounts we recognized for financial statement reporting purposes in fiscal 2007 and 2006, as applicable, for the portion of the fair value of equity awards granted to the named executive officer in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amount shown excludes the impact of estimate forfeitures related to service-based vesting conditions. For a description of the assumptions used in calculating the fair value of equity awards under SFAS 123(R), see Note 8 to our Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2007 and Note 6 to our Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2006.

(3)	Consists of an annual bonus of $175,000 paid to Mr. Gulati and a one-time bonus of $140,000 paid to Mr. Gulati in April 2006.

(4)	Represents matching contributions to the Company’s defined contribution plan in accordance with our standard employment policies.

(5)	Based upon the exchange rate of 39.44 Indian Rupees to $1 as of December 31, 2007. Such amounts were actually paid in Indian Rupees.

(6)	Represents the increase in value during 2007 of the post-employment benefit payable under the India Gratuity Plan to Mr. Bajpai. Payment of such post-employment-benefits under the India Gratuity Plan is contingent upon completion of five years of continuous service.

(7)	Represents Indian Provident Fund matching contributions and Car EMI payments, which represent the aggregate value of monthly payments made by the Company for a car which is leased by the Company for the applicable employee's benefit and use, paid in accordance with our standard employment practices.

(8)	Based upon the exchange rate of 44.15 Indian Rupees to $1 as of December 31, 2006. Such amounts were actually paid in Indian Rupees.

(9)	Mr. Bajpai’s employment began on September 7, 2006. Such amount represents Mr. Bajpai’s annual salary pro-rated for the period of actual employment.

(10)	Consists of Mr. Bajpai’s annual bonus of $17,854 and a one-time joining bonus of $7,847 paid to Mr. Bajpai.

Employment Agreements

Vikram Gulati

     We entered into a three year employment agreement, as amended, with Vikram Gulati, our Chief Executive Officer and President, effective June 30, 2005. The agreement, as amended, provides for, among other things: (i) an annual base salary of $225,000; (ii) a potential annual bonus in the amount of up to one hundred (100%) percent of such base salary, prorated for the first year of employment, subject to Mr. Gulati meeting certain objectives to be agreed upon with us; (iii) a grant of 500,000 stock options exercisable at $1.45 per share and a subsequent grant in 2006 of 400,000 options at $1.60; (vi) reimbursement of all reasonable relocation expenses incurred by Mr. Gulati; and (v) continuation of base salary payments for twelve (12) months following termination of the Agreement unless the Agreement is terminated for cause (as defined in the Agreement). In addition the agreement provides that upon the effectiveness of a Change in Control (as above): (a) option vesting shall be accelerated by twelve (12) months for all the remaining options, to the extent not vested and exercisable, and (b) in the event Venture Tech should own less than ten (10%) of our outstanding shares or we terminate Mr. Gulati’s employment or changes Mr. Gulati’s role (as defined in the Agreement) all remaining options, to the extent not vested and exercisable, shall become fully vested and exercisable.

Alok Bajpai

     We entered into a two year employment agreement with Alok Bajpai effective September 7, 2006. The Agreement, as amended, provides for: (i) annual base salary of 55,00,000 Indian rupees (equivalent to approximately $113,000 based on the exchange rate as of December 31, 2006)); (ii) eligibility for a bonus, subject to meeting certain objectives to be agreed upon with us, in the amount of fifty percent of Mr. Bajpai’s annual base salary; (iii) stock options exercisable for 200,000 shares of our common stock to be issued on the effective date of the agreement with a strike price equal to Fair Market Value (as defined in the 2004 Plan) which vest in equal quarterly installments over four years; (iv) six (6) months notice period or six (6) month’s salary in lieu of notice in the event we terminate the Agreement for reasons other than Cause and (v) three (3) months notice period in the event Mr. Bajpai terminates the Agreement. The Agreement also provides that that upon the effectiveness of a Change in Control (as defined above) the vesting for all of the remaining options shall be accelerated by twelve (12) months as of the effective date of the Change of Control, and that all of the remaining option shares, to the extent not vested and exercisable, shall become fully vested and exercisable in the event that we terminate Mr. Bajpai’s employment.

Other Employment Agreements

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

     Substantially all of the Company’s employees have agreed, pursuant to written agreement, not to compete with the Company, not to disclose Company information and not to solicit Company employees.

Outstanding Equity Awards at Fiscal Year-End

     The table below sets forth the outstanding stock options for each named executive officer as of December 31, 2007.

Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Vikram Gulati	343,750	156,250	__	$1.45	6/30/2015
	250,000	150,000	__	$1.60	1/10/2016
Alok Bajpai	62,500	137,500	__	$1.40	9/7/2016
	7,812	4,688	__	$1.25	6/13/2015
Rama Karanam	7,812	4,688	__	$1.50	6/13/2015
	3,906	8,594	__	$1.60	8/8/2016

Director Compensation

     The following table sets forth certain information regarding the compensation is to our non-employee directors for service as a director during 2007.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Ravi Adusumalli	$20,000	__	__	__	__	__	$20,000

Ajit Isaac	$5,000	__	__	__	__	__	$ 5,000

Babar Khan	$5,000	__	__	__	__	__	$ 5,000

Srinivasa Raju	$20,000	__	__	__	__	__	$20,000

Sandeep Reddy	$20,000	__	__	__	__	__	$20,000

     Our policy for compensating non-employee directors provides for the following payments: (i) for Committee Chairpersons and Chairman of the Board $20,000 annual fee to be paid in arrears after our Annual Shareholders’ Meeting (such annual fee shall be pro-rated for Chairpersons who serve less than one year) and (ii) for directors not covered in subsection (i) $5,000 annual fee to be paid in arrears after our Annual Shareholders’ Meeting (such annual fee shall be pro-rated for directors who serve less than one year). We reimburse Directors for reasonable travel expenses incurred when traveling on Company business. Members of the Board of Directors, including non-employee Directors, also are eligible to receive option grants pursuant to the 2004 Equity Incentive Award Plan (the “2004 Plan”). We did not issue any option grants to any of its non-employee directors during 2007.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Messrs. Adusumalli, Isaac and Reddy. No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries.

     None of our executive officers serve as members of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     There are, as of April 11, 2008, approximately 69 holders of record and approximately 2,066 beneficial holders of our Common Stock. The following table sets forth certain information, as of June 30, 2008, with respect to holdings of our Common Stock by (i) each person known by us to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of our Directors, (iii) each of our Named Executive Officers, and (iv) all Directors and Named Executive Officers as a group. This information is based upon information furnished to us by each such person and/or based upon public filings with the SEC. Unless otherwise indicated, the address for the individuals below is that of the Company address.

		Amount and Nature of		Percent
Name and Address of Beneficial Owner		Beneficial Ownership (1)		of Class (2)
(i)	Certain Beneficial Owners (others
	than those set forth below under
	Section (ii)):

	SB Asia Infrastructure Fund LP(3)	25,947,122	(4)	62%

	Venture Tech Assets Ltd.(5)	25,947,122	(6)	62%

(ii)	Directors (which includes all
	nominees) and Named Executives:

	Vikram Gulati	706,250	(7)	2%

	Ravi Adusumalli	—		*

	Babar Khan	—		*

	Sandeep Reddy	10,849,084	(8)	26%

	Srinivasa Raju	—	(9)	*

	Ajit Isaac	160,000	(10)	*

	Alok Bajpai	87,500	(11)	*

	Ramakrishna Karanam	24,218	(12)	*

(iii)	All Directors and executive
	officers as a group (8 persons)	11,827,052		28%
____________________

*	Less than one percent.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2)	Applicable percentage of ownership is based on 42,159,857 shares of Common Stock outstanding on April 28, 2008, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within sixty (60) days after April 30, 2008.

(3)	The address for SB Asia Infrastructure Fund L.P. (“SAIF”) is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Partners LP is the sole general partner of SAIF. The address for SB Asia Pacific Partners LP is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Investments Limited is the sole general partner of SB Asia Pacific Partners LP. The address for SB Asia Pacific Investment Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. Asia Infrastructure Investments Limited is the sole shareholder of SB Asia Pacific Investment Limited. The address for Asia Infrastructure Investments Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB First Singapore Pte. Ltd. is the voting shareholder of Asia Infrastructure Investments Limited that exercises control with respect to Asia Infrastructure Investments Limited’s interest in SB Asia Pacific Investments Limited. The address for SB First Singapore Pte. Ltd. is 8 Cross Street, #11-000 PwC Building, Singapore, 048424. SOFTBANK Corp. is the sole shareholder of SB First Singapore Pte. Ltd. The address for SOFTBANK Corp. is 24-1, Nihonbashi-Hakozakicho, Chuo-ku, Tokyo 103-8501.

(4)	Represents 15,098,038 shares of Common Stock held by SAIF and an aggregate of 10,849,084 shares of Common Stock held by Venture Tech Assets Ltd. (“Venture Tech”). SB Asia Infrastructure Fund, L.P. (“SAIF”) is a party to (i) a Common Stock Purchase Agreement, dated as of September 29, 2004, as amended March 21, 2005 (the “2004 Purchase Agreement”), by and among Intelligroup, Inc. (the “Company”), SAIF and Venture Tech and (ii) a Common Stock Purchase Agreement, dated as of March 30, 2006, by and among the Company, SAIF and Venture Tech (the “2006 Purchase Agreement,” and together with the 2004 Purchase Agreement, the “Purchase Agreements”). Pursuant to the Purchase Agreements, Venture Tech acquired an aggregate of 9,215,687 shares of Common Stock. In addition, Venture Tech has disclosed that in June 2005 it acquired an aggregate of 1,633,397 shares of Common Stock in an open market purchase. The Purchase Agreements provide for, under certain conditions, the designation by SAIF and Venture Tech of up to five members of the board of directors of the Company. By virtue of the Purchase Agreements, SAIF may be deemed a group with Venture Tech within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the 10,849,084 shares of Common Stock beneficially owned by Venture Tech. SAIF disclaims such beneficial ownership. SAIF has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the sole general partner of SAIF, SB Asia Pacific Partners LP has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as sole general partner of SB Asia Pacific Partners LP, SB Asia Pacific Investment Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the sole shareholder of SB Asia Pacific Investment Limited, Asia Infrastructure Investments Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the voting shareholder of Asia Infrastructure Investments Limited (which exercise control with respect to Asia Infrastructure Investment Limited’s interest in SB Asia Pacific Investments Limited), the sole shareholder of SB Asia Investments Limited, the sole general partner of SB Asia Pacific Partners, LP, and the sole general partner of SAIF, SB First Singapore Pte. Ltd. has the sole power to vote or to direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock.

(5)	The address for Venture Tech is 4 Whitcome Mews, Richmond TWP 4BT, United Kingdom.

(6)	Represents 10,849,084 shares of Common Stock held by Venture Tech and 15,098,038 shares of Common Stock held by SB Asia Infrastructure Fund, L.P. (“SAIF”). Venture Tech is a party to (i) a Common Stock Purchase Agreement, dated as of September 29, 2004, as amended March 21, 2005 (the “2004 Purchase Agreement”), by and among Intelligroup, Inc. (the “Company”), SAIF, and Venture Tech and (ii) a Common Stock Purchase Agreement, dated as of March 30, 2006, by and among the Company, SAIF and Venture Tech (the “2006 Purchase Agreement,” and together with the 2004 Purchase Agreement, the “Purchase Agreements”). The Purchase Agreements provide for, under certain conditions, the designation by SAIF and Venture Tech of up to five members of the board of directors of the Company. By virtue of the Purchase Agreements, Venture Tech may be deemed a group with SAIF within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the 15,098,038 shares of Common Stock beneficially owned by SAIF. Venture Tech disclaims such beneficial ownership.

(7)	Represents 706,250 shares of Common Stock underlying options granted to Mr. Gulati, which are exercisable as of April 30, 2008 or sixty (60) days after such date. Excludes 193,750 shares of Common Stock underlying options which become exercisable over time after such period.

(8)	Represents 10,849,084 shares of Common Stock held by Venture Tech. Due to Mr. Reddy’s position as shareholder and sole director of Venture Tech, Mr. Reddy may be deemed to have indirect beneficial ownership of the shares of Common Stock beneficially owned by Venture Tech.

(9)	Previously the Company had reported that Mr. Raju may be deemed an indirect beneficial owner of the 10,849,084 shares of Common Stock held by Venture Tech because Mr. Raju’s minor child was a shareholder of Venture Tech. However, such child is no longer a minor and does not live with Mr. Raju. Therefore, Mr. Raju is no longer deemed a beneficial owner of such shares.

(10)	Represents 160,000 shares of Common Stock owned of record held by Mr. Isaac.

(11)	Represents 87,500 shares of Common Stock underlying options granted to Mr. Bajpai, which are exercisable as of April 30, 2008, or sixty (60) days after such date. Excludes 112,500 shares of Common Stock underlying options, which become exercisable over time after such period.

(12)	Represents 24,218 shares of Common Stock underlying options granted to Mr. Karanam, which are exercisable as of April 30, 2008, or sixty (60) days after such date. Excludes 13,282 shares of Common Stock underlying options, which become exercisable over time after such period.

Equity Compensation Plans

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2007:

			(c)
			Number Of Securities
	(a)		Remaining Available For
	Number Of Securities	(b)	Future Issuance Under
	To Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise Of	Exercise Price Of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	In Column (a))
2004 Equity
Incentive Award
Plan	2,819,800	$1.68	1,404,459
1996 Stock Option
Plan	410,901	$4.65	--
1996 Non-
Employee Director
Stock Option Plan			110,000
Equity
Compensation Plan
Not Approved by
Shareholders	40,000	$2.06	65,000
TOTAL	3,270,701	$2.05	1,579,459

Equity Compensation Plans Approved by Security Holders

     The 2004 Plan was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan, as amended, shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “1996 Plan”), and which are not issued under such plans. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non-employee Directors and consultants. The Compensation Committee administers the 2004 Plan. Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan. The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. Notwithstanding the foregoing, the Compensation Committee is authorized to issue options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. The Compensation Committee may provide that if a Change in Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced will become fully vested and exercisable.

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

     The 1996 Plan was adopted by the Board of Directors and approved by the shareholders of the Company on June 3, 1996, and became effective on July 12, 1996. Those eligible to receive stock option grants or stock purchase rights under the 1996 Plan include employees, non employee Directors and consultants. The Compensation Committee of the Board of Directors of the Company administers the 1996 Plan. Subject to the provisions of the 1996 Plan, the Compensation Committee has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options (“ISOs”) or non qualified stock options (“NQSOs”)), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 1996 Plan. The exercise price of an ISO may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a merger or consolidation of the Company with or into another corporation or the sale of all or substantially all of the Company’s assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Board of Directors of the Company is required to provide accelerated vesting of outstanding options. As of June 8, 2004, the Company ceased granting options under the 1996 Plan.

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

Equity Compensation Plans Not Approved by Security Holders

     On October 31, 2000, the Company’s Board of Directors approved the grant of an option to several employees for an aggregate of 105,000 shares of Common Stock at an exercise price of $2.063 per share. Sixty-five thousand (65,000) of such options were cancelled in 2003 in connection with the termination of the employees to whom such options were granted. On November 1, 2000, the Company’s Board of Directors approved the grant of an option to former Chief Financial Officer Nicholas Visco for 60,000 shares of Common Stock at an exercise price of $2.00 per share. Each of the above options vest in four equal semiannual installments beginning on the first six-month anniversary of the date of grant and expire on the tenth anniversary of the date of grant. If the grantee’s employment relationship terminates on account of disability or death, the grantee or grantee’s estate, as the case may be, may exercise any outstanding options for one year following the termination. If termination is for any other reason, the grantee may exercise any outstanding options for 90 days following such termination. The options are not assignable or otherwise transferable except by will or the laws of descent and distribution and shall be exercisable during the grantee’s lifetime only by the grantee.

     The Board of Directors is required to make appropriate adjustments in connection with such option grants in each October and November to reflect stock splits, stock dividends and other similar changes in capitalization. The option grants also contain provisions addressing the consequences of a merger, consolidation or sale of all or substantially all of the Company’s assets. Upon the occurrence of such events, all outstanding options are to be assumed, or substituted for, by the acquiring or succeeding corporation. However, if the acquiring or succeeding corporation does not agree to assume, or substitute for, outstanding options, then the Board of Directors must accelerate the options to make them fully exercisable and notify the grantee that the option shall be fully exercisable for a period of 15 days from the date of such notice.

Item 13. Certain Relationships and Related Transactions.

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of our India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of our Board of Directors, Srinivasa Raju and Sandeep Reddy are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit in the amount of 15,282,000 Indian rupees (approximately $352,000); (3) payment of monthly lease fees in the amount of 1,698,000 Indian rupees (approx. $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 283,000 Indian rupees (approximately $7,000). Prior to entering into this lease, the disinterested members of our Board of Directors reviewed the proposed lease and determined that the terms and conditions were no less favorable to us than could be obtained from unrelated third parties.

     Our Board of Directors adopted a policy in 2003 requiring that any transactions between us and our officers, directors, principal shareholders and their affiliates be on terms no less favorable to us than could be obtained from unrelated third parties. In addition, New Jersey law requires that any such transactions be approved by a majority of the disinterested members of our Board of Directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

     Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with international statutory audits and regulatory filings or engagements.

     Ernst & Young LLP (E&Y) billed us an aggregate of $484,765 in audit fees for the year ended December 31, 2007.

     JH Cohn LLP (“JH Cohn”) had billed the Company $738,892 in audit fees for the year ended December 31, 2006. In addition, JH Cohn billed the Company $75,000 in fees for professional services rendered in connection with the year-end audit of the Company’s India subsidiary.

Audit Related Fees

     E&Y billed us an aggregate of $20,070 in audit-related fees, which principally included the audit of our employee benefit plan.

     During 2006, JH Cohn billed us an aggregate of $66,410 in fees for professional services rendered in connection with services rendered in connection with the audit of internal control over financial reporting, and management’s assessment of internal control over financial reporting for the year ended December 31, 2005 prior to the SEC rules promulgated in December 2005 which allowed the Company to exit accelerated filer status.

Tax Fees

     E&Y billed us an aggregate of $32,577 for tax fees for the year ended December 31, 2007, which included tax compliance, tax advice and tax planning services.

     JH Cohn billed us an aggregate of $22,716 for tax fees for the year ended December 31, 2006.

All Other Fees

     No other fees were billed for the year ended December 31, 2007.

     JH Cohn billed the Company an aggregate of $22,644 in other fees related to the year ended December 31, 2006. Such fees were related to the review of our registration statements, services rendered in connection with the liquidation of the Company’s subsidiary in Sweden, travel costs and costs related to planning and preparing for the first quarter 2007 review.

     Subsequently, we reviewed the aggregate billing set forth above with JH Cohn and we agreed with JH Cohn to reduce $83,370 from such billing for the year ended December 31, 2006.

Pre-approval Policies

     The Audit Committee has sole and direct responsibility for setting the compensation of our independent registered public accounting firm. The Audit Committee pre-approves all audit services to be provided to us, whether provided by our independent registered public accounting firm or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee approved the services described above under audit-related fees rendered in connection with the audit of the employee benefit plans and Sarbanes-Oxley compliance.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
____________________

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April 2008.

INTELLIGROUP, INC.

By: /s/	Vikram Gulati
Vikram Gulati
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following duly authorized executive officers on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	Vikram Gulati	Chief Executive Officer and Director	April 29, 2008
Vikram Gulati

/s/	Alok Bajpai	Chief Financial Officer	April 29, 2008
Alok Bajpai