Form 10-Q
period 2008-03-31
INTELLIGROUP INC
filed 2008-05-06
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 5, 2008:
Class	Number of Shares

Common Stock, $.01 par value	42,159,857

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (un audited) and December 31, 2007	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended	5
	March 31, 2008 and 2007 (un audited)

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (un audited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1a.	Risk Factors	22

Item 6.	Exhibits	23

Signatures		28

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 31, 2008 and elsewhere in this quarterly report on Form 10-Q.

PART I     FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)

	March 31	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,459	$8,419
Accounts receivable, less allowance for doubtful accounts of $1,237 and
$1,240 at March 31, 2008 and December 31, 2007, respectively	25,541	24,493

Unbilled services, less allowance for doubtful accounts of $911 at
March 31, 2008 and December 31, 2007	12,202	11,393
Prepaid expenses and taxes	1,135	1,567
Deferred Tax asset, current portion	518	589
Other current assets	1,364	1,965
Total current assets	50,219	48,426
Property and equipment, net	6,181	6,470
Goodwill and Intangibles	2.812	3,034
Restricted Cash	4,875	4,848
Deferred taxes and other assets	2,694	2,684

Total Assets	$66,781	$65,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$6,852	$6,566
Accounts payable	3,406	3,542
Accrued payroll and related taxes	11,882	11,645
Accrued expenses and other current liabilities	4,290	4,878
Deferred revenue	3,300	3,345
Current portion of obligations under capital lease	454	457
Total current liabilities	30,184	30,433
Obligations under capital lease, net of current portion	225	375
Deferred revenue, net of current portion	743	691
Other long-term liabilities	545	579

Total Liabilities	31,697	32,078

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or
outstanding	—	—

Common stock, $.01 par value, 50,000 shares authorized and 42,160 shares
issued and outstanding at March 31, 2008 and December 31, 2007.	421	421
Additional paid-in capital	71,413	71,119

Accumulated deficit	(38,926)	(40,789)

Accumulated other comprehensive income	2,176	2,633

Total shareholders’ equity	35,084	33,384

Total liabilities and shareholders’ equity	$66,781	$65,462

 See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Revenue	38,453	32,700

Cost of revenue	27,029	26,240

Gross profit	11,424	6,461

Selling, general and administrative expenses	8,998	8,912

Depreciation and amortization	720	598

Total operating expenses	9,718	9,510

Operating Income/(loss)	1,706	(3,050)

Interest expense, net	(55)	(192)

Other income	537	62

Income/(loss) before income tax provision	2,188	(3,178)

Provision for income taxes	326	233

Net income/(loss)	$1,862	$(3,412)

Income/(Loss) per share:

Basic net income/(loss) per share	$0.04	(0.08)

Diluted net income/(loss) per share	$0.04	$(0.08)

Weighted average number of common shares
outstanding – basic	42,160	41,933

Weighted average number of common shares
outstanding – diluted	42,493	$41,993

Comprehensive income/(loss)

Net income/(loss)	$1,862	$(3,412)

Other comprehensive income /(loss) - currency
translation adjustments	(457)	387

Comprehensive income/(loss)	$1,405	$(3,025)

 See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Cash flows from operating activities:

Net Profit / (loss)	$1,862	$(3,412)

Adjustments to reconcile net loss to net cash used in operating activities	(661)	(989)

Net cash used in operating activities	1,201	(2,425)

Cash flows from investing activities:

Purchases of equipment	(383)	(409)

Proceeds from sale of equipment	33	(21)

Purchase of Investments		(2,245)

Proceeds from sale of Investments		1,420

Net cash used in investing activities	(350)	(1,255)

Cash flows from financing activities:

Principal payments under capital leases	(242)	(158)
Net change in line of credit borrowings	286	(13)
Net cash provided by financing activities	44	(171)

Effect of foreign currency exchange rate changes on cash	145	(98)

Net (decrease) increase in cash and cash equivalents	1,040	(3,949)

Cash and cash equivalents - beginning of period	8,419	12,277
Cash and cash equivalents - end of period	$9,459	$8,328

 See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2007.

     The amounts for the December 31, 2007 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

     The results of the Company’s operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings (loss) per Common Share

     Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the outstanding options exceeds the current market value or the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     For the three months ended March 31, 2008 and 2007, respectively, options to purchase 402,582 and 3,948,454 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

     Derivative Instruments

     The Company has entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary. The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense),” on the Company’s consolidated statements of operations and comprehensive income (loss). During the three months March 31, 2008, the Company entered into a foreign currency European option contracts totaling $12 million to sell US dollars for Indian Rupees. As of March 31, 2008, a total of $43 million of notional amounts under option contracts remain and are expected to be settled by May 2010.These contracts are expected to be settled monthly over the period until the maturity date. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the spot rates prevalent.

At March 31, 2008, summary information about the options is as follows.

Option Contracts
Notional Amount	$43 million
Rates	INR 39.70 to 43.45
Effective date	05/18/07, 11/28/07 and 01/17/08
Maturity Dates	4/28/2008 to 05/26/10
Fair Value	$ 0.8 million

     Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.3 million on a pretax income of $2.2 million for the three months ended March 31, 2008 as opposed to an income tax provision of $0.2 million on pretax loss of $3.2 million for the three months ended March 31, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     The Company’s India subsidiary received tax assessments from the India taxing authority denying tax exemptions claimed for certain revenue earned and disallowing certain expenses claimed during the India subsidiary’s fiscal years ended March 31, 1998 through March 31, 2003. The combined revised additional tax demands were for 30.1 million Indian rupees (or approximately $0.8 million) for those years. They include tax penalties for the fiscal years ended March 31, 2001 of 1.4 million Indian rupees (or approximately $34,000). Against the total additional tax demand of $0.8 million, the Company made payments of approximately $0.8 million under protest to the India tax authority.

     During the year 2007, the Company received the judgment from Appellate Tribunal for the fiscal years ended March 31, 1998 through March 31, 2000 that allowed the tax exemptions in Company’s favor to the extent of about $0.5 million and the terms of the judgment required the India taxing authority to refund the cash advances made by the Company along with interest. Based on above judgment, the Company reversed in 2007 the tax provision to the extent of $0.5 million from the total reserve of $0.8 million

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

The Company is currently appealing at the Appellate Tribunal stage for the fiscal years ended March 31, 2001 through March 31, 2003. In the event the Company’s appeal is not successful; there will not be any additional future cash outlay. However, in the event the Company is successful, an amount up to approximately $0.2 million could be refunded to the Company

     Goodwill and Intangibles

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

Pension Plan Liability

     The Company provides its employees in India with benefits under a defined benefit pension plan, referred to as the Gratuity Plan. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment. The Company determines its liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, the Company determines liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. The Company evaluates these critical assumptions at least annually. The Company periodically evaluates and updates other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect its experience. The mortality rates used are consistent with those published by the Life Insurance Corporation of India.

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

     There were twenty six share-based payment awards granted in the three months ended March 31, 2008. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

INTELLIGROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. There were no options exercised during the three months ended March 31, 2008 and March 31, 2007.

NOTE 3- LINE OF CREDIT

     On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank”). The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 5.25% as of March 31, 2008, plus two (2%) percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter in which the average undrawn availability has been less than five million dollars ($5.0 million) for a period of thirty (30) consecutive days during such fiscal year.

The Company’s credit facility expires towards the end of May 2008. We are in the process of negotiating a new or alternate credit facility. However, we cannot provide assurance that such new or alternate credit facility will be available or if available will be on terms favorable to us.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of March 31, 2008.

     As of March 31, 2008, the Company had $3.8 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $11.2 million as of March 31, 2008.

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

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, Intelligroup Europe Limited (“IGE”) received a loan of £1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of £500,000 starting October 2008, with interest payable monthly at the rate of 6.75%. The Company has the option to repay this loan earlier and has reflected the entire outstanding balance under Current Liabilities on the Balance Sheet as at March 31, 2008.

NOTE 4- RESTRICTED CASH

     Restricted Cash

     During October 2007 “Intelligroup Asia Private Limited” (“IGA”) a wholly owned subsidiary of Intelligroup Inc. placed a hundred and ten percent margin money deposits with Citibank N.A (Citibank) against a stand by letter of credit issued by Citibank to Lloyds’ Bank TSB, London in connection with the Novasoft Acquisition. This margin money deposit has been classified under restricted cash on the balance sheet as on March 31, 2008. In addition IGA has few investments primarily in mutual funds which it has placed with Citi Bank as a lien against the derivative contracts which IGA has in place with Citi Bank. The various components of restricted cash consist of the following as on March 31, 2008

Kind of Cash	Restricted against	in thousands
Fixed Deposit	Letter of credit to Llyods Bank TSB	3,445
Investments	Lien against derivative contracts	835
Fixed Deposit	Lien against derivative contracts	306
Fixed Deposit	Against various statutoty and customer related	289
	compliances
Total		4,875

NOTE 5- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $375,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $42,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $6,000). Rent paid for the three months ended March 31, 2008 towards the said lease was 7.3 million rupees (approximately $180,000). There are no advance lease rentals as of March 31, 2008.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 6- LITIGATION

     There is no pending litigation to which the Company is a party or to which any of its property is subject that would have a material impact on its consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation. However the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters could adversely affect its financial condition, results of operations, cash flows and business.

NOTE 7- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $0.3 million for the three months ended March 31, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first three months of 2008, due to its history of net operating losses. No options were exercised during the three months ended March 31, 2008.

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
MARCH 31, 2008 AND 2007

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

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

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31
	2008	2007
Expected Volatility	84.69%	88.70%
Expected Lives(years)	6.0625	6.0625
Risk free Interest Rate	2.80%	4.49%
Expected Dividends	0%	0%

     The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.56 and $0.97, respectively.

     As of March 31, 2008, there was $1.8 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

     Share-Based Compensation Plans (Continued)

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three months ended March 31, 2008 and March 31, 2007 (in thousands except per share information):

	Three Months Ended
	March 31	March 31
	2008	2007
Cost of Revenue	$131	161
Selling, general and administrative expenses	163	164
Decrease in net income / Increase to net loss	$294	325

Change in income / loss per share:
Basic	$0.01	0.01
Diluted	$0.01	0.01

Basic Shares	42,160	41,933
Diluted Shares	42,493	41,933

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India. A majority of total revenue generated in India is derived from providing offshore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

  Europe – includes the operations of the Company in Denmark and the United Kingdom. The European offices are located in Milton Keynes, United Kingdom and Odense in Denmark

  Japan – includes the operations of the Company in Japan. The office is located in Tokyo, Japan.

The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Accordingly, the Company’s consolidated operating results for the three months ended March 31, 2008 and 2007 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total
Three Months ended March 31, 2008
Revenue	22,366	10,881	4,070	1,137	38,454
Operating Income / (Loss)	419	950	228	109	1,706
Income Tax Expense	(8)	270	64	-	326
Net Income / (Loss)	522	719	279	342	1,862
Property & Equipment, net	562	3,006	2,548	65	6,181
Total Assets	34,996	18,590	10,913	2,282	66,781
Three Months ended March 31, 2007
Revenue	20,553	9,026	2,409	713	32,701
Operating Income / (Loss)	(3,475)	774	(231)	(116)	(3,048)
Income Tax Expense	5	228	-	-	233
Net Income / (Loss)	(3,474)	422	(264)	(96)	(3,412)
Property & Equipment, net	832	3,282	1,244	53	5,411
Total Assets	31,996	14,374	4,942	1,202	52,514

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million as at March 31, 2008, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

Employment Agreements

     As of March 31, 2008, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.0 million. In addition, IGA had entered into Severance Packages totaling approximately $0.7 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.7 million to such individuals.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (“FAS”) issued FAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provide guidance how to measure fair value by providing a fair value hierarchy used to clarify the source of information. SFAS 157-2 which delayed the effective date of SFAS 157 for all non financial assets and non financial liabilities, except that those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually ). This FAP partially defers the effective date of statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for interim within the scope of this FSP. The Company adopted FAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS 157 for financial instruments which are periodically measured at fair value did not have any significant impact on earnings nor the financial position since the fair values of the Company’s financial assets and liabilities (consisting primarily of its foreign exchange option contracts and certain market securities) are based either on observable market prices or on other observable inputs.

     In February 2007, the FASB issued FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB 115 (“SFAS 159”) which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. SFAS 159 also establishes additional disclosure requirements. FAS159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

     In December 2007, the FASB issued FAS No.141 (revised 2007), Business Combinations (“FAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No.160, Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No.51 (“FAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its consolidated financial position, results of operations or cash flows.

     In March 2008, The FASB issued SFAS No.161 Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133 (“FAS 161”). FAS161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

NOTE 11- OTHER INCOME/ (EXPENSE)

     Other income/ (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

     For the three months ended March 31, 2008 and 2007, the Company recorded transaction gains of approximately $0.3 million and $0.2 million, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe. Additionally, for the three months ended March 31, 2008 the Company recorded sublease income, dividend income and other items of approximately $0.2 million compared with $0.2 million for the three months ended March 31, 2007.

NOTE 12- EMPLOYEE BENEFIT PLANS

     The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

     Net gratuity cost includes the following components:

	Three Months Ended	Three Months Ended
	March 31	March 31
	2008	2007
Service Cost	$42	$36
Interest Cost	$11	$11
Actuarial (Gain) / Loss	$(53)	$(25)
Expected Return on Assets	$-	$(2)
Net Gratuity Cost	$0	$20

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. “Financial Information”. This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future.

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

  the inability to generate new sales and maintain profitability;

  the inability to attract and retain a sufficient number of highly skilled technical employees, particularly senior level technical personnel and project managers;

  changes in the political, regulatory, and economic conditions in India, which is where a substantial portion of our operations are located;

  effects of competition in the information technology services industry where there is a very high level of competition for employees and customers;

  restrictions imposed by U.S. immigration regulation which could affect the ability of our employees who are primarily Indian nationals to obtain the necessary work visas to work in the United States;

  inability to maintain access to external funding;

  inability to maintain effective internal control over financial reporting or to remediate any weaknesses that may arise in the future;

  claims for damages by third parties, including liability claims arising from negligent acts, errors, mistakes or omission in rendering our IT professional services;

  our dependence on a limited number of large customers;

  a systems failure or disruption in telecommunications could disrupt our business and result in lost customers and negative publicity;

  dependence on a limited number of software partners;

  disruption to our operations, including disruptions caused by geopolitical conditions in India;

  the effects of volatility and lack of liquidity in our common stock;

  our inability to protect our intellectual property;

  third party claims that our services infringe on their intellectual property rights;

  potential for increased tax liabilities in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase such liability by an additional $40 million to $50 million in the event the spin-off of our former subsidiary, SeraNova, is deemed taxable; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and other reports that we file with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

INTELLIGROUP, INC.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three months ended March 31 2008 and 2007, revenue derived from projects under fixed price contracts represented approximately 28% and 30% respectively of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three months ended March 31, 2008 or 2007. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2008 and 2007, the Company’s ten largest customers accounted for in the aggregate approximately 40% and 41% of its revenue, respectively. During the three months ended March 31, 2008 no single customer accounted for 10% or more of revenues. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three months ended March 31, 2008 and 2007 the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenues
	Three Months ended	Three Months ended
	March 31, 2008	March 31, 2007
SAP	80%	73%
PeopleSoft	4%	10%
Oracle	6%	9%
e-Business	5%	5%
Others	5%	3%
Total	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta, GA, Naperville, II, and Milpitas CA. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan. The Company leases its headquarters in Edison, New Jersey. Such lease has an initial term of ten (10) years, which commenced in September 1998.

INTELLIGROUP, INC.

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

     There have been no material changes to our critical accounting policies and estimates as identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations - Consolidated

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three months ended March 31
	2008	2007
Revenue	100.0%	100.0%
Cost of Revenues	70.3	80.2
Grsoss Profit	29.7	19.8

Selling general and administrative expenses	23.4	27.3
Depreciation and amortization	1.9	1.8
Total operating expenses	25.3	29.1
Operating Gain /(Loss)	4.4	(9.3)
Interest Expense	(0.1)	(0.6)
Other Income	1.4	0.2
Income / (Loss) before income tax provision (benefit)	5.7	(9.7)
Income Tax	0.9	1.9
Net income / (loss)	4.8%	(11.6)%

INTELLIGROUP, INC.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

     The following discussion compares the consolidated results of operations for the three months ended March 31, 2008 and 2007.

     Revenue. Total revenue increased by 17.7% or $5.7 million, from $32.7 million for the three months ended March 31, 2007 to $38.4 million for the three months ended March 31, 2008. The increase is primarily due to increase in demand for the Company’s consulting services in the SAP market partially offset by decrease in demand for the Company’s consulting services in the PeopleSoft market. The Company expects to see the declining trend in the demand for its consulting services in the PeopleSoft market. Geographically, consolidated revenues have increased on account of an increase in US revenues by $1.8 million, an increase in India revenues of $1.9 million, an increase in Europe revenues of $1.7 million and an increase in Japan revenues of $0.4 million. The increase in US revenue results primarily from increased demand for the Company’s consulting services in the local ERP markets. The increase in India revenues was primarily attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States. The increase in European revenue is due to increased demand in the local ERP market and on account of Novasoft acquisition in the fourth quarter of 2007. The increase in Japan revenues results primarily from increased demand for the Company’s consulting services within the local SAP market.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 3.0% or $0.8 million, from $26.2 million for the three months ended March 31, 2007 to $27.0 million for the three months ended March 31, 2008, due primarily to the increase in headcount and related compensation and travel related costs for consultants. The Company’s gross profit increased by 76.8%, or $5.0 million, from $6.5 million for the three months ended March 31, 2007 to $11.4 million for the three months ended March 31, 2008. Gross margin increased from 19.8% for the three months ended March 31, 2007 to 29.7% for the three months ended March 31, 2008. The increase in gross profit and gross margin is primarily due to the combination of increased revenues and improved resource management and utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 0.9%, or $0.1 million, from $8.9 million for the three months ended March 31, 2007 to $9.0 million for the three months ended March 31, 2008, and decreased as a percentage of revenue from 27.3% for the three months ended March 31, 2007 to 23.4% for the three months ended March 31, 2008. The decrease is mainly on account of the Company’s focus on effective cost management strategies.

     Income tax provision (benefit). The Company recorded an income tax provision of $0.3 million on a pretax income of $2.2 million for the three months ended March 31, 2008 as opposed to an income tax provision of $0.2 million on a pretax loss of $3.2 million for the three months ended March 31, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

Interest expense and other income. The Company recorded a net interest expense of $.0.06 million for the three months ended March 31, 2008 as opposed to $ 0.2 million for the three months ended March 31, 2007. The decrease is mainly on account of reduction in prime rate and average outstanding loan balance with Steel City. The Company recorded other income of $ 0.5 million for the three months ended March 31, 2008 as opposed to $ 0.06 million during the three months ended March 31, 2007. The increase in other income is mainly due to the favorable movement in exchange rates during the three months ended March 31, 2008.

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India; A majority of the total revenue generated in India is derived from providing off shore development and support services to customers through the Company’s affiliated entities in other parts of the world , but predominantly with the United States.

  Europe – includes the operations of the Company in Denmark and the United Kingdom. The European offices are located in Milton Keynes, United Kingdom; and Odense in Denmark

  Japan – includes the operations of the Company in Japan. The office is located in Tokyo, Japan.

     The revenues are attributed to each segment on the basis of the location of the entity which contracts with customer and on the basis of the inter-company agreements between India and other affiliated entities. . The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

INTELLIGROUP, INC.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following discussion compares the segment results of operations for the three months ended March 31, 2008 and 2007.

Revenue. The following table displays revenues by reportable segment (in thousands).

	Three months ended March 31,
	2008		2007
	Dollars	Percentage of	Dollars	Percentage of
		Total		Total
United States	22,366	58.2%	20,553	62.9%
India	10,881	28.3	9,026	27.6
Europe	4,070	10.6	2,409	7.4
Japan	1,136	3.0	713	2.2
Total	38,453	100%	32,701	100%

     US revenue increased by 8.8%, or $1.8 million, from $20.5 million for the three months ended March 31, 2007 to $22.3 million for the three months ended March 31, 2008. The increase is primarily on account of increased demand for the Company’s consulting services in the local ERP markets.

     India revenue increased by 20.6%, or $1.9 million, from $9.0 million for the three months ended March 31, 2007 to $10.8 million for the three months ended March 31, 2008. The increase is attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States. The increase is also attributable to the decrease in the average exchange rate of USD against INR by approximately 15% between March 31, 2007 and March 31, 2008.

     Europe revenue increased by 68.9%, or $1.7 million, from $2.4 million for the three months ended March 31, 2007 to $4.1 million for the three months ended March 31, 2008. The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local SAP market and Novasoft acquisition towards the end of 2007.

     Japan revenue increased by 59.3% or $0.4 million, from $0.7 million for the three months ended March 31, 2007 to $1.1 million for the three months ended March 31, 2008. The increase was due primarily to increased demand for the Company’s consulting services within the local SAP market.

     Operating Loss. The following table displays operating income (loss) by reportable segment (in thousands).

	Three months ended March 31,
	2008	2007
United States	419	(3,475)
India	950	774
Europe	228	(232)
Japan	109	(116)
Total	1,706	(3,049)

     US operating performance improved by $3.9 million from an operating loss of $3.5 million for the three months ended March 31, 2007 to an operating profit of $0.4 million for the three months ended March 31, 2008. The improvement in operating performance was primarily related to an improvement in resource utilization and a decrease in general and administration expenses combined with increased revenues.

     India operating income increased by $0.2 million from an operating profit of $0.8 million for the three months ended March 31, 2007 to an operating profit of $1.0 million for the three months ended March 31, 2008. The increase in operating profit is primarily related to an increase in revenues.

     Europe operating performance increased by $0.4 million from an operating loss of $0.2 million for three months ended March 31, 2007 to an operating profit of $0.2 million for the three months ended March 31, 2008 primarily due to increase in revenues as a result of increased demand for SAP products in the UK region.

     Japan operating performance increased by $0.2 million from an operating loss of $0.1 million for three months ended March 31, 2007 to an operating profit of $0.1 million for the three months ended March 31, 2008 primarily due to increase in revenues as a result of increased demand for SAP products in the Japan region.

INTELLIGROUP, INC.

Liquidity and Capital Resources

Cash Position and Cash Flows

     The Company had cash and cash equivalents of $9.4 million at March 31, 2008 and $8.4 million at December 31, 2007. The Company had working capital of $20.0 million at March 31, 2008 and $18.0 million at December 31, 2007. The increase in working capital resulted primarily from an increase in cash generated from operating activities.

     Cash generated from operating activities was $1.2 million for the three months ended March 31, 2008, resulting primarily from the net profit of $1.8 million.

     The Company invested $0.3 million and $0.4 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the three months ended March 31, 2008 and 2007, respectively.

Credit Facility

     On May 23, 2006, the Company and its wholly-owned subsidiary Empower, Inc. entered into a second amended and restated revolving credit loan and security agreement and second amended and restated revolving secured note (collectively “Credit Agreement”) with Steel City Capital Funding, a division of PNC Bank, National Association (the “Bank.”) The Credit Agreement is comprised of a two year revolving line of credit pursuant to which the Company can borrow up to $15.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) plus two (2%) percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary, as defined). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

     The Company was in compliance with the loan agreement related to the credit facility as of March 31, 2008. The Company estimates undrawn availability under the credit facility to be $11.1 million as of March 31, 2008.

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, IGE received a loan of £1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during the twelve month period ended December 31, 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of ₤500,000 starting October 2008, with interest payable monthly at the rate of 6.75%. The Company has the option to repay this loan earlier and has reflected the entire outstanding balance under Current Liabilities on the Balance Sheet as at March 31, 2008.

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

     The Company’s credit facility expires towards the end of May 2008. We are in the process of negotiating a new or alternate credit facility. While we expect to successfully negotiate additional credit facilities, we cannot provide assurance that such new or alternate credit facility will be available or if available will be on terms favorable to us

     The Company’s 2008 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, the Company may seek additional financing from time to time to fund its cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, the Company is not currently listed on a national stock exchange. Assuming that the Company achieves the revenue and expense targets included in the Company’s operating plan, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

INTELLIGROUP, INC.

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

     The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. As of March 31, 2008, $43.0 million of the foreign currency European Option contracts remain outstanding which are expected to be settled by May 2010. The details of such derivative contracts are given below.

Option Contracts
Notional Amount	$43 million
Rates	INR 39.70 to 43.45
Effective date	05/18/07,11/28/07 and 01/17/08
Maturity Dates	4/28/2008 to 05/26/10
Fair Value	$ 0.8 million

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2008, its disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act .

Changes in Internal Controls

     During the quarter ended March 31, 2008, the Company hired and transitioned to a new Global Finance Controller. Except as noted herein, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

INTELLIGROUP, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

     There is no pending litigation to which the Company is a party or to which any of its property is subject that would have a material impact on its consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation. However the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters could adversely affect its financial condition, results of operations, cash flows and business.

Item 1a. Risk Factors

     There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There are no matters to report subject to this Item for the period ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

     There are no matters to report subject to this Item for the period ended March 31, 2008.

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended March 31, 2008.

     INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2	Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1	Amended and Restated Certificate of Incorporation dated December 27, 2005.

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1	Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2	Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1*	1996 Stock Plan, as amended, of the Company.

10.2*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4*	Employment Agreement dated October 1, 1999 between the Company and Nicholas Visco. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.) See Exhibit 10.23.

10.5*	Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.6	Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.7	Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.8	Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.9	R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.10	ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.11	Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.12	Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.13	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

Exhibit No.	Description of Exhibit
10.14	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.15	Contribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.16	Distribution Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17	Services Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18	Space Sharing Agreement by and among Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19	Tax Sharing Agreement by and between Intelligroup, Inc. and SeraNova, Inc. dated as of January 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20	Amended and Restated Revolving Credit Loan and Security Agreement among the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21	Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of May 31, 2000. (Incorporated by reference to the Company's Report on Form 8-K/A filed September 14, 2000.) See Exhibit 10.22.

10.22	Agreement and Waiver with respect to Amended and Restated Promissory Note by and between the Company and SeraNova, Inc. dated as of September 29, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 2000.) See Exhibit 10.21.

10.23*	First Amendment to Employment Agreement between the Company and Nicholas Visco dated November 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibit 10.4.

10.24	mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.25	Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.26	First Amendment to Loan Documents and Waiver Agreement dated March 27, 2002 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.27*	Amended and Restated Employment Agreement dated September 20, 2002 between the Company and Nagarjun Valluripalli. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28	Second Amendment to Loan Documents and Waiver Agreement dated January 6, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.29	Third Amendment to Loan Documents and Waiver Agreement dated July 31, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2003, filed with the Securities and Exchange Commission on August 5, 2003.)

10.30	Agreement dated August 7, 2003, by and between Intelligroup, Inc. and Ashok Pandey. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 7, 2003, filed with the Securities and Exchange Commission on August 12, 2003.)

10.31*	Employment Agreement dated March 25, 2004 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

10.32	Fourth Amendment to Loan Documents and Waiver Agreement dated October 22, 2003 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Exhibit No.	Description of Exhibit
10.33*	Separation Agreement between Nicholas Visco and Intelligroup, Inc. dated November 24, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2003, filed with the Securities and Exchange Commission on November 24, 2003.)

10.34	Waiver Agreement dated March 22, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.35*	Employment Agreement effective as of April 5, 2004 between the Company and David J. Distel. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.36*	Separation Agreement between the Company and Ed Carr. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, filed with the Securities and Exchange Commission on April 5, 2004.)

10.37*	2004 Equity Incentive Award Plan.

10.38*	Employment Agreement dated July 26, 2004 between the Company and Douglas Berto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2004, filed with the Securities and Exchange Commission on August 23, 2004.)

10.39*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.40	Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.41	Fifth Amendment to Loan Documents and Waiver Agreement dated September 29, 2004 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.42*	Separation Agreement between the Company and David J. Distel dated October 15, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 15, 2004, filed with the Securities and Exchange Commission on October 15, 2004.)

10.43*	Separation Agreement between the Company and Douglas Berto dated December 6, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 10, 2004.)

10.44	Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.45*	Employment Agreement effective June 1, 2005 between the Company and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2005, filed with the Securities and Exchange Commission on June 7, 2005.)

10.46*	Second Amended and Restated Employment Agreement effective June 21, 2005 between the Company and Shirley Spoors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005, filed with the Securities and Exchange Commission on June 27, 2005.)

10.47*	Employment Agreement effective July 1, 2005 between the Company and Ranjit Prithviraj. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.48*	Separation Agreement dated June 29, 2005 between the Company and Christian Misvaer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.49*	Independent Contractor Agreement dated July 1, 2005 between the Company and Pontus, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2005, filed with the Securities and Exchange Commission on July 5, 2005.)

10.50*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

Exhibit No.	Description of Exhibit
10.51*	Sixth Amendment to Loan Documents and Waiver Agreement dated September 30, 2005 between the Company, Empower, Inc. and PNC Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005, filed with the Securities and Exchange Commission on October 6, 2005.)

10.52*	Second Amendment to the 2004 Equity Incentive Award Plan.

10.53	Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.54*	First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

10.55	Second Amended and Restated Revolving Credit Loan and Security Agreement dated May 23, 2006 by and between Intelligroup, Inc., Empower Inc. and Steel City Capital Funding, a division of PNC Bank, National Association. (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.56	Second Amended and Restated Revolving Secured Note dated May 23, 2006. (Incorporated by reference to the Company’s current report on Form 8-K dated May 23, 2006 filed with the Securities and Exchange Commission on May 30, 2006.)

10.57*	Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.58*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.59*	Separation Agreement dated July 21, 2006 by and between Intelligroup, Inc. and Madhu Poomalil. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2006, filed with the Securities and Exchange Commission on July 21, 2006.)

10.60*	Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.61*	Amendment No.3 dated June 8, 2007 to Employment agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati.

10.62	Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007

10.63	Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007

10.64	Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.65	Sales Commission Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd dated June 8, 2007

10.66	Employment Agreement between Intelligroup Asia Pvt. Ltd. and Kalyan Sundaram Mahalingam.

10.67	Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007

10.68	Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007

10.69	Amendment No.1 dated August 22, 2007 to Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.70*	Amendment No.1 dated February 4, 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai.

Exhibit No.	Description of Exhibit
14	Code of Business Conduct and Ethics. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

16.1	Letter dated August 11, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004, filed with the Securities and Exchange Commission on August 11, 2004.)

16.2	Letter dated November 1, 2004 to the Securities and Exchange Commission from Deloitte & Touche LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 26, 2004, filed with the Securities and Exchange Commission on November 1, 2004.)

16.3	Letter dated April 13, 2007 to the Securities and Exchange Commission from JH Cohn LLP. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2007, filed with the Securities and Exchange Commission on April 17, 2007.)

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

† Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of May 2008.

INTELLIGROUP, INC.

Date: May 06, 2008	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: May 06, 2008	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer