Form 10-Q
period 2008-06-30
INTELLIGROUP INC
filed 2008-08-13
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 13, 2008:
Class	Number of Shares

Common Stock, $.01 par value	42,159,857

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (un audited) and December 31, 2007	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six months and	5
	Three Months Ended June 30, 2008 and 2007 (un audited)

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (un audited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1a.	Risk Factors	25

Item 6.	Exhibits	26

Signatures		29

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements.. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 31, 2008 and elsewhere in this quarterly report on Form 10-Q.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except par value)
See accompanying notes

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,100	$8,419
Accounts receivable, less allowance for doubtful accounts of $1,337 and $1,240 as at
June 30, 2008 and December 31, 2007, respectively	25,566	24,493
Unbilled services, less allowance for doubtful accounts of $1294 and $911 as at June 30,
2008 and December 31, 2007 respectively	12,909	11,393
Prepaid expenses	1,002	1,567
Deferred tax asset, current portion	736	589
Other current assets	1,465	1,965
Total current assets	49,778	48,426
Property and equipment, net	5,490	6,470
Goodwill and Intangibles	2,601	3,034
Restricted Cash & Investments	4,559	4,848
Deferred taxes and other assets	3,147	2,684

Total Assets	$65,575	$65,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$3,513	$6,566
Accounts payable	3,034	3,542
Accrued payroll and related taxes	11,318	11,645
Accrued expenses and other current liabilities	4,507	4,878
Deferred revenue	2,833	3,345
Tax Payable	612
Current portion of obligations under capital lease	305	457
Total current liabilities	26,122	30,433

Obligations under capital lease, net of current portion and long term debt	2,267	375
Deferred revenue, net of current portion	741	691
Other long-term liabilities	2,046	579
Total Liabilities	31,176	32,078

Commitments and contingencies

SHARE HOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 50,000 shares authorized and 42,160 shares issued and
outstanding at June 30, 2008 and December 31, 2007.	421	421
Additional paid-in capital	71,675	71,119
Accumulated deficit	(37,791)	(40,789)
Accumulated other comprehensive income	94	2,633
Total shareholders’ equity	34,399	33,384

Total liabilities and shareholders’ equity	$65,575	$65,462

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands except per share data)

See accompanying notes.

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenue	78,590	68,736	40,137	36,035
Cost of revenue	54,128	51,872	27,099	25,632
Gross profit	24,462	16,864	13,038	10,403

Selling, general and administrative expenses	18,668	17,690	9,670	8,779
Depreciation and amortization	1,463	1,239	743	640
Total operating expenses	20,131	18,929	10,413	9,419
Operating Income/(loss)	4,331	(2,065)	2,625	984
Interest expense, net	(180)	(375)	(126)	(182)
Other income / (expense)	(516)	(61)	(1,053)	(124)

Income/(loss) before income tax provision / (benefit)	3,635	(2,501)	1,446	678
Provision for (Benefit of) income taxes	638	449	312	(164)
Net income/(loss)	$2,998	$(2,950)	1,134	842

Income/(Loss) per share:
Basic net income/(loss) per share	$0.07	$(0.07)	$0.03	$0.02
Diluted net income/(loss) per share	$0.07	$(0.07)	$0.03	$0.02

Weighted average number of common shares
outstanding – basic	42,160	41,943	42,160	41,953
Weighted average number of common shares
outstanding – diluted	42,369	$41,943	42,248	41,978

Comprehensive income/(loss)
Net income/(loss)	$2,998	$(2,950)	1,134	842
Other comprehensive income /(loss) - currency
translation adjustments	(2,528)	2,001	(2,081)	1,614

Comprehensive income/(loss)	$470	$(949)	(947)	2,456

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

See accompanying notes.

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities:
Net Profit / (loss)	$2,998	$(2,950)
Adjustments to reconcile net loss to net cash used in operating activities	(1,239)	(839)
Net cash provided by (used in) operating activities	1,759	(3,789)

Cash flows from investing activities:
Purchases of equipment	(295)	(1,042)
Proceeds from sale of equipment	33	24
Purchase of Investments	-	(3,525)
Proceeds from sale of Investments	-	5,230
Net cash provided by (used in) investing activities	(262)	687

Cash flows from financing activities:
Principal payments under capital leases	(365)	(370)
Net proceeds from stock options exercised		85
Net change in line of credit borrowings	(1,052)	(1,592)
Net cash used in financing activities	(1,418)	(1,877)

Effect of foreign currency exchange rate changes on cash	(397)	210

Net (decrease) increase in cash and cash equivalents	(319)	(4,769)
Cash and cash equivalents - beginning of period	8,419	12,277
Cash and cash equivalents - end of period	$8,100	$7,508

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2007.

     The amounts for the December 31, 2007 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

     The results of the Company’s operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

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

     For the six months ended June 30, 2008 and 2007, respectively, options to purchase 1,433,980 and 3,948,454 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive. For the three months ended June 30, 2008 and 2007, respectively, options to purchase, 1,619,532 and 3,948,454 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

     Derivative Instruments

     The Company has entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary. The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense),” on the Company’s consolidated statements of operations and comprehensive income (loss). During the three months June 30, 2008, the Company entered into foreign currency forward contracts totaling $7.75 million to sell US dollars for Indian Rupees. As of June 30, 2008, a total of $34 million of notional amounts under option contracts and $7.75 million under forward contracts remain and are expected to be settled by May 2010.These contracts are expected to be settled monthly over the period until the maturity date. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the prevalent spot rates.

     At June 30, 2008, summary information about the instruments is as follows.

	Option Contracts	Forward Contracts
Notional Amount	$34 million	$7.75 million
Rates	INR 39.70 to 43.45	INR 43.21 to 44.93
Effective date	05/18/07, 11/28/07 and 01/17/08	6/5/2008, 6/6/08 and 6/30/2008
Maturity Dates	7/28/2008 to 05/26/10	12/28/2008 to 12/28/09
Fair Value	$ (1.64) million	$ (0.09) million

     Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.4 million on a pretax income of $1.8 million for the three months ended June 30, 2008 as opposed to an income tax benefit of $0.2 million on pretax income of $0.7 million for the three months ended June 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The assessments demanded an additional tax of INR 30.1 million (or approximately $0.8 million). The amounts were deposited by the Company under protest and were fully reserved for. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.5 million of the amount deposited. The Company expects a similar judgment for the remaining of the fiscal years.

     U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties.

     During the three months ended June 30, 2008, the company received an assessment order for the fiscal year ending March 31, 2005, challenging application of some of its Indian subsidiary’s transfer pricing policies. No additional tax demands have been made by the India Income Tax Authorities as yet. The Indian tax authorities are examining income tax returns for other tax years.

     Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters its unaudited condensed consolidated financial statements.

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

     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used is equal to the yield on high quality fixed income investments in India at the measurement date. The expected rate of return on plan assets is estimated based on available market information, Indian law which regulates such investments and historical returns. The measurement date for these employee retirement benefits coincides with reporting date of the financial statements.

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 6. The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.

     There were six share-based payment awards granted in the three months ended June 30, 2008. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. There were no options exercised during the three months ended June 30, 2008 and there were 5 options exercised during the three months ended June 30, 2007.

Reclassifications

     As at December 31, 2007, the $ 3 million (£ 1.5 million) received from Lloyds Bank was included in short tem liabilities as it was Company’s intent to repay the full amount in 2008. Two million dollars (£ 1 million) of such loan is now reclassified under long term liabilities as the Company is not required and no longer intends to repay this amount within the next 12 months.

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 5.0% as of June 30, 2008, minus 0.85%. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of June 30, 2008.

     As of June 30, 2008, the Company had $2.5 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $7.5 million as of June 30, 2008.

     On October 1, 2007, the Company’s subsidiaries Intelligroup Europe Ltd (“IGE”) and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of three million one hundred thousand dollars ($3,100,000) ("Novasoft Acquisition").

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, Intelligroup Europe Limited (“IGE”) received a loan of £1.5,million from Lloyds Bank PLC “Lloyds Bank TBS” during 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of £0.5 million starting October 2008, with interest payable monthly at the rate of 6.75% APR

NOTE 4- RESTRICTED CASH AND INVESTMENTS

     Restricted Cash

     During October 2007 “Intelligroup Asia Private Limited” (“IGA”) a wholly owned subsidiary of Intelligroup Inc. placed a hundred and ten percent margin money deposits with Citibank N.A (Citibank) against a stand by letter of credit issued by Citibank to Lloyds’ Bank TSB, London in connection with the Novasoft Acquisition. This margin money deposit has been classified under restricted cash on the balance sheet as on June 30, 2008. In addition IGA has few investments primarily in non convertible debentures which it has placed with Citibank as a lien against the derivative contracts which IGA has in place with Citibank. The various components of restricted cash consist of the following as on June 30, 2008

Kind of Cash	Restricted against	in thousands
Fixed Deposit	Letter of credit to Lloyds Bank TSB	1,153
Investments	Letter of credit to Lloyds Bank TSB	2,334
Fixed Deposit	Lien against derivative contracts	805
Fixed Deposit	Against various statutory and customer related	267
	compliances
Total		4,559

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 5- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $357,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $40,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $7,000). Rent paid for the three months ended June 30, 2008 towards the said lease was 7.3 million rupees (approximately $170,000). There are no advance lease rentals as of June 30, 2008.

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

NOTE 7- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $0.6 million for the six months ended June 30, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first three months of 2008, due to its history of net operating losses. No options were exercised during the six months ended June 30, 2008.

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
JUNE 30, 2008 AND 2007

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

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2008	2007	2008	2007
Expected Volatility	83.86%	87.78%	83.86-84.69%	87.78-88.7%
Expected Lives(years)	6.0625	6.0625	6.0625	6.0625
Risk free Interest Rate	3.50%	5.00%	2.80-3.50%	4.49-5.00%
Expected Dividends	0%	0%	0%	0%

     The weighted average grant date fair value of options granted during the three months ended June 30, 2008 and 2007 was $1.26 and $0.88, respectively and $1.49 and $0.93 for the six month ended June 30, 2008 and 2007 respectively.

     As of June 30, 2008, there was $1.7 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

     Share-Based Compensation Plans (Continued)

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the six and three months ended June 30, 2008 and June 30, 2007 (in thousands except per share information):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Cost of Revenue	$204	$280	$73	$119
Selling, general and administrative expenses	351	339	188	175
Decrease in net income / Increase to net loss	$555	$619	$261	$294

Change in income / loss per share:
Basic	$0.01	(0.01)	$0.01	(0.01)
Diluted	$0.01	(0.01)	$0.01	(0.01)

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

     Accordingly, the Company’s consolidated operating results for the three and six months ended June 30, 2008 and 2007 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total
Three Months ended June 30, 2008
Revenue	23,064	11,904	4,008	1,161	40,137
Operating Income / (Loss)	811	1,705	325	(217)	2,625
Income Tax Expense	54	223	35	-	312
Net Income / (Loss)	901	294	285	(346)	1,134
Three Months ended June 30, 2007
Revenue	21,895	10,181	3,171	788	36,035
Operating Income / (Loss)	(594)	1,222	366	(10)	984
Income Tax Expense	(447)	283	-	-	(164)
Net Income / (Loss)	(142)	655	411	(82)	842

Six Months ended June 30, 2008
Revenue	45,430	22,785	8,077	2,298	78,590
Operating Income / (Loss)	1,230	2,655	554	(108)	4,331
Income Tax Expense	46	493	99	-	638
Net Income / (Loss)	1,423	1,013	566	(3)	2,998
Property & Equipment, net	505	2,596	2,331	58	5,490
Total Assets	35,618	16,740	11,198	2,019	65,575
Six Months ended June 30, 2007
Revenue	42,448	19,207	5,580	1,501	68,736
Operating Income / (Loss)	(4,069)	1,996	135	(127)	(2,065)
Income Tax Expense	(442)	891	-	-	449
Net Income / (Loss)	(3,615)	695	148	(178)	(2,950)
Property & Equipment, net	980	7,138	1,445	132	9,695
Total Assets	31,715	15,274	4,229	1,157	52,375

NOTE 9- COMMITMENTS AND CONTINGENCIES

     On July 5, 2000, the Company distributed SeraNova common stock to its shareholders in a transaction that was structured to be and was reported as a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code (“IRC Section 355”). For distributions of stock qualifying under IRC Section 355, neither the Company nor the Company’s shareholders recognize any gain or income in connection with the transaction for US federal income tax purposes. The Company and SeraNova executed a Tax Sharing Agreement, dated January 1, 2000 (“Tax Sharing Agreement”), whereby SeraNova would indemnify the Company for any tax liabilities in the event a future transaction of SeraNova results in the spin-off is being deemed a taxable event. On October 27, 2000, SeraNova and Silverline Technologies, Inc. announced that they had entered into an agreement and plan of merger, under which Silverline Technologies, Inc. would acquire control of SeraNova in exchange for American depository shares of Silverline. Subsequently, SeraNova and Silverline Technologies, Inc. filed for Chapter 7 Bankruptcy on August 8, 2003. As a condition to the distribution, SeraNova management represented that there was no present plan, nor intent to enter into a subsequent transaction that would disturb the intended tax–free nature of the distribution.

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million as at June 30, 2008, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

Employment Agreements

     As of June 30, 2008, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.0 million. In addition, IGA had entered into Severance Packages totaling approximately $0.7 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.7 million to such individuals.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (“FAS”) issued FAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provide guidance how to measure fair value by providing a fair value hierarchy used to clarify the source of information. SFAS 157-2 which delayed the effective date of SFAS 157 for all non financial assets and non financial liabilities, except that those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually ). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted FAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS 157 for financial instruments which are periodically measured at fair value did not have any significant impact on earnings nor the financial position since the fair values of the Company’s financial assets and liabilities (consisting primarily of its foreign exchange option contracts and certain market securities) are based either on observable market prices or on other observable inputs. In February 2007, the FASB issued FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB 115 (“SFAS 159”) which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. SFAS 159 also establishes additional disclosure requirements. FAS159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

     In December 2007, the FASB issued FAS No.141 (revised 2007), Business Combinations (“FAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

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

     In May 2008, The FASB issued SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles. FAS 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non governmental entities. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

     In May 2008, The FASB issued SFAS 163 – Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

NOTE 11- OTHER INCOME/ (EXPENSE)

     Other income/ (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

     For the three months ended June 30, 2008 and 2007, the Company recorded transaction losses of approximately $1.4 million and $0.3 million, as a result of currency translation on account of currency fluctuations in Asia and Europe. $2.4 million loss was on account of Company’s mark to market strategy of derivative instruments due to the decline of the value of the Indian Rupee against the U.S. dollar during the quarter. Additionally, for the three months ended June 30, 2008 the Company recorded sublease income, dividend income and other items of approximately $0.4 million compared with $0.2 million for the three months ended June 30, 2007.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 11- OTHER INCOME/ (EXPENSE) - (CONTINUED)

     For the six months ended June 30, 2008 and 2007, the Company recorded transaction losses of approximately $1.1 million and $0.5 million, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe. Additionally, for the six months ended June 30, 2008 the Company recorded sublease income, dividend income and other items of approximately $0.5 million compared with $0.4 million for the three months ended June 30, 2007.

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

     Net gratuity cost includes the following components:

	Six Months Ended		Three Months Ended
	30-Jun	30-Jun	30-Jun	30-Jun
	2008	2007	2008	2007
Service Cost	$79	$80	$37	$35
Interest Cost	21	23	10	44
Actuarial (Gain) / Loss	23	(3)	75	(3)
Expected Return on Assets	(0)	0	0	0
Net Gratuity Cost	$123	$100	$123	$76

NOTE 13- OTHER COMPREHENSIVE INCOME/(LOSS)

     The changes in Other Comprehensive Income (Loss) are mainly due to the foreign currency translation adjustments of overseas subsidiaries.

     For the three months ended June 30, 2008, the Company recorded other comprehensive loss due to translation adjustment of approximately $2.5 million on account of currency fluctuations in Asia and Europe. Other comprehensive income of approximately $2.0 million was recorded for the three month ended June 30, 2007.

     For the six months ended June 30, 2008, the Company recorded other comprehensive loss due to translation adjustment of approximately $2.1 million on account of currency fluctuations in Asia and Europe. Other comprehensive income of approximately $1.6 million was recorded for the six month ended June 30, 2007.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. “Financial Information”. This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

     Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond its control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through its use of words such as “may,” “will,” “can” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future.

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

  We may be subject to increased tax liabilities, including if the spin-off in 2000 of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million. In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to the us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 10 to the financial statements on in our annual report on Form 10-K for the year ended December 31, 2007; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and other reports that we file with the Securities and Exchange Commission.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Overview

     The Company plans, consults, builds and manages ERP solutions based on SAP, Oracle, PeopleSoft and Microsoft applications and technology platforms and also provide services around business intelligence, ERP Infrastructure Management, E-Business ERP Integration, ERP Testing, Application Management & Support and business process outsourcing or “BPO” and knowledge process outsourcing or “KPO”.

     The Company helps its customers align and optimize their technology platforms, primarily their enterprise resource planning or “ERP” systems, with their businesses. Such systems have increasingly become mission critical for companies with revenues of between $500 million and $5 billion (“Mid-Tier Market”) or more, as these systems are used to help them drive greater revenue and productivity as well as to better manage and control costs.

     The Company has worked to position itself as the “go-to” partner for companies looking for an ERP and extended ERP solutions partner particularly for Mid-Tier Market and that positioning provides it with an important competitive edge. This positioning is reflected in the fact that over 90% of our business is generated from ERP-driven projects.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the six months ended June 30 2008 and 2007, revenue derived from projects under fixed price contracts represented approximately 28% and 39% respectively of the Company’s total revenue. No single fixed price project was material to the Company’s business during the six months ended June 30, 2008 or 2007. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the six months ended June 30, 2008 and 2007, the Company’s ten largest customers accounted for in the aggregate approximately 37% and 40% of its revenue, respectively. During the three and six months ended June 30, 2008 no single customer accounted for 10% or more of revenues. For the six months ended June 30, 2008 and 2007, 16% and 13%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Software Partners

     For the three and six months ended June 30, 2008 and 2007 the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

	Percentage of Revenues
	Three Months ended		Six Months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
SAP	78%	75%	79%	74%
PeopleSoft	3%	9%	3%	9%
Oracle	9%	6%	7%	7%
e-Business	4%	6%	5%	5%
Others	6%	4%	6%	5%
Total	100%	100%	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Edison (New Jersey), and branch offices in Atlanta, GA, Naperville IL and Milpitas CA. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan. The Company is in the process of moving its headquarters to Princeton, NJ during the third quarter of 2008.

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – Six months ended June 30, 2008 compared to six months ended June 30, 2007.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue

	Percentage of Revenue
	Six months ended June 30,
	2008	2007
Revenue	100.0%	100.0%
Cost of Revenues	68.9	75.5
Gross Profit	31.1	24.5

Selling general and administrative expenses	23.8	25.7
Depreciation and amortization	1.8	1.8
Total operating expenses	25.6	27.5
Operating Gain /(Loss)	5.5	(3.1)
Interest Expense	(0.2)	(0.5)
Other Income	(0.7)	-
Income / (Loss) before income tax provision (benefit)	4.6	(3.6)
Income Tax	0.8	0.7
Net income / (loss)	3.8%	(4.3)%

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

     The following discussion compares the consolidated results of operations for the six months ended June 30, 2008 and 2007.

     Revenue. Total revenue increased by 14.3% or $9.8 million, from $68.7 million for the six months ended June 30, 2007 to $78.6 million for the six months ended June 30, 2008. The increase is primarily due to continued new business wins primarily from customers in the mid-tier market and continued or steady business with existing customers. The revenue derived from consulting services related to SAP, Oracle and other applications grew while the revenue generated from consulting services related to PeopleSoft applications continued to decline. We expect that revenue derived from services related to PeopleSoft applications will continue to decline.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 4.0% or $2.2 million, from $51.9 million for the six months ended June 30, 2007 to $54.1 million for the six months ended June 30, 2008, due primarily to the increase in headcount and related compensation and travel related costs for consultants. The Company’s gross profit increased by 45.0% or $7.6 million, from $16.8 million for the six months ended June 30, 2007 to $24.4 million for the six months ended June 30, 2008. Gross margin increased from 24.5% for the six months ended June 30, 2007 to 31.1% for the six months ended June 30, 2008. The increase in gross profit and gross margin is primarily due to the combination of increased revenues combined with improved resource management and utilization as well as efforts to contain non project costs

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 6.3%, or $1.2 million, from $18.9 million for the six months ended June 30, 2007 to $20.1 million for the six months ended June 30, 2008 resulting primarily from investments the Company made to support growth in the business and decreased as a percentage of revenue from 27.5% for the six months ended June 30, 2007 to 25.6% for the six months ended June 30, 2008. The decrease as a percentage of revenue is mainly on account of the Company’s focus on driving increased operational efficiencies through effective cost management strategies.

     Income tax provision (benefit). The Company recorded an income tax provision of $0.6 million on a pretax income of $3.6 million for the six months ended June 30, 2008 as opposed to an income tax provision of $0.4 million on a pretax loss of $2.5 million for the six months ended June 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     Interest expense and other income. The Company recorded a net interest expense of $.0.2 million for the six months ended June 30, 2008 as opposed to $ 0.4 million for the six months ended June 30, 2007. The decrease is mainly on account of reduction in prime rate and average outstanding loan balance with the principal lender. The Company recorded other expenses of $ 0.5 million for the six months ended June 30, 2008 as opposed to $ 0.01 million during the six months ended June 30, 2007. The increase in other expense is mainly reflecting an impact from the Company’s mark to market strategy of its derivative instruments due to the unexpected decline of the value of the Rupee versus the U.S. dollar in second quarter of 2008. While hedging is an important long-term risk management practice and an integral component of onshore/offshore businesses, increasing fluctuations in foreign exchange markets can still result in volatility in quarterly and year-to-date operating results.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - Consolidated– Three months ended June 30, 2008 compared to three months ended June 30, 2007.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three months ended June 30,
	2008	2007
Revenue	100.0%	100.0%
Cost of Revenues	67.5	71.1
Gross Profit	32.5	28.9

Selling general and administrative expenses	24.1	24.4
Depreciation and amortization	1.8	1.8
Total operating expenses	25.9	26.2
Operating Income	6.6	2.7
Interest Expense	(0.3)	(0.5)
Other Income (Expense)	(2.7)	(0.3)
Income before income tax provision (benefit)	3.6	1.9
Income Tax Provision (Benefit)	0.8	(0.5)
Net income	2.8%	2.4%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

     The following discussion compares the consolidated results of operations for the Three months ended June 30, 2008 and 2007.

     Revenue. Total revenue increased by 11.4% or $4.1 million, from $36.0 million for the three months ended June 30, 2007 to $40.1 million for the three months ended June 30, 2008. The increase is primarily due to continued new business wins primarily from customers in the mid-tier market and continued or steady business with existing customers. The revenue derived from consulting services related to SAP, Oracle and other applications grew while the revenue generated from consulting services related to PeopleSoft applications continued to decline. We expect that revenue derived from services related to PeopleSoft applications will continue to decline.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 6.0% or $1.5 million, from $25.6 million for the three months ended June 30, 2007 to $27.1 million for the three months ended June 30, 2008, due primarily to the increase in headcount and related compensation and travel related costs for consultants. The Company’s gross profit increased by 25.0% or $2.6 million, from $10.4 million for the three months ended June 30, 2007 to $13.0 million for the three months ended June 30, 2008. Gross margin increased from 28.9% for the three months ended June 30, 2008 to 32.5% for the three months ended June 30, 2008. The increase in gross profit and gross margin is primarily due to the combination of increased revenues combined with improved resource management and utilization as well as efforts to contain non project costs

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 10.6%, or $1.0 million, from $9.4 million for the three months ended June 30, 2007 to $10.4 million for the three months ended June 30, 2008 resulting primarily from investments the Company made to support growth in the business and decreased marginally as a percentage of revenue from 26.1% for the three months ended June 30, 2007 to 25.9% for the three months ended June 30, 2008.

     Income tax provision (benefit). The Company recorded an income tax provision of $0.3 million on a pretax income of $1.4 million for the three months ended June 30, 2008 as opposed to an income tax benefit of $0.2 million on a pretax income of $0.7 million for the three months ended June 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     Interest expense and other income. The Company recorded a net interest expense of $0.1 million for the three months ended June 30, 2008 as opposed to $ 0.2 million for the three months ended June 30, 2007. The decrease is mainly on account of reduction in prime rate and average outstanding loan balance with the principal lender. The Company recorded other expenses of $ 1.1 million for the three months ended June 30, 2008 as opposed to $ 0.1 million during the three months ended June 30, 2007. The increase in other expense is mainly reflecting an impact from the Company’s mark to market strategy of its derivative instruments due to the unexpected decline of the value of the Rupee versus the U.S. dollar in the second quarter of 2008. While hedging is an important long-term risk management practice and an integral component of onshore/offshore businesses, increasing fluctuations in foreign exchange markets can still result in volatility in quarterly operating results.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

     The revenues are attributed to each segment on the basis of the location of the entity which contracts with the customer and on the basis of the inter-company agreements between India and other affiliated entities. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

     The following discussion compares the segment results of operations for the six months ended June 30, 2008 and 2007.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Six months ended June 30,
	2008		2007
	Dollars	Percentage of	Dollars	Percentage of
		Total		Total
United States	$45,430	57.8%	$42,448	61.8%
India	22,785	29.0	19,207	27.9
Europe	8,077	10.3	5,580	8.1
Japan	2,298	2.9	1,501	2.2
Total	$78,590	100%	$68,736	100%

     US revenue increased by 7.0% or $3.0 million, from $42.4 million for the six months ended June 30, 2007 to $45.4 million for the six months ended June 30, 2008. The increase is primarily on account of continued new business wins primarily with customers in the mid-tier market, and from steady or increased sales to existing customers.

     India revenue increased by 18.8%, or $3.6 million, from $19.2 million for the six months ended June 30, 2007 to $22.8 million for the six months ended June 30, 2008. The increase is attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

     Europe revenue increased by 44.6% or $2.5 million, from $5.6 million for the six months ended June 30, 2007 to $8.1 million for the six months ended June 30, 2008. The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local ERP market and the expanded customer base due to the Novasoft acquisition towards the end of 2007.

     Japan revenue increased by 53.3% or $0.8 million, from $1.5 million for the six months ended June 30, 2007 to $2.3 million for the six months ended June 30, 2008. The increase was due primarily to increased demand for the Company’s consulting services within the local ERP market.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands)

	Six months ended June 30,
	2008	2007
United States	$1,230	($4,069)
India	2,655	1,996
Europe	554	135
Japan	(108)	(127)
Total	$4,331	($2,065)

     US operating performance improved by $5.3 million from an operating loss of $4.1 million for the six months ended June 30, 2007 to an operating profit of $1.2 million for the six months ended June 30, 2008. The improvement in operating performance was primarily related to an improvement in resource utilization and a decrease in general and administration expenses combined with increased revenues.

     India operating income increased by $0.7 million from an operating profit of $2.0 million for the six months ended June 30, 2007 to an operating profit of $2.7 million for the six months ended June 30, 2008. The increase in operating profit is primarily related to an increase in revenues.

     Europe operating performance increased by $0.5 million from an operating profit of $0.1 million for six months ended June 30, 2007 to an operating profit of $0.6 million for the six months ended June 30, 2008 primarily due to increase in revenues as a result of increased demand for ERP products in the region and expanded customer base due to the Novasoft acquisition towards the end of 2007

     Japan operating performance remained at an operating loss of $0.1 million for six months ended June 30, 2007 and 2008 as its operating expenses increased proportionately to its increase in revenues.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

     The following discussion compares the segment results of operations for the three months ended June 30, 2008 and 2007.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Three months ended June 30,
	2008		2007
	Dollars	Percentage of	Dollars	Percentage of
		Total		Total
United States	23,064	57.5%	21,895	60.8%
India	11,904	29.7	10,181	28.3
Europe	4,008	10.0	3,171	8.8
Japan	1,161	2.9	788	2.2
Total	40,137	100%	36,035	100%

     US revenue increased by 5.3% or $1.2 million, from $21.9 million for the three months ended June 30, 2007 to $23.1 million for the three months ended June 30, 2008. The increase is primarily on account of continued new business wins primarily with customers in the mid-tier market, and from steady or increased sales to existing customers.

     India revenue increased by 16.9%, or $1.7 million, from $10.2 million for the three months ended June 30, 2007 to $11.9 million for the three months ended June 30, 2008. The increase is attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

     Europe revenue increased by 25.% or $0.8 million, from $3.2 million for the three months ended June 30, 2007 to $4.0 million for the three months ended June 30, 2008. The increase in Europe revenue results primarily from increased demand for the Company’s consulting services in the local ERP market and the expanded customer base due to the Novasoft acquisition towards the end of 2007.

     Japan revenue increased by 47.3% or $0.4 million, from $0.8 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008. The increase was due primarily to increased demand for the Company’s consulting services within the local ERP market.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Three months ended June 30,
	2008	2007
United States	$811	($594)
India	1,705	1,222
Europe	326	367
Japan	(217)	(10)
Total	$2,625	$985

     US operating performance improved by $1.4 million from an operating loss of $0.6 million for the three months ended June 30, 2007 to an operating profit of $0.8 million for the three months ended June 30, 2008. The improvement in operating performance was primarily related to an improvement in resource utilization and a decrease in general and administration expenses combined with increased revenues.

     India operating income increased by $0.5 million from an operating profit of $1.2 million for the three months ended June 30, 2007 to an operating profit of $1.7 million for the three months ended June 30, 2008. The increase in operating profit is primarily related to an increase in revenues.

     Europe operating performance remained at an operating profit of $0.3 million for three months ended June 30, 2007 and 2008.

     Japan operating performance decreased by $0.2 million from a break even for the three months ended June 30, 2007 to an operating loss of $0.2 million for three months ended June 30, 2008 primarily due to increase in its operating costs.

Liquidity and Capital Resources

Cash Position and Cash Flows

     The Company had cash and cash equivalents of $8.1 million at June 30, 2008 and $8.4 million at December 31, 2007. The Company had working capital of $23.7 million at June 30, 2008 and $18.0 million at December 31, 2007. The increase in working capital resulted primarily from reclassifying UK Loan amounting to $2 million from short term to long term liabilities.

     Cash generated from operating activities was $1.8 million for the six months ended June 30, 2008, resulting primarily from the net profit of $3.0 million. Cash used in operating activities was $3.8 millions for the six month ended June 30, 2007, resulting primarily from the net loss of $3.0 million during the period.

     The Company invested $0.3 million and $1.0 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the six months ended June 30, 2008 and 2007, respectively. Net cash provided by investments was $1.7 million during the six month ended June 30, 2007 while there was no purchase or sale of investment instruments during the six month ended June 30, 2008.

     Cash used in financing activities was $1.4 million and $1.9 million during the six month ended June 30, 2008 and June 30, 2007 respectively resulting primarily from repayment of line of credit borrowings.

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 5.0% as of June 30, 2008, minus 0.85%. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of June 30, 2008.

     As of June 30, 2008, the Company had $2.5 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $7.5 million as of June 30, 2008.

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, IGE received a loan (“UK Loan”) of £1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during the twelve month period ended December 31, 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of £500,000 starting October 2008, with interest payable monthly at the rate of 6.75% APR

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Cash to Fund Operating Activities

     The Company relies on the cash generated by operating activities, cash on hand and the financing available under its credit facility to fund ongoing operations. The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations. The Company’s operating plan depends on continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of any default on such covenants to maintain its line of credit with the Bank. Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with the applicable financial covenants under its credit agreement or obtain waivers of any defaults.

     The Company’s 2008 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, the Company may seek additional financing from time to time to fund its cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, the Company is not currently listed on a national stock exchange. Based on the revenue and expense targets included in the Company’s operating plan for 2008, management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation or interest rate changes have historically had a material effect on its revenues or results of operations. However, significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could favorably or adversely impact the Company’s revenues and results of operations in the future. Currency fluctuations have historically had and will continue to have an impact on the Company’s operations. If there is a material change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change could materially affect the result of the Company’s European and/or Asian operations as reflected in the Company’s consolidated financial statements.

     The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. As of June 30, 2008, $34.0 million of the foreign currency European Option contracts and $7.75 million foreign currency forward contracts remain outstanding which are expected to be settled by May 2010. The details of such derivative contracts are given below.

	Option Contracts	Forward Contracts
Notional Amount	$34 million	$7.75 million
Rates	INR 39.70 to 43.45	INR 43.29 to 44.93
Effective date	05/18/07, 11/28/07 and 01/17/08	6/5/2008, 6/6/08 and 6/30/2008
Maturity Dates	7/28/2008 to 05/26/10	12/28/2008 to 12/28/09
Fair Value	$ (1.64) million	$ (0.09) million

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2008, its disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that materially effected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1a. Risk Factors

     There have been no material changes to the Company’s risk factors previously disclosed in its annual report on Form 10-K for the period ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There are no matters to report subject to this Item for the period ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

     There are no matters to report subject to this Item for the period ended June 30, 2008.

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended June 30, 2008.

Item 6. Exhibits

     See exhibit index hereto, which is incorporated by reference herein.

INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2	Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1	Amended and Restated Certificate of Incorporation dated December 27, 2005.

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1	Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2	Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1*	1996 Stock Plan, as amended, of the Company.

10.2*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4*	Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.5	Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.6	Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.7	Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.8	R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.9	ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.10	Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.11	Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.12	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

Exhibit No.	Description of Exhibit
10.13	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.14	mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.15	Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.16	2004 Equity Incentive Award Plan.

10.17	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.18	Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.19	Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.20	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.21	Second Amendment to the 2004 Equity Incentive Award Plan.

10.22	Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.23	First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

10.24	Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.25	Third Amendment to the 2004 Equity Incentive Award Plan.

10.26	Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.27	Amendment No.3 dated June 8, 2007 to Employment agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 13, 2007.)

10.28	Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.29	Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.30	Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.31	Employment Agreement between Intelligroup Asia Pvt. Ltd. and Kalyan Sundaram Mahalingam. (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008).

Exhibit No.	Description of Exhibit
10.32	Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007 . (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.33	Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.34	Amendment No.1 dated August 22, 2007 to Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.35	Amendment No.1 dated February 4, 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2008, filed with the Securities and Exchange Commission on February 4, 2008.)

10.36	Revolving Credit and Security Agreement dated May 22, 2008 by and between Intelligroup Inc., Empower Inc. and HSBC Bank USA, National Association (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008, filed with the Securities and Exchange Commission on May 28, 2008.)

10.37	Revolving Promissory Note dated May 22, 2008 (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008 filed with the Securities and Exchange Commission on May 28, 2008.)

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

† Filed herewith. All other exhibits previously filed.

INTELLIGROUP, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2008.

INTELLIGROUP, INC.

Date: August 13, 2008	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer