Form 10-Q
period 2008-09-30
INTELLIGROUP INC
filed 2008-11-12
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 0-20943
INTELLIGROUP, INC.

(Exact Name of Registrant as Specified In Its Charter)

New Jersey	11-2880025

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Independence Way, Suite 220, Princeton, New Jersey	08540

(Address of Principal Executive Offices)	(Zip Code)

(646) 810-7400

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 7, 2008:
Class	Number of Shares

Common Stock, $.01 par value	42,171,515

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 31, 2008 and elsewhere in this quarterly report on Form 10-Q.

PART I FINANCIAL STATEMENTS

ITEM 1.

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except par value)

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,737	$8,419
Accounts receivable, less allowance for doubtful accounts of $1,612 and $1,240 at
September 30, 2008 and December 31, 2007, respectively	22,320	24,493
Unbilled services, less allowance for doubtful accounts of $911 as at September 30,
2008 and December 31, 2007	16,126	11,393
Prepaid expenses & taxes	1,841	1,567
Deferred tax asset, current portion	701	589
Other current assets	1,043	1,965
Total current assets	50,768	48,426
Property and equipment, net	4,315	6,470
Goodwill and Intangibles	2,512	3,034
Restricted Cash & Investments	3,983	4,848
Deferred taxes and other assets	2,779	2,684

Total Assets	$64,357	$65,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$2,852	$6,566
Accounts payable	4,397	3,542
Accrued payroll and related taxes	11,759	11,645
Accrued expenses and other current liabilities	5,844	4,878
Deferred revenue	1,287	3,345
Tax Payable	1,287
Current portion of obligations under capital lease	226	457
Total current liabilities	27,652	30,433

Obligations under capital lease, net of current portion and long term debt	253	375
Deferred revenue, net of current portion	524	691
Other long-term liabilities	1,200	579
Total Liabilities	29,629	32,078

Commitments and contingencies

SHARE HOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized and 42,172,000 shares issued and outstanding at September 30, 2008 and 42,160,000 shares issued and
outstanding at December 31, 2007.	421	421
Additional paid-in capital	71,927	71,119
Accumulated deficit	(35,095)	(40,789)
Accumulated other comprehensive income	(2,525)	2,633
Total shareholders’ equity	34,728	33,384

Total liabilities and shareholders’ equity	$64,357	$65,462

See accompanying notes

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands except per share data)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30
	2008	2007	2008	2007
Revenue	$119,797	$106,745	$41,207	$38,010
Cost of revenue	82,453	78,817	28,326	26,945
Gross profit	37,344	27,928	12,881	11,065

Selling, general and administrative expenses	27,466	26,087	8,798	8,397
Depreciation and amortization	1,685	1,799	222	560
Total operating expenses	29,151	27,886	9,020	8,957
Operating Income	8,193	42	3,861	2,108
Interest Income / (expense), net	(168)	(516)	12	(142)
Other income / (expense)	(1,236)	756	(720)	817
Income before income tax provision	6,788	282	3,153	2,783
Provision for income taxes	1,094	631	456	182
Net income/(loss)	$5,694	$(349)	$2,696	$2,601

Income/(Loss) per share:
Basic net income/(loss) per share	$0.14	$(0.01)	$0.06	$0.06
Diluted net income/(loss) per share	$0.13	$(0.01)	$0.06	$0.06

Weighted average number of common shares
outstanding – basic	42,160	41,988	42,160	42,078
Weighted average number of common shares
outstanding – diluted	42,439	41,988	42,580	42,181

Comprehensive income
Net income/(loss)	$5,694	$(349)	$2,696	$2,601
Other comprehensive income /(loss) -
currency translation adjustments	$(5,158)	$2,389	$(2,619)	$388

Comprehensive income	$536	$2,040	$77	$2,989

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED SEP 30
	2008	2007
Cash flows from operating activities:
Net Income / (loss)	$5,694	$(349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,917	2,045
Provision for doubtful accounts and advances	664	70
Stock compensation expense	792	859
Exchange (gain) loss	1,370	1,143
Deferred taxes	(1,732)	(116)
Changes in operating assets and liabilities:
Accounts receivable	900	(971)
Unbilled services	(4,931)	(1,638)
Prepaid expenses and other current assets	(762)	(404)
Other assets	(232)	386
Restricted Cash	62	(503)
Accounts payable	(1,351)	287
Accrued payroll and related taxes	615	190
Accrued expenses and other current liabilities	1,246	52
Deferred revenue and advanced payments	(1,198)	(354)
Income taxes payable	2,368	(243)
Other long-term liabilities	(110)	598
Net cash provided by operating activities	$5,312	$1,050

Cash flows from investing activities:
Purchase of property and equipment	$(758)	$(2,308)
Proceeds from sale of equipment	74	36
Purchases of investments	-	(6,290)
Proceeds from sale of Investments	-	7,136
Acquisition of businesses	-	(3,013)
Net cash used in investing activities	$(684)	$(4,439)
Cash flows from financing activities:
Principal payments under capital leases	$(533)	$(575)
Proceeds from exercise of stock options	15	240
Net change in line of credit borrowings	(3,441)	(965)
Net cash used in financing activities	$(3,959)	$(1,300)
Effect of foreign currency exchange rate changes on cash	$(351)	$324

Net increase (decrease) in cash and cash equivalents	318	(4,366)
Cash and cash equivalents - beginning of year	$8,419	$12,277
Cash and cash equivalents - end of the period	$8,737	$7,911

See accompanying notes.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008 AND 2007

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2007.

     The amounts for the December 31, 2007 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

     The results of the Company’s operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings (loss) per Common Share

     Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the outstanding options exceeds the current market value or the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     For the three months ended September 30, 2008 and 2007, respectively, options to purchase 1,291,054 and 1,404,198 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, respectively, options to purchase, 335,138 and 2,048,372 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

     Derivative Instruments

     The Company has entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary. The foreign currency derivative contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense),” on the Company’s consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2008, the Company entered into foreign currency forward contracts totaling $4.80 million to sell US dollars for Indian Rupees. As of September 30, 2008, a total of $25 million of notional amounts under option contracts and $12.55 million under forward contracts remain and are expected to be settled by May 2010. These contracts are expected to be settled monthly over the period until the maturity date. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the prevalent spot rates.

     At September 30, 2008, summary information about the instruments is as follows.

	Option Contracts	Forward Contracts
Notional Amount	$25 million	$12.55 million
Rates	INR 39.70 to 43.45	INR 43.21 to 44.93
Effective date	05/18/07, 11/28/07 and 01/17/08	6/5/2008,6/6/08,6/30/2008,
8/14/2008 and 8/20/2008
Maturity Dates	10/28/2008 to 05/26/10	12/30/2008 to 12/30/09
Fair Value	$ (2.4) million	$ (0.8) million

     Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.5 million on a pretax income of $3.2 million for the three months ended September 30, 2008 as opposed to an income tax expense of $0.2 million on pretax income of $2.8 million for the three months ended September 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The assessments demanded an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest and were fully reserved for. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.5 million of the amount deposited. The Company expects a similar judgment for the remaining of the fiscal years. While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that had earlier been allowed to the Company. The Company has appealed against this order and expects a favorable decision. This has however, been fully reserved for as at September 30, 2008.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     During the second quarter of 2008, the company received an assessment order for the fiscal year ending March 31, 2005, challenging application of some of its Indian subsidiary’s transfer pricing policies. No additional tax demands have been made by the India Income Tax Authorities as yet. The Indian tax authorities are examining income tax returns for other tax years.

     Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters its unaudited condensed consolidated financial statements.

     Goodwill and Intangibles

     As reported in Note 3 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2007, on October 1, 2007, the Company’s wholly owned subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd acquired certain assets including without limitation customer contracts, fixed assets and employees from ISG Novasoft Technologies Limited (“Novasoft India”) and Novasoft Information Technology (Europe) Ltd., (“Novasoft Europe”) for an aggregate purchase price of three million one hundred thousand dollars ($3,100,000) ("Novasoft Acquisition"). The Company applied the purchase method of accounting for the acquisition. It does not amortize goodwill but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If impairment is indicated, a write down to fair value (normally measured discounting estimated cash flows) is recorded. Other intangibles represent primarily customer relationships which are amortized on a straight line basis over their estimated useful lives.

     As of September 30, 2008 the Company completed calculations and finalized its purchase price allocation relating to the acquisition as follows:.

Particulars	Assets	Liabilites
Cash	$75
Fixed Assets	4
Intangibles	1,289
Goodwill	1,865
Accrued Payroll		$91
Acquisition Expenses Payable		42
Payable to lender		3,100
Total	$3,233	$3,233

     As a result of the final allocation, approximately $1.4 million has been reallocated from intangibles to goodwill and the amortization of intangibles has been adjusted by approximately $0.3 million for the nine months ended September 30, 2008.

     The following unaudited proforma statements of operations reflect the results of operations as though the acquisition had been completed at the beginning of the year 2006.

	in thousands except per share data
	2007	2006
Revenues	$148,566	$128,509

Net Income/ (Loss) after tax	$3,825	($2,892)

Income / (Loss) per Share
Basic - outstanding Shares	$0.09	($0.07)
Dilted- outstanding Shares	$0.09	($0.07)

Weighted Average Shares outstanding- Basic	42,026	40,179
Weighted Average Shares outstanding- Diluted	42,115	40,179

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     There was one share-based payment award granted in the three months ended September 30, 2008. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. There were 3 options exercised for which 11,725 shares were issued during the three months ended September 30, 2008 and there were 11 options exercised for which 112,500 shares were issued during the three months ended September 30, 2007.

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 5.0% as of September 30, 2008, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of September 30, 2008.

     As of September 30, 2008, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of September 30, 2008.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 3- LINE OF CREDIT (CONTINUED)

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, Intelligroup Europe Limited (“IGE”) received a loan of 1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of ₤500,000 starting October 2008, with interest payable monthly at the rate of 6.75% APR. The Company repaid this loan in entirety during the fourth quarter of 2008.

NOTE 4- RESTRICTED CASH AND INVESTMENTS

     During October 2007, “Intelligroup Asia Private Limited” (“IGA”), a wholly owned subsidiary of Intelligroup Inc., placed a hundred and ten percent margin money deposits with Citibank N.A (Citibank) against a stand by letter of credit issued by Citibank to Lloyds’ Bank TSB, London in connection with the Novasoft Acquisition. This margin money deposit has been classified under restricted cash on the balance sheet as on September 30, 2008. In addition IGA has few investments primarily in non convertible debentures which it has placed with Citibank as a lien against the derivative contracts which IGA has in place with Citibank. The various components of restricted cash and investments consist of the following as on September 30, 2008

Restricted asset	Restricted against	in thousands
Fixed Deposit	Letter of credit to Lloyds Bank TSB	$1,051
Investments	Letter of credit to Lloyds Bank TSB	1,930
Fixed Deposit	Lien against derivative contracts	736
Fixed Deposit	Against various statutory and customer related	266
	compliances
Total		$3,983

NOTE 5- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 15.3 million Indian rupees (approximately $323,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $39,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.3 million Indian rupees (approximately $7,000). Rent paid for the three months ended September 30, 2008 towards such lease was 7.4 million rupees (approximately $170,000). There are no advance lease rentals as of September 30, 2008.

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

NOTE 7- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $0.8 million for the nine months ended September 30, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first nine months of 2008, due to its history of net operating losses. Three options were exercised and 11,725 shares were issued during the nine months ended September 30, 2008.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

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

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	30-Sep		30-Sep
	2008	2007	2008	2007
Expected Volatility	81.51%	85.81%	81.51-84.69%	85.81-88.7%
Expected Lives(years)	6.0625	6.0625	6.0625	6.0625
Risk free Interest Rate	3.20%	4.34%	2.80-3.50%	4.34-5.00%
Expected Dividends	0%	0%	0%	0%

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

     The weighted average grant date fair value of options granted during the three months ended September 30, 2008 and 2007 was $1.43 and $1.46 respectively and $1.49 and $1.04 for the nine month ended September 30, 2008 and 2007 respectively.

     As of September 30, 2008, there was $1.4 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three and nine ended September 30, 2008 and September 30, 2007 (in thousands except per share information):

	Nine Months		Three Months
	Ended		Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2008	2007	2008	2007
Cost of Revenue	$277	$380	$73	$100
Selling, general and administrative expenses	515	478	164	139
Decrease in net income / Increase to net loss	$792	$858	$237	$239

Change in income / loss per share:
Basic	$(0.02)	(0.02)	$(0.01)	(0.01)
Diluted	$(0.02)	(0.02)	$(0.01)	(0.01)

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, information technology solutions and services.

     The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

  United States (“US”) – the largest segment of the Company, with operations in the US and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Princeton, New Jersey;

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

     Accordingly, the Company’s consolidated operating results for the three and nine months ended September 30, 2008 and 2007 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)

	United States	India	Europe	Japan	Total
Three Months ended September 30, 2008
Revenue	$24,338	12,151	3,347	1,371	41,207
Operating Income / (Loss)	1,592	1,923	140	206	3,861
Income Tax Expense	14	282	160	-	456
Net Income / (Loss)	$1,670	819	(8)	215	2,696
Three Months ended September 30, 2007
Revenue	$23,589	10,126	3,091	1,204	38,010
Operating Income / (Loss)	601	596	573	337	2,107
Income Tax Expense	(211)	393	-	-	182
Net Income / (Loss)	$853	621	633	493	2,600

Nine months ended September 30, 2008
Revenue	$69,768	34,936	11,424	3,669	119,797
Operating Income / (Loss)	2,822	4,579	693	99	8,193
Income Tax Expense	59	775	260	-	1,094
Net Income / (Loss)	$3,092	1,832	558	212	5,694
Property & Equipment, net	$528	2,415	1,317	55	4,315
Total Assets	$20,019	39,012	4,896	429	64,356
Nine months ended September 30, 2007
Revenue	$66,036	29,333	8,672	2,704	106,745
Operating Income / (Loss)	(3,469)	2,592	708	211	42
Income Tax Expense	(653)	1,284	-	-	631
Net Income / (Loss)	$(2,761)	1,316	781	315	(349)
Property & Equipment, net	$522	3,639	2,372	49	6,582
Total Assets	$32,664	19,252	7,971	1,691	61,578

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $40 million to $50 million as at September 30, 2008, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

     Employment Agreements

     As of September 30, 2008, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.1 million. In addition, IGA had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

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

     In December 2007, the FASB issued FAS No.141 (revised 2007), Business Combinations (“FAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not believe that there is will be a significant impact on its financial position or results of operations as a result this pronouncement.

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

NOTE 11- FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of Sept 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments (Note a)	$1,930,306	$-	$1,930,306	$-
Total	$1,930,306	$-	$1,930,306	$-

Liabilities:
Derivative Instruments (Note b)	$3,178,962	$-	$3,178,962	$-
Total	$3,178,962	$-	$3,178,962	$-

(a) Included in restricted cash & investments in the consolidated balance sheets. (Please refer note 4 – Restricted cash & Investments)
(b) Included in current liabilities ($2.4 million) and other long term liabilities ($0.8 million) in the consolidated balance sheets. (Please refer note 2 – Derivative instruments under Summary of significant accounting policies)

     There has been no change in Level classification during the period ended Sept 30, 2008.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 12- OTHER INCOME/ (EXPENSE)

     Other income/ (expense) results from transaction gains or losses associated with changes in foreign currency exchange rates, sublease income, dividend income from investments and other items.

     For the three months ended September 30, 2008 and 2007, the Company recorded transaction losses of approximately $0.7 million and transaction gains of $0.8 million, as a result of currency translation on account of currency fluctuations in Asia and Europe. $1.6 million loss was on account of Company’s mark to market accounting for derivative instruments due to the decline of the value of the Indian Rupee against the U.S. dollar during the three months ended September, 2008 compensated partially by a gain of $0.9 million recorded on account of foreign currency revaluation of accounts receivable balances. Additionally, for the three months ended September 30, 2008 the Company recorded net expense of $0.1 million pertaining to sublease rental income, dividend income and other items compared with net expense of $6,000 for the three months ended September 30, 2007.

     For the nine months ended September 30, 2008 and 2007, the Company recorded transaction losses of approximately $1.7 million and transaction gains of approximately $0.4 million, as a result of currency translation, primarily as a result of currency fluctuations in Asia and Europe. Additionally, for the nine months ended September 30, 2008 the Company recorded sublease income, dividend income and other items of approximately $0.5 million compared with $0.4 million for the three months ended September 30, 2007.

NOTE 13- EMPLOYEE BENEFIT PLANS

     The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

     Net gratuity cost includes the following components:

	Nine Months Ended		Three Months Ended
	30-Sep	30-Sep	30-Sep	30-Sep
	2008	2007	2008	2007
Service Cost	$148	132	$69	51
Interest Cost	40	34	19	11
Actuarial (Gain) / Loss	(50)	0	(73)	0
Expected Return on Assets	(0)	(4)	(0)	(1)
Net Gratuity Cost	$138	162	$15	60

NOTE 14- OTHER COMPREHENSIVE INCOME/(LOSS)

     The changes in Other Comprehensive Income (Loss) are mainly due to the foreign currency translation adjustments of overseas subsidiaries.

     For the three months ended September 30, 2008, the Company recorded other comprehensive loss due to translation adjustment of approximately $2.6 million on account of currency fluctuations in Asia and Europe. Other comprehensive income of approximately $0.4 million was recorded for the three month ended September 30, 2007.

     For the nine months ended September 30, 2008, the Company recorded other comprehensive loss due to translation adjustment of approximately $5.2 million on account of currency fluctuations in Asia and Europe. Other comprehensive income of approximately $2.4 million was recorded for the nine month ended September 30, 2007.

NOTE 15- SUBSEQUENT EVENTS

     On October 24th 2008, the Board of Directors of the Company approved a share repurchase program of up to $5,000,000 of the Company's common stock over the next 18 months. The share repurchase program will be funded using the Company's working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The Company also intends to adopt a Rule 10b5-1 trading plan that will allow the Company to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to repurchase shares under the authorization or enter into a Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares. As of November 10, 2008, no shares were repurchased under this program.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the nine months ended September 30 2008 and 2007, revenue derived from projects under fixed price contracts represented approximately 29% and 40%, respectively, of the Company’s total revenue. No single fixed price project was material to the Company’s business during the nine months ended September 30, 2008 or 2007. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the nine months ended September 30, 2008 and 2007, the Company’s ten largest customers accounted for in the aggregate approximately 37% and 42% of its revenue, respectively. During the three and nine months ended September 30, 2008, no single customer accounted for 10% or more of revenues. For the nine months ended September 30, 2008 and 2007, 13% and 17%, respectively, of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three and nine months ended September 30, 2008 and 2007, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP, PeopleSoft and Oracle.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Percentage of Revenues
	Three Months ended		Nine Months ended
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007
SAP	75%	77%	77%	75%
PeopleSoft	2%	7%	3%	9%
Oracle	11%	6%	9%	7%
e-Business	5%	6%	5%	6%
Others	7%	4%	6%	3%
Total	100%	100%	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Princeton (New Jersey), and branch offices in Atlanta, GA, Naperville IL and Milpitas CA. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark and Japan.

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

Results of Operations – Consolidated – nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Nine months ended September 30
	2008	2007
Revenue	100.0%	100.0%
Cost of Revenues	68.8	73.8
Gross Profit	31.2	26.2

Selling general and administrative expenses	22.9	24.4
Depreciation and amortization	1.4	1.7
Total operating expenses	24.3	26.1
Operating Income	6.8	0.1
Interest Expense	(0.1)	(0.5)
Other Income (Expense)	(1.0)	0.7
Income before income tax provision	5.7	0.3
Income tax provision	0.9	0.6
Net income / (loss)	4.8%	(0.3)%

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months Ended September 30, 2008 Compared to nine months Ended September 30, 2007

     The following discussion compares the consolidated results of operations for the nine months ended September 30, 2008 and 2007.

     Revenue. Total revenue increased by 12.3% or $13.1million, from $106.7 million for the nine months ended September 30, 2007 to $119.8 million for the nine months ended September 30, 2008. The increase was primarily due to continued new business wins primarily from customers in the mid-tier market and continued or steady business with existing customers. The revenue derived from consulting services related to SAP, Oracle and other applications grew while the revenue generated from consulting services related to PeopleSoft applications continued to decline. We expect that revenue derived from services related to PeopleSoft applications will continue to decline.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 4.7% or $3.7 million, from $78.8 million for the nine months ended September 30, 2007 to $82.5 million for the nine months ended September 30, 2008, primarily due to the increase in headcount and related compensation and travel related costs for consultants. The Company’s gross profit increased by 33.7% or $9.4 million, from $27.9 million for the nine months ended September 30, 2007 to $37.3 million for the nine months ended September 30, 2008. Gross margin increased from 26.2% for the nine months ended September 30, 2007 to 31.2% for the nine months ended September 30, 2008. The increase in gross profit and gross margin was primarily due to the combination of increased revenues combined with improved resource management and utilization as well as efforts to contain non project costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 5.4%, or $1.4 million, from $26.1 million for the nine months ended September 30, 2007 to $27.5 million for the nine months ended September 30, 2008 resulting primarily from investments the Company made to support growth in the business and decreased as a percentage of revenue from 24.4% for the nine months ended September 30, 2007 to 22.9% for the nine months ended September 30, 2008 mainly on account of the Company’s focus on driving increased operational efficiencies through effective cost management strategies.

     Depreciation and amortization expenses The Company recorded depreciation and amortization expenses of $1.7 million for the nine months ended September 30, 2008 as opposed to $1.8 million for the nine months ended September 30, 2007.

     Income tax provision (benefit). The Company recorded an income tax provision of $1.1 million on a pretax income of $6.8 million for the nine months ended September 30, 2008 as opposed to an income tax provision of $600,000 on a pretax income of $300,000 for the nine months ended September 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     Interest expense and other income. The Company recorded a net interest expense of $.200,000 for the nine months ended September 30, 2008 as opposed to $ 500,000 for the nine months ended September 30, 2007. The decrease is mainly on account of reduction in prime rate and average outstanding loan balance with the principal lender. The Company recorded other expenses of $1.2 million for the nine months ended September 30, 2008 as opposed to other income of $ 800,000 during the nine months ended September 30, 2007. The increase in other expense was mainly reflecting an impact from the Company’s mark to market accounting for its derivative instruments due to the unexpected decline of the value of the Rupee versus the U.S. dollar in the second and third quarter of 2008. While hedging is an important long-term risk management practice and an integral component of onshore/offshore businesses, increasing fluctuations in foreign exchange markets can still result in volatility in quarterly and year-to-date operating results.

Results of Operations - Consolidated– Three months ended September 30, 2008 compared to three months ended September 30, 2007.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three months ended September 30
	2008	2007
Revenue	100.0%	100.0%
Cost of Revenues	68.7	70.9
Gross Profit	31.3	29.1

Selling general and administrative expenses	21.4	22.1
Depreciation and amortization	0.5	1.5
Total operating expenses	21.9	23.6
Operating Income	9.4	5.5
Interest Expense	0.0	(0.4)
Other Income / (Expense)	(1.7)	2.1
Income before income tax provision	7.7	7.2
Income Tax	1.2	0.4
Net income	6.5%	6.8%

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

     The following discussion compares the consolidated results of operations for the Three months ended September 30, 2008 and 2007.

     Revenue. Total revenue increased by 8.4% or $3.2 million, from $38.0 million for the three months ended September 30, 2007 to $41.2 million for the three months ended September 30, 2008. The increase was primarily due to continued new business wins primarily from customers in the mid-tier market and continued or steady business with existing customers. The revenue derived from consulting services related to SAP, Oracle and other applications grew while the revenue generated from consulting services related to PeopleSoft applications continued to decline. We expect that revenue derived from services related to PeopleSoft applications will continue to decline.

     Cost of revenue and gross profit. The Company’s cost of revenue increased by 5.1% or $1.4 million, from $26.9 million for the three months ended September 30, 2007 to $28.3 million for the three months ended September 30, 2008, due primarily to the increase in headcount and related compensation and travel related costs for consultants. The Company’s gross profit increased by 16.2% or $1.8 million, from $11.1 million for the three months ended September 30, 2007 to $12.9 million for the three months ended September 30, 2008. Gross margin increased from 29.1% for the three months ended September 30, 2008 to 31.3% for the three months ended September 30, 2008. The increase in gross profit and gross margin was primarily due to the combination of increased revenues combined with improved resource management and utilization as well as efforts to contain non project costs

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses increased by 4.8%, or $400,000, from $8.4 million for the three months ended September 30, 2007 to $8.8 million for the three months ended September 30, 2008 resulting primarily from investments the Company made to support growth in the business and decreased marginally as a percentage of revenue from 22.1% for the three months ended September 30, 2007 to 21.4% for the three months ended September 30, 2008.

     Depreciation and amortization expenses The Company recorded depreciation and amortization expenses of $0.2 million for the nine months ended September 30, 2008 as opposed to $0.6 million for the nine months ended September 30, 2007. The decrease is primarily due to the reversal in amortization expense as a result of the finalization of purchase price allocation relating to the Novasoft acquisition

     Income tax provision (benefit). The Company recorded an income tax provision of $500,000 on a pretax income of $3.2 million for the three months ended September 30, 2008 as opposed to an income tax benefit of $200,000 on a pretax income of $2.8 million for the three months ended September 30, 2007. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     Interest expense and other income. The Company recorded a net interest income of $12,000 for the three months ended September 30, 2008 as opposed to interest expense of $142,000 for the three months ended September 30, 2007. The decrease was mainly on account of reduction in prime rate and average outstanding loan balance with the principal lender. The Company recorded other expenses of $700,000 for the three months ended September 30, 2008 as opposed to other income of $800,000 during the three months ended September 30, 2007. The increase in other expense is mainly reflecting an impact from the Company’s mark to market accounting for its derivative instruments due to the unexpected decline of the value of the Rupee versus the U.S. dollar in the third quarter of 2008. While hedging is an important long-term risk management practice and an integral component of onshore/offshore businesses, increasing fluctuations in foreign exchange markets can still result in volatility in quarterly operating results.

Results of Operations by Business Segment

     The Company operates in one industry segment, information technology solutions and services.

     The Company has four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

  United States (“US”) – the largest segment of the Company, with operations in the US and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Princeton, New Jersey;

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

Nine months ended September 30, 2008 Compared to nine months ended September 30, 2007

     The following discussion compares the segment results of operations for the nine months ended September 30, 2008 and 2007.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Nine months ended September 30,
	2008		2007
	Dollars	Percentage of	Dollars	Percentage of
		Total		Total
United States	$69,768	58.2%	$66,036	61.9%
India	34,936	29.2	29,333	27.5
Europe	11,424	9.5	8,672	8.1
Japan	3,668	3.1	2,704	2.5
Total	$119,797	100%	$106,745	100%

     US revenue increased by 5.8% or $3.8 million, from $66 million for the nine months ended September 30, 2007 to $69.8 million for the nine months ended September 30, 2008. The increase was primarily on account of continued new business wins primarily with customers in the mid-tier market, and from steady or increased sales to existing customers.

     India revenue increased by 19.5%, or $5.7 million, from $29.3 million for the nine months ended September 30, 2007 to $35.0 million for the nine months ended September 30, 2008. The increase was attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India is derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

     Europe revenue increased by 31.3% or $2.7 million, from $8.7 million for the nine months ended September 30, 2007 to $11.4 million for the nine months ended September 30, 2008. The increase in Europe revenue resulted primarily from increased demand for the Company’s consulting services in the local ERP market and the expanded customer base due to the Novasoft acquisition towards the end of 2007.

     Japan revenue increased by 37% or $1.0 million, from $2.7 million for the nine months ended September 30, 2007 to $3.7 million for the nine months ended September 30, 2008. The increase was due primarily to increased demand for the Company’s consulting services within the local ERP market.

     Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Nine months ended September 30,
	2008	2007
United States	$2,822	($3,469)
India	4,579	2,592
Europe	693	708
Japan	98	211
Total	$8,193	$42

     US operating performance improved by $6.3 million from an operating loss of $3.5 million for the nine months ended September 30, 2007 to an operating profit of $2.8 million for the nine months ended September 30, 2008. The improvement in operating performance was primarily related to an improvement in resource utilization and a decrease in general and administration expenses combined with increased revenues.

     India operating income increased by $2.1 million from an operating profit of $2.5 million for the nine months ended September 30, 2007 to an operating profit of $4.6 million for the nine months ended September 30, 2008. The increase in operating profit was primarily related to an increase in revenues.

     Europe operating performance decreased marginally by $15,000 from an operating profit of $708,000 for nine months ended September 30, 2007 to an operating profit of $693,000 for the nine months ended September 30, 2008.

     Japan operating performance decreased by $100,000 from an operating profit of $200,000 for nine months ended September 30, 2007 to an operating profit of $100,000 for the nine months ended September 30, 2008 as its operating expenses increased proportionately to its increase in revenues.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

     The following discussion compares the segment results of operations for the three months ended September 30, 2008 and 2007.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Three months ended Sep 30,
	2008		2007
	Dollars	Percentage of	Dollars	Percentage of
		Total		Total
United States	$24,338	59.1%	$23,589	62.1%
India	12,151	29.5	10,126	26.6
Europe	3,347	8.1	3,091	8.1
Japan	1,370	3.3	1,204	3.2
Total	$41,207	100%	$38,010	100%

     US revenue increased by 3% or $0.7 million, from $23.6 million for the three months ended September 30, 2007 to $24.3 million for the three months ended September 30, 2008. The increase was primarily on account of continued new business wins primarily with customers in the mid-tier market, and from steady or increased sales to existing customers.

     India revenue increased by 20%, or $2 million, from $10.1 million for the three months ended September 30, 2007 to $12.1 million for the three months ended September 30, 2008. The increase was attributable to increased demand for offshore services from customers in the United States, as a majority of the total revenue generated in India was derived from providing offshore development and support services to customers sourced through the Company’s affiliated entities in other parts of the world, but predominantly with the United States.

     Europe revenue increased by 6.5% or $0.2 million, from $3.1 million for the three months ended September 30, 2007 to $3.3 million for the three months ended September 30, 2008. The increase in Europe revenue resulted primarily from increased demand for the Company’s consulting services in the local ERP market and the expanded customer base due to the Novasoft acquisition towards the end of 2007.

     Japan revenue increased by 16.7% or $0.2 million, from $1.2 million for the three months ended September 30, 2007 to $1.4 million for the three months ended September 30, 2008. The increase was due primarily to increased demand for the Company’s consulting services within the local ERP market.

     Operating Income. The following table displays operating income by reportable segment (in thousands).

	Three months ended September 30,
	2008	2007
United States	$1,592	$602
India	1,924	596
Europe	140	573
Japan	206	337
Total	$3,861	$2,108

     US operating performance improved by $1.0 million from an operating profit of $600,000 for the three months ended September 30, 2007 to an operating profit of $1.6 million for the three months ended September 30, 2008. The improvement in operating performance was primarily related to an improvement in resource utilization and a decrease in general and administration expenses combined with increased revenues.

     India operating income increased by $1.3 million from an operating profit of $600,000 for the three months ended September 30, 2007 to an operating profit of $1.9 million for the three months ended September 30, 2008. The increase in operating profit is primarily related to an increase in revenues.

     Europe operating performance decreased by $500,000 from an Operating profit of $600,000 for the three months ended September 30, 2007 to an operating profit of $100,000 for the three months ended September 30, 2008. The decrease was primarily due to increase in the operating costs in the region.

     Japan operating performance decreased by $100,000 from an Operating profit of $300,000 for the three months ended September 30, 2007 to an operating profit of $200,000 for the three months ended September 30, 2008. The decrease was primarily due to increase in the operating costs in the region.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Cash Position and Cash Flows

     The Company had cash and cash equivalents of $8.7 million at September 30, 2008 and $8.4 million at December 31, 2007. The Company had working capital of $23.1 million at September 30, 2008 and $17.6 million at December 31, 2007. The increase in working capital resulted primarily from increase in accounts receivable balances.

     Cash generated from operating activities was $5.3 million for the nine months ended September 30, 2008, resulting primarily from the net profit of $5.7 million. Cash used in operating activities was $1.0 million for the nine month ended September 30, 2007, resulting primarily from an increase in unbilled accounts receivable balances.

     The Company invested $700,000 and $2.3 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by investments was $900,000 during the nine month ended September 30, 2007 while there was no net purchase or sale of investment instruments during the nine month ended September 30, 2008.

     Cash used in financing activities was $4 million and $1.3 million during the nine month ended September 30, 2008 and September 30, 2007, respectively, resulting primarily from repayment of line of credit borrowings.

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 5.0% as of September 30, 2008, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of September 30, 2008.

     As of September 30, 2008, the Company had approximately $100,000 outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of September 30, 2008.

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, IGE received a loan (“UK Loan”) of £ 1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during the twelve month period ended December 31, 2007. This loan is secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) has placed a hundred and ten percent margin money deposits with Citibank. The loan is payable in three annual installments of ₤500,000 starting October 2008, with interest payable monthly at the rate of 6.75% APR The Company repaid this loan in entirety during the fourth quarter of 2008.

     Cash to Fund Operating Activities

     The Company relies on the cash generated by operating activities, cash on hand and the financing available under its credit facility to fund ongoing operations. The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations. The Company’s operating plan depends on its cash generated by operating activities continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of any default on such covenants to maintain its line of credit with the Bank. Given the Company’s variable operating performance in the past few years, there can be no assurances that the Company will be able to maintain compliance with the applicable financial covenants under its credit agreement or obtain waivers of any defaults.

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

     Share Repurchase Program

     On October 24th 2008, the Board of Directors of the Company approved a share repurchase program of up to $5,000,000 of the Company's common stock over the next 18 months. The share repurchase program will be funded using the Company's working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The Company also intends to adopt a Rule 10b5-1 trading plan that will allow the Company to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to repurchase shares under the authorization or enter into a Rule 10b5-1 trading plan and the timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares.

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

     The Company is exposed to foreign currency exchange rate risk in the ordinary course of doing business as it transacts or holds a portion of funds in foreign currencies, particularly the Indian Rupee. Accordingly, management periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. As of September 30, 2008, $25 million of the foreign currency European Option contracts and $12.55 million foreign currency forward contracts remain outstanding which are expected to be settled by May 2010. The details of such derivative contracts are given below.

	Option Contracts	Forward Contracts
Notional Amount	$25 million	$12.55 million
Rates	INR 39.70 to 43.45	INR 43.21 to 44.93
Effective date	05/18/07, 11/28/07 and 01/17/08	6/5/2008,6/6/08,6/30/2008,
8/14/2008 and 8/20/2008
Maturity Dates	10/28/2008 to 05/26/10	12/30/2008 to 12/30/09
Fair Value	$ (2.4) million	$ (0.8) million

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2008, its disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTELLIGROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is no pending litigation to which the Company is a party or to which any of its property is subject that would have a material impact on its consolidated financial condition, results of operations or cash flows in the event we were unsuccessful in such litigation. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters could adversely affect its financial condition, results of operations, cash flows and business.

Item 1a. Risk Factors

     There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There are no matters to report subject to this Item for the period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on September 18, 2008 (“2008 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.

     At the 2008 Annual Meeting, the Company submitted a proposal to elect Vikram Gulati, Ravi Adusumalli, Ajit Isaac, Babar Khan, Srini Raju and Sandeep Reddy to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:	Votes For:	Votes Withheld:
Vikram Gulati	35,528,608 Shares	564,497 Shares
Ravi Adusumalli	35,528,708 Shares	571,548 Shares
Ajit Isaac	35,528,593 Shares	564,597 Shares
Babar Khan	35,529,188 Shares	564,612 Shares
Srini Raju	35,523,657 Shares	564,017 Shares
Sandeep Reddy	35,521,657 Shares	569,548 Shares

     At the 2008 Annual Meeting, the Company submitted a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ended December 31, 2008. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of	No. of Shares	No. of	No. of Broker
Voted For:	Voted Against:	Abstentions:	Non-vote:
36,070,207	16,996	6,001	0

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended September 30, 2008.

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

10.1	0

Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.1	1

Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.1	2	Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

10.1	3	Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

Exhibit No.	Description of Exhibit

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

10.38

Amendment No.2 dated September 11 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2008, filed with the Securities and Exchange Commission on September 11, 2008.)

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 2008.

INTELLIGROUP, INC.

Date: November 12, 2008	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: November 12, 2008	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer