Form 10-K
period 2008-12-31
INTELLIGROUP INC
filed 2009-03-20
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission File Number 0-20943

Intelligroup, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	11-2880025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Independence Way, Suite 220, Princeton, NJ 08540	(646) 810-7400
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the most recent second quarter) was $25,940,376 (based on the closing price as quoted on Nasdaq on that date). For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2009:

Class	Number of Shares
Common Stock, $0.01 par value	42,114,157

TABLE OF CONTENTS

	Item		Page
PART I	1	Business	5
	1A	Risk Factors	13
	1B	Unresolved Staff Comments	19
	2	Properties	20
	3	Legal Proceedings	21
	4	Submission of Matters to a Vote of Security Holders	22
PART II	5	Market for the Registrant’s Common Equity and Related
		Shareholder Matters	23
	6	Selected Financial Data	24
	7	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	26
	7A	Quantitative and Qualitative Disclosure About Market Risk	35
	8	Financial Statements and Supplementary Data	35
	9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	35
	9A	Controls and Procedures	36
	9B	Other Information	37
PART III	10	Directors and Executive Officers and Corporate Governance	38
	11	Executive Compensation	38
	12	Security Ownership of Certain Beneficial Owners and Management
		and Related Shareholder Matters	38
	13	Certain Relationships and Related Transactions	38
	14	Principal Accounting Fees and Services	38
PART IV	15	Exhibits, Financial Statement Schedules	39
EXHIBIT INDEX			40
SIGNATURES			43
FINANCIAL STATEMENTS			44

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis” and elsewhere in this annual report on Form 10-K.

PART I

Item 1. Business.

General Business Overview.

     Intelligroup, Inc. is a vertically led global information technology (“IT”) services organization and a leading provider of consulting, business process optimization, and outsourcing solutions. We provide end to end services including advisory, implementation, testing and application management and support services (“AMS”) of Enterprise Resource Planning (ERP) solutions from SAP AG, and Oracle Corporation including PeopleSoft. We also provide e-business solutions using Java and the Microsoft .NET and MOSS platforms and infrastructure management services as well as ERP testing services. Our customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. Our global delivery model, along with its International Organization for Standardization (“ISO”) and Capability Maturity Model (“CMM”) processes, enables customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions we believe we have earned a reputation for consistently exceeding client expectations.

     We improve clients’ business performance by aligning business with IT. Through our strategic alliances with SAP, Oracle, Microsoft Corporation, and Hewlett Packard, we offer our clients comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions and application management services, we enable clients to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

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

     In order to service our customers in an optimal manner, our go-to-market strategy is guided by a regional solution competency and industry vertical focus. The regional spread covers territories within North America, Middle East, India, Europe and Japan. These regional practices are responsible for managing and building overall client relationships. We have established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .Net platforms. These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. We have created industry vertical practices in Media, Consumer Products, Life Sciences, High tech, Discrete Manufacturing, State and Local Government, K-12 and Higher Education.

     Unless otherwise indicated or the context otherwise requires, the terms “Company,” “Intelligroup,” “we,” “us,” and “our” refer to Intelligroup , Inc. and its subsidiaries.

Company History

     We were incorporated in New Jersey in October 1987 under the name Intellicorp, Inc. to provide systems integration and custom software development services. Our name was changed to Intelligroup, Inc. in July 1992. In March 1994, we acquired Oxford Systems Inc. (“Oxford”). On December 31, 1996, Oxford was merged into Intelligroup and ceased to exist as an independent entity. In October 1996, we consummated our initial public offering of our common stock (“Common Stock”). Our executive offices are located at Princeton, New Jersey 08540.

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

     On October 1, 2007, our subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of $3,100,000 (“Novasoft Acquisition”). The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books starting October 1, 2007.

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

     Historically, our services have ranged from providing customers with staff augmentation services to projects where we assume full project management responsibilities. We provide these services to our customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, we began to focus on providing AMS services for our customers’ ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. Our focus on management and support services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

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

     Our customers partner with us in order to implement, extend and support existing applications; or establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the client and cope with the resource requirement fluctuations. Such CoE’s are setup to provide clients a dedicated pool of resources that are available to provide a wide range of services to the client.

     Intelligroup has partnerships with SAP, Oracle (including PeopleSoft), Microsoft, and Compuware. We believe that such partnerships will continue to result in enhanced industry recognition and market opportunities.

     In 1995, we achieved the status of a “SAP National Implementation Partner.” In 1997, we enhanced our partnership status with SAP, by first achieving “National Logo Partner” status and then “Accelerated SAP Partner” status. In July 1997, we were awarded “PeopleSoft Implementation Partnership” status. In June 1998, we expanded our Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, we achieved “SAP Services Partner” status and “SAP Hosting Partner” for the pharmaceuticals industry vertical status. In 2001, Intelligroup’s pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes (“cGMP”) and validation standards) was certified by SAP America. In 2002, we were awarded the SAP Services Partner Award of Excellence. In 2004 our Japan Subsidiary was awarded the SAP Award of Excellence – Upgrade Business Award. In 2005, we became SAP Powered by Net weaver Partner and in 2006, we became a member of the SAP Enterprise Services Community. Recently, we have become SAP All-in-One partner for discrete manufacturing in Denmark and Livestock industry for India. We have also been recognized as either a finalist or winner of SAP Pinnacle Award in 2007 and 2008. In 2007, we also became Reseller and Implementation partners of HP-Mercury and Compuware Testing products.

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

     Additionally, we have introduced certain SAP-based proprietary tools and services that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through these services, we help to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP support packages. We combine the assessment capabilities of our proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables our customers to analyze and test the impact of a support package on their own SAP production environment before the support package is actually applied. In addition, HotPac Analyzer enables our customers to validate the overall impact that a support package can have and isolate and identify the business transactions that require thorough testing.

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

     Our customers are primarily global Fortune 500 and other large and mid-sized companies in the United States and other diverse geographical locations. They include Cox Newspapers, Inc., KLA Tencor, T-Mobile, AIG, Exxon Mobil, Joy Mining, Eastman Chemical, Infineon Technologies, Hitachi America and 2Wire.

     We have also participated in project teams led by IT consulting firms such as Hitachi Consulting.

Application Management Services

     Our AMS services provide the resources, processes and tools needed for quality-driven user, technical and operations support. We use a well-defined set of assessment, transition and long-term processes to deliver customized, affordable and highly responsive support.

     Our AMS services include service offerings for Application Management, Application Development and Application Integration.

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

     We provide Application Management Services directly to end-user organizations. Our customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other global locations. They include Hitachi, Bristol-Myers Squibb, Power One, 2Wire, Joy Mining Machinery and Pearson Publishing.

Testing Services

     We focus on providing ERP Test Automation services. We provide test strategy and provide functional, regression and performance testing. We are building scripts that automate SAP and Oracle applications testing.

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

     We have established a Business Development Center (“BDC”) in our facilities in Hyderabad, India. The primary objective of the BDC is to: (i) generate qualified leads for our local BDMs to pursue with existing and prospective clients; and (ii) support the proposal efforts of our local BDMs by providing strategic research and proposal writing capabilities. We intend to continue to expand the BDC in proportion to our local BDMs sales presence.

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

     In regard to Alliances, we have strengthened our Alliance with SAP by becoming an Enterprise Services Partner, a Duet Partner, and an SAP xApps Certified Partner. We have become a Certified Advantage Partner of Oracle, and are doing joint campaigns with them. Our Microsoft Partnership has grown, and we are now part of their Offshore Advisory Partner Council. We have also built strong relationships with HP-Mercury and Compuware for their testing suite of products. We have become a Gold Certified Partner of HP in the US and a Silver partner of HP in the UK. We have also entered into a partnership with IDS-Scheer for their ARIS suite of BPM products.

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

     The majority of customers who implement ERP solutions are Fortune 500 companies. We believe that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market clients and toward mid-market clients. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. We believe that opportunity exists to sell both professional consulting services and application management services to mid-market clients. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which we believe we can provide through a combination of innovative tools and templates, which expedite delivery and use our offshore services, thereby reducing costs.

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

  Consulting and software integration firms: including, IBM Global Services, Hewlett Packard, Computer Sciences Corporation, Cap Gemini, Accenture, BearingPoint, Deloitte Consulting, IDS Scheer, SAP Professional Services, Oracle Consulting, Hitachi Consulting, Atos Origin and Fujitsu Consulting;

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

     We believe that we compete based on our expertise across the full life cycle of our clients’ ERP solutions. This expertise includes Business process consulting, strategic IT consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application integration and application management and support related to those solutions. There can be no assurance that we will be able to continue to compete successfully with existing and new competitors.

Employees

     As of December 31, 2008, we employed 2,296 full-time employees, of whom 1,932 were engaged as consultants or as software developers, 120 were engaged in sales and marketing, and 196 were engaged in delivery management, finance and administration and 48 were employed as trainees. Of the total number of employees, 468 were based in the United States, 39 were based in Japan, 60 were based in Europe and 1,734 were based in India. In addition, we engaged 127 independent contractors to perform information technology services as of December 31, 2008.

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

Item 1A. Risk Factors

     This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our intention to shift more of our focus towards the management and support of customers’ enterprise, e-commerce and m-commerce applications. Our business, operations and financial conditions are subject to various risks. Our material risks that are currently known to management are described below. This section may not describe all risks associated with us, our industry or business. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements.

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

     Our business, financial condition and results of operations may be materially impacted by economic conditions, particularly economic conditions in the United States, and related fluctuations in customer demand for marketing, business, technology and other consulting services.

     Our business and financial condition depends on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from clients in the United States. Our revenue and profits are driven by demand for our services. The United States economy is currently in a recession and a continuing deterioration in economic activity in the United States could adversely affect demand for our services, which may materially and adversely impact our revenue and profitability. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. In particular, the economic downturn that began in 2008 may cause our clients and potential clients to cancel or delay consulting initiatives for which they have engaged us. If the current downturn in worldwide economic conditions continues or conditions worsen, particularly in the United States, the financial condition of our clients may be adversely affected, which could result in a reduced demand for our services, project cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

     The departure of one or more key employees may have a material adverse effect on our ability to operate our business.

     Our future performance depends to a significant degree upon the continued service of the key members of our management team, as well as marketing and sales personnel, and our ability to attract and retain new management and other personnel. In addition, our future performance depends on the ability to effectively transition key management, sales and operational roles, including adequate knowledge transfer, in the event of any turnover in our key personnel. The loss of any one or more of our key personnel or the failure to attract and retain key personnel or the ability to effectively manage changes in key personnel could have a material adverse effect on our business, results of operations and financial condition.

     If we are unable to attract and retain a sufficient number of highly skilled employees our profitability may adversely be affected.

     Our business is labor intensive and, therefore, our success depends in large part on our ability to recruit, retain, train and motivate highly skilled employees, particularly project managers, technical personnel in India and other senior level technical personnel. Our ability to attract and retain a sufficient number of highly skilled employees is impacted by a number of factors including, but not limited to, concerns regarding our financial condition and competition for employees in India, which may cause us to increase compensation for existing and prospective employees, and the continued ability to use stock options to compensate such highly skilled employees in light of changes in accounting rules related to stock options. We cannot assure you that we will be able to attract and retain a sufficient number of highly skilled employees or that a failure to do so would not have a material adverse effect on our financial condition and results of operations.

     A substantial portion of our operations are located in India and we are subject to regulatory, economic and political uncertainties in India.

     We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2008, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

     Unlike operating in the United States, operating in India involves certain regional geopolitical risks than operating in the US including a history of civil unrest, terrorism and substantial economic regulation by the Indian Government. Such geopolitical risks may cause disruptions to our operations or may cause our customers to decline to contract with us for offshore services.

     If we are unable to maintain access to external funding, we may be unable to continue our ongoing business or fund future growth.

     In addition to cash generated by on-going operations, we rely on cash on hand, access to external sources of funding and our ability to timely collect cash from our customers to manage our business. Our existing credit facility represents our sole source of external funding for our US operations. Our ability to continue ongoing business operations and fund future growth depends on our ability to maintain access to our credit facility and to maintain compliance with the financial and other covenants in such credit facility or to secure alternate sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to us.

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

     We rely on continued relationships and business associated with SAP America and Oracle and the continued demand for and success of SAP and Oracle software products in the geographic markets in which we operate. In particular the continued uncertainty relating to Oracle’s integration of PeopleSoft into its product offerings and the affect that this may have on general market acceptance of PeopleSoft’s products adversely impacted and may continue to adversely impact our ability to sell professional consulting services related to such enterprise resource applications.

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

     Contracts continually expire and must be renegotiated or rebid. Due to the competitive nature of our industry, variable economic status of our clients and the current global economic downturn, we may experience difficulty in negotiating terms comparable to current or recently expired contracts. There can be no assurance that difficulty in renegotiating or renewing contracts would not have a material adverse effect on our financial condition and results of operations.

     Our ability to effectively manage our business is dependent, in part, on our ability to maintain effective internal controls.

     We have previously experienced material weaknesses in internal control over financial reporting. If we are unable to continue to maintain an effective control environment and to prevent material weaknesses, or to remediate any weaknesses that may arise, such failure will adversely impact our ability: (i) to effectively manage our business; (ii) to timely record, process, summarize and report financial statements that fairly present, in all material aspects, our financial condition, statements of operations and cash flows; and (iii) to comply with applicable law, including Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). In addition, our independent auditors will be required to opine on the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

     Our common stock trades on the OTC Bulletin Board. In order to maintain liquidity in our common stock, we depend upon the continuing availability of a market on which our securities may be traded. The fact that our common stock is not listed on a national exchange may impact our ability to attract investors and to use our common stock to fund future growth.

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

     Future legislation and anti-offshoring sentiment in the United States and other jurisdictions could significantly affect the ability of our clients to utilize our services.

     The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries. For example, many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in the United States. In addition, there has been publicity about negative experiences associated with offshore outsourcing, such as inadequate security procedures and misappropriation of sensitive client data, particularly involving service providers in India. As a result, current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Such anti-offshoring sentiments and negative publicity may materially impact our ability to compete effectively for clients in the United States

     In the United States measures aimed at limiting or restricting offshore outsourcing have been proposed, including in connection with the recent Troubled Assets Relief Program. Such measures have been enacted in a few states and there is currently legislation pending in several states. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities. . In addition, legislation aimed at limiting or restricting offshore outsourcing has been enacted in certain European jurisdictions but to date such legislation has not had a significant impact on our business, results of operations and financial condition. However, there can be no assurance that pending or future legislation aimed at limited or restricting offshore outsourcing will not be enacted in the United States, Europe or other jurisdictions and, if enacted, that such legislation would not significantly adversely affect our business, results of operations and financial condition will not be enacted.

     Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition.

     We can not predict shifts in policy or political changes in India which can impact our business operations.

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

     Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s ERP system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our IT development and maintenance services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

     In addition, we often have access to or are required to collect and store confidential client and customer data. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

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

     The vast majority of our IT professionals in the United States are Indian nationals. The ability of Indian nationals to work in the United States depends on their ability and our ability to obtain the necessary visas and work permits.

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

     Immigration and work permit laws and regulations are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulation can be significantly affected by political forces and levels of economic activity. Our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

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

     We may be subject to increased tax liabilities, including if the spin-off of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million as at December 31, 2008.

     In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may be obliged to pay such tax liability, which would be material. Please refer to Note 9 to the financial statements for the fiscal year ended December 31, 2008.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with these pronouncements.

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

Item 1B. Unresolved Staff Comments.

       Not applicable.

Item 2. Properties.

      As of December 31, 2008, we lease or sublease all of our office space. Within the United States, as of December 31, 2008, we lease office space in Princeton, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Naperville, IL, and Milpitas, CA, for certain other sales and operations personnel. We also lease office space in Denmark, India, Japan, the UAE and the United Kingdom. We believe that such facilities are adequate for our present needs. The following table summarizes our leased office space as of December 31, 2008:

	Area		Lease
Location	in Sq. Ft.	Use	Expiration
Princeton, NJ (A)	9,724	Corporate Headquarters	1/1/2015
		Consulting Services - focus on SAP, Peoplesoft
		commercial, Oracle and E-Business markets in
		the US. Selling, general and administrative
		functions in the US

Atlanta, GA	2,533	Consulting Services - focus on SAP and Peoplesoft	3/31/2012
		public sector market in the US; Limited selling,
		general and administrative functions in the US

Naperville, IL	2,502	Limited selling and marketing functions in the US	2/28/2013

Milpitas, CA	2,197	Limited selling and marketing functions in the US	5/31/2009

Odense, Denmark	5,971	Consulting Services - focus on SAP market in	3/1/2012
		Denmark; Selling, general and administrative
		functions in Denmark

Hyderabad, India	18,359	IT development and support services	12/31/2010

Hyderabad, India	15,938	IT development and support services	10/31/2009

Hyderabad, India	10,727	IT development and support services	4/30/2010

Hyderabad, India	56,600	IT development and support services and	7/31/2010
		administrative and general functions

Bangalore, India	23,645	IT development and support services	3/31/2012

Tokyo, Japan	2,826	Consulting Services - focus on SAP market in	8/31/2009
		Japan; Selling, general and administrative functions
		in Japan

Milton Keynes, UK	2,800	Consulting Services - focus on Peoplesoft and	3/23/2011
		SAP market in the UK; Selling, general and
		administrative functions in the UK

Ras Al Khaimah	50	Consulting Services - focus on SAP & Oracle markets
		in the Middle East; Selling function in the Middle East	11/29/2009

Item 3. Legal Proceedings

       There is no pending litigation to which we are a party or to which any of our property is subject which would have a material impact on our consolidated financial condition, results of operations or cash flows in the event we are unsuccessful in such litigation. However we cannot predict with certainty the outcome of any litigation or the potential for future litigation and any matters may adversely affect our financial condition and business.

Item 4. Submission of Matters to a Vote of Security Holders.

       Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and issuer purchases of equity securities.

     Our Common Stock is currently being traded on the OTC Bulletin Board operated by the NASD (the “OTCBB”) under the symbol “ITIG.OB”.

     The following table sets forth, for each of the periods indicated, the high and low sale prices per share of Common Stock as quoted on the OTCBB. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 30, 2007	$1.35	$1.35
June 29, 2007	$1.90	$1.70
September 28, 2007	$2.20	$2.19
December 31, 2007	$2.40	$2.15

March 31, 2008	$2.50	$1.83
June 30, 2008	$2.05	$1.27
September 30, 2008	$2.60	$1.41
December 31, 2008	$1.95	$1.30

     As of February 25, 2009, the approximate number of holders of record of the Common Stock was 70 and the approximate number of beneficial holders of the Common Stock was 1,920.

     We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to fund future growth and the operation of our business, and, therefore, do not anticipate paying any cash dividends in the foreseeable future, and we are prohibited from paying dividends under the terms of our revolving credit loan agreement.

     The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2008.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options	outstanding options	equity compensation plans
Equity compensation plans	3,323,458	$2.03	1,388,102
approved by security holders
Equity compensation plans not
approved by security holders	40,000	$2.06	65,000
Total	3,363,458	$2.03	1,453,102

     On October 24th 2008, our Board of Directors approved a share repurchase program of up to $5,000,000 of the Company’s common stock over 18 month period ending April 24 2010. The share repurchase program will be funded using the Company’s working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The Company also has adopted a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to continue to repurchase shares under the authorization or enter into additional Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares. As of December 31, 2008, a total of 79,300 shares were repurchased at an average purchase price of $1.61. Subsequent to year end an additional 573,200 shares were repurchased at an average purchase price of $1.48. All the repurchased shares are constructively retired.

Item 6. Selected Financial Data.

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

     The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The selected financial data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2006, 2005 and 2004, have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or “SEC”. Our historical results are not necessarily indicative of the operating results to be realized in the future.

     On October 1, 2007 Intelligroup Europe Limited a wholly owned subsidiary of Intelligroup Inc., acquired customer contracts, fixed assets and employees from Novasoft Information Technology Corporation for a cash consideration of $3.1 million. The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books beginning October 1, 2007.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,161	$8,419	$12,277	$5,305	$6,239
Working capital	25,479	17,993	20,058	11,302	19,991
Total assets	60,230	65,462	54,543	42,998	47,975
Line of credit borrowings and current portion of
obligations under capital leases	125	6,566	5,442	3,684	2,778
Long-term debt and obligations under capital
leases, net of current portion	533	375	552	350	45

Shareholders’ equity	35,042	33,384	26,394	17,890	24,647

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:	(in thousands, except per share data)
Revenue	157,101	$145,066	$125,309	$125,326	$128,903
Cost of revenue	107,635	105,351	91,104	92,304	91,818
Gross profit	49,466	39,715	34,205	33,022	37,085

Selling, general and administrative expenses	35,938	34,055	35,031	37,705	34,741
Depreciation and amortization	2,399	2,472	2,474	2,260	2,475
Total operating expenses	38,337	36,527	37,505	39,965	37,216

Operating income (loss)	11,129	3,188	(3,300)	(6,943)	(131)

Interest income	297	133	27	147	36
Interest expense	(535)	(792)	(597)	(318)	(472)
Other income (expense), net	(2,690)	1,155	1,300	283	59

Income (loss) from continuing operations before
income taxes	8,201	3,684	(2,570)	(6,831)	(508)
Provision for (benefit of) income taxes	1,512	720	1,137	(240)	358
Net Income / (Loss)	$6,689	$2,964	$(3,707)	$(6,591)	$(866)

Basic Net Income / (loss) per share	$0.16	$0.07	$(0.09)	$(0.19)	$(0.04)
Diluted Net Income / (loss) per share	$0.16	$0.07	$(0.09)	$(0.19)	$(0.04)

Weighted average number of common shares
outstanding - basic	42,155	42,026	40,179	35,103	22,790
outstanding - diluted	42,387	42,115	40,179	35,103	22,790

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

Fixed Price Projects

     We have provided services on certain projects in which we, at the request of the clients, offer a fixed price for our services. For the years ended December 31, 2008, and 2007, revenue derived from projects under fixed price contracts represented approximately 30% and 39%, respectively, of the Company’s total revenue. No single fixed price project was material to our business during 2008 and 2007.. We believe that, as we pursue our strategy of providing application management services to customers, we will continue to offer fixed price projects. We believe that there are certain risks related to fixed price arrangements and thus we price such arrangements to reflect the associated risk. There can be no assurance that we will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on our business, financial condition and results of operations.

Customer Concentration

     We have derived and believe that we will continue to derive a significant portion of our revenue from a limited number of customers and projects. For the years ended December 31, 2008 and 2007, our ten largest customers accounted for, in the aggregate, approximately 35% and 41% of our revenue, respectively. During 2008 and 2007, no single customer accounted for 10% or more of revenues. As of December 31, 2008 and 2007, one customer accounted for 11% and 15%, respectively, of accounts receivable. For both the years ended December 31, 2008 and 2007, 18% of our revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another IT consulting firm. There can be no assurance that such IT consulting firms will continue to engage us in the future at current or lower levels of retention.

Software Partners

     For the years ended December 31, 2008 and 2007, we derived the following percentages of total revenue from projects in which we implemented, extended, maintained, managed or supported software developed by SAP, Oracle Universe and other e-Business application providers:

	Percentage of Revenue
	Year Ended December 31,
	2008	2007
SAP	71%	76%
Oracle	13%	15%
e-Business	8%	6%
Others	8%	3%
Total	100%	100%

*Oracle universe represents Oracle, People Soft and Siebel software technologies.

Markets

     We currently serve the United States market with our headquarters in Princeton (New Jersey), and branch offices in Atlanta (Georgia), Naperville (Illinois), and Milpitas (California). We also maintain local offices in other geographic areas to serve the markets in India, the United Kingdom, Denmark, UAE and Japan.

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

Revenue Recognition and Allowance for Doubtful Accounts.

     We generate revenue from professional services rendered to customers. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

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

     Unbilled services at December 31, 2008 and 2007 represent services provided through December 31, 2008 and 2007, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be collected in the following year.

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

Accounting for Income Taxes

     We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount and operating loss and tax credit carry forwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, we recorded approximately $22.9 million of valuation allowance against gross deferred tax assets of $23.8 million through December 31, 2008. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had we not recorded this allowance, we would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $22.9 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

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

     The adoption of FIN 48 had no significant impact on the Company’s results of operations or and the Company’s financials position as of and for the twelve month period ended December 31, 2008 The total amount of gross unrecognized tax benefit as of December 31, 2008 was $0.2 million.

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

Derivative Instruments

     During 2007, we entered into a foreign currency forward contract and European Option Contracts to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances at our Indian subsidiary. The foreign currency forward contract and European options are marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “Foreign Currency Transaction gain / (loss) ” on our consolidated statements of operations and comprehensive income (loss).

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

     The compensation cost that has been charged against income for share-based compensation plans was $1.1 million for the year ended December 31, 2008. Due to our net operating losses carried forward we did not recognize income tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2008. We received approximately $43,000 and $292,000 from option exercises under share-based compensation plans for the years ended December 31, 2008 and 2007, respectively.

     As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to stock options. Those costs are expected to be recognized during the next four years.

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

  Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience . In cases where we do not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2006, 2007 and 2008.

  Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

  Dividends – we use an expected dividend yield of zero since we have never declared or paid any dividends on our capital stock and are restricted from making dividend payments under the terms of our current line of credit agreement. We intend to retain any earnings to fund future growth and for the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

     If factors change and we employ different assumptions in the application of SFAS No. 123R to options grants made in future periods, the compensation expense that we record under SFAS No. 123R for those future awards may differ significantly from what we recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R.

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

     There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods. Although varying option models are expected to yield similar results, adopting a different valuation method may materially affect the fair value estimate of share-based payments.

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

Principles of Consolidation and Use of Estimates

     The Consolidated Financial Statements included in Item 15 of this form 10-K include our accounts and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Results of Operations - Consolidated

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue
	Year Ended December 31,
	2008	2007
Revenue	100.0%	100.0%

Cost of revenue	68.5	72.6
Gross profit	31.5	27.4
Selling, general and administrative	22.9	23.4
Depreciation and amortization expense	1.5	1.7
Total operating expenses	24.4	25.1
Operating Income	7.1	2.3
Interest income	0.2	0.1
Interest expense	(0.2)	(0.7)
Foreign currency exchange gain (loss)	(2.0)	0.4
Other income	0.3	0.4
Income before income taxes	5.4	2.5
Income tax provision	1.0	0.5
Net Income	4.4%	2.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

     The following discussion compares the consolidated results of operations for the year ended December 31, 2008 to the year ended December 31, 2007.

     Revenue. Total revenue has increased to $157.1 million in 2008 from $145.1 million in 2007, which was attributable to the growth from existing customers as well as from the increase in new customer base. Geographically, the increase in revenue generated in the United States was $2.7 million, India $6.9 million, Europe $1.4 million and Japan $1 million. In 2008, the net change includes an increase in e-biz revenues of around $4.0 million, validation & testing service revenues of around $3.0 million and an increase in infrastructure management services of $4 million.

     Cost of revenue and gross profit. Our cost of revenue consists primarily of the salaries paid to the consultants and related employee benefits and payroll taxes for such consultants, as well as travel costs. Our cost of revenue has increased by 2%, or $2.3 million, from $105.4 million in 2007, to $107.6 million in 2008. Our gross profit increased by 25% or $9.8 million, from $39.7 million in 2007, to $49.5 million in 2008. As a percentage of revenue, the gross margin increased from 27.4% in 2007 to 31.5% in 2008. The increase in gross profit and gross margin reflect the results of the our efforts to actively manage its cost structure and utilization rates.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefit costs for sales and general administrative personnel, occupancy costs, compensation costs, travel and entertainment, professional fees and other general expenses. Selling, general and administrative expenses increased by 5.3% or $1.8 million, to $35.9 million in 2008, from $34.1 million in 2007, and decreased as a percentage of revenue to 22.9% in 2008 from 23.4% in 2007. The decrease in selling, general and administrative expenses as a percentage of revenues our ongoing improvement in operational efficiency and cost management initiatives

      Foreign Currency gain (loss). For the year ended December 31, 2008, we recorded foreign currency transaction losses of approximately $3.1million, primarily the result of marking to market value of our foreign currency forward and option contracts due to sharp strengthening of USD against INR and GBP in particular. We recorded transaction gains of approximately $0.5 million in 2007, primarily the result of the hedging gains for the year ended December 31, 2007.

     Other Income. Other income primarily represents sublease income, dividend income and other adjustment items. This was approximately $0.4 million for the year December 31, 2008 as compared to $0.6 million in the year December 31, 2007.

     Income tax provision. We had pretax income of $8.2 million in 2008 and pretax income of $3.7 million in 2007, on which we recorded a provision for income taxes of $1.5 million in 2008 compared to $0.7 million in 2007. Please refer to note 12 of our Consolidated Financial Statements for details of income by jurisdiction and the resultant impact on tax expense recorded. The increase in provision for income taxes in 2008 was due to the recording of the tax benefit of $0.7 million in 2007 on account of favorable decisions by the Income Tax Appellate Tribunal in India.

     Our net deferred tax assets as of December 31, 2008 related to our Indian operations. Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian operations’ deferred tax assets of $0.9 million will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2008.

     In 1996, we elected a five year tax holiday in India, in accordance with a local tax incentive program whereby no income tax would be due in such period. Such tax holiday was extended an additional five years in 1999. Effective March 31, 2006, the tax holiday expired for a majority of our Indian subsidiary’s operations and therefore our tax liability increased in the years 2006 and 2007.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The assessments demanded an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest and were fully reserved for. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.2 million of the amount deposited for the year ended March 31, 1998 while $0.2 million is pending to be received from the tax authorities for the year ended March 31, 1999 . While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that had earlier been allowed to the Company. The Company is under litigation against this order and expects a favorable decision. This has, however, been fully reserved for as at December 31, 2008.

Results of Operations by Business Segment

     We operate in one industry operating segment, information technology solutions and services.

     We have four reportable geographic operating segments from continuing operations, which are organized and managed on a geographical basis as follows:

  United States (“US”) – our largest segment, with operations in the United States & Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Princeton, New Jersey.

  India – includes our operations in India, including services provided on behalf of other group subsidiaries, primarily to US. The Indian operations are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers through our affiliated entities in other parts of the world, but most predominantly with the United States. This segment also covers our operations in the UAE.

  Europe – includes our operations in Denmark and the United Kingdom. The European headquarters are located in Milton Keynes, United Kingdom and Odense, Denmark.

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

     Accordingly our consolidated operating results for the twelve months period ended December 31, 2008 and 2007 are presented in the following geographic segments.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

     The following discussion compares the segment results of operations for the year ended December 31, 2008 to the year ended December 31, 2007.

     Revenue. The following table displays revenues by reportable segment (in thousands).

	Year Ended December 31
	2008		2007
		Percentage of		Percentage of
	Dollars	Total	Dollars	Total
United States	$90,348	57.6%	$87,618	60.4%
India	47,309	30.1	40,428	27.9
Europe	14,531	9.2	13,124	9.0
Japan	4,914	3.1	3,896	2.7
Total	$157,101	100.0%	$145,066	100.0%

     Revenue in the United States increased by 3.1% or $2.7 million, from $87.6 million in 2007 to $90.3 million in 2008. The increase in the revenue was due to the increased demand for our services particularly our E-Biz and IMS service offerings.

     India revenue increased by 17%, or $6.9 million, from $40.4 million in 2007, to $47.3 million in 2008. The increase was attributable primarily to increased demand for our services from the customers in India, Gulf Coast and Middle East regions, as well as increased demand for offshore services from our customers in the United States.

     Europe revenue increased by 10.7%, or $1.4 million, from $13.1 million in 2007 to $14.5 million in 2008. The increase was attributable to the increased demand for our services in the local markets and due to full year impact in 2008 of revenue generated by customers acquired in the Novasoft Acquisition in the fourth quarter of 2007.

     Japan revenue increased by 26.1% or $1 million, from $3.9 million in 2007, to $4.9 million in 2008. The increase was attributable to the increased demand for our services in the local market.

     Operating Income (Loss). The following table displays operating income (loss) by reportable segment (in thousands).

	Year Ended December 31,
	2008	2007
United States	$2,405	$(3,038)
India	7,629	4,125
Europe	1,115	1,558
Japan	(20)	543
Total	$11,129	$3,188

     US operating performance improved by $5.4 million, from operating loss of $3.0 million in 2007 to operating income of $2.4 million in 2008. The improvement in operating performance is primarily attributable to the increased revenues in the US and to increase in utilization rate during 2008.

     India operating income increased by $3.5 million, from $4.1 million in 2007 to $7.6 million in 2008. The increase was attributable primarily to an increase in demand for offshore services and improved utilization rates.

     Europe operating performance decreased marginally by $0.4 million, from operating income of $1.5 million in 2007 to $1.1 million in 2008. The decrease in operating performance is primarily attributable to the weakening of the British currency in the fourth quarter of the year 2008.

     Japan operating performance decreased marginally by $0.6 million, from operating income of $0.5 million in 2007, to operating loss of $20000 in 2008. The decrease was primarily due to reduced gross margins on its revenues in 2008 as a result of increase in its operating costs.

Liquidity and Capital Resources

2008 Cash Position and Cash Flows

     After taking into account the outstanding borrowings under our line of credit we had cash and cash equivalents of $10 million as at December 31, 2008 and $1.9 million at December 31, 2007. We had working capital of $25.5 million at December 31, 2008 and $18.2 million at December 31, 2007. The increase in working capital was due to repayment of our lines of credits in the US and repayment of the UK Loan (described herein) which was used to fund the Novasoft Acquisition.

     Cash generated by operating activities was $13.2 million for the year ended December 31, 2008, primarily due to the net income of $6.7 million generated in 2008 and due to the removal of restriction on $3.3 million as a result of repayment of the UK Loan. Also attributing to the increase in cash generated by from operating activities was the $6 million of non-cash adjustments to operating activities, including depreciation and amortization ($2.8 million), provision for doubtful accounts ($1.1 million), stock option expense ($1.1 million), and other non-cash expenses ($1.1 million) offset partially by a decrease in accounts payable by $1.5 million due to improved cash balances and deferred revenue decrease by $1.7 million, due to lesser advance billing.

     We invested $1.5 million and $2.8 million in computer equipment, office furniture and fixtures and leasehold improvements during the years ended December 31, 2008 and 2007, respectively. We made no acquisition investments during 2008. We invested $3.1 million in the Novasoft Acquisition during the year ended December 31, 2007. We invested $3.1 million and $6.4 million in investments during the years ended December 31, 2008 and 2007, respectively. Cash provided from the sale of such investments amounted to $7.2 million during the year ended December 31, 2007. There was no sale of investments during the year 2008.

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the previously existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of December 31, 2008, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related as of December 31, 2008.

     As of December 31, 2008, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of December 31, 2008.

     On October 1, 2007, the Company’s subsidiaries Intelligroup Europe Ltd (“IGE”) and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of $3,100,000 (“Novasoft Acquisition”).

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, Intelligroup Europe Limited (“IGE”) received a loan of ₤1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during 2007 (“the UK Loan”). This loan was secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) placed a 110% margin money deposits with Citibank. The loan was payable in three annual installments of ₤500,000 starting October 2008, with interest payable monthly at the rate of 6.75% APR. During the year ended December 31, 2008 we repaid the UK Loan in its entirety and cancelled the stand by letter of credit from Citibank. Citibank released the margin money as a result.

     Please see Note 5 to the Consolidated Financial Statements for additional information regarding our credit facility and the UK Loan.

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

     We must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain our line of credit with the Bank. Given our variable operating performance in the past few years, there can be no assurances that we will be able to maintain compliance with our bank covenants or obtain waivers of any defaults.

     Our 2009 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by us on existing projects and the ability to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by us on existing projects or the inability to gain and perform work on new projects, or inability to timely collect cash from our customers could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, we may seek additional financing from time to time to fund our cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, we are not currently listed on a national stock exchange. Assuming that we achieve the revenue and expense targets included in our operating plan, management believes that our cash on hand and cash generated by operations and borrowings under our credit facility will be sufficient to fund our current and planned operations through at least December 31, 2009.

Contractual Obligations and Other Commercial Commitments

     The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period (in 000’s)
Description of Contractual		Less than	1-3	3-5	More than
Obligation	Total	1 year	years	years	5 years
Revolving Credit Facility	$125	$125	$-	$-	$-
Capital Lease Obligations	1,408	827	526	55	-
Operating Lease Obligations	5,555	1,935	2,419	1,201	-
Total Contractual Obligations	$7,088	$2,887	$2,945	$1,256	$-

     We use our $10.0 million revolving credit facility with the Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of our United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined in the Credit Agreement. As of December 31, 2008, we had outstanding borrowings of $0.1 million under the credit facility with the Bank.

     We have also entered into various contractual arrangements to obtain certain office space, office equipment and vehicles under capital and operating leases.

Current Economic Crisis.

     The United States and global economies are experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Although governments worldwide, including the U.S. government, have initiated sweeping economic plans, we are unable to predict the impact, severity and duration of these economic events. Our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, inability to access additional credit and external funding and risks relating to the financial condition of our clients, including the ability to timely collect receivables.

Item 7a. Quantitative & Qualitative Disclosure About Market Risk - Not applicable

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

     Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

     We believe that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information - Not applicable

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

     The discussion under the heading “Directors and Executive Officers of the Registrant” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. We adopted a Code of Business Conduct and Ethics (“Code”) in 2004. Such Code applies to our officers, directors, and employees. A copy of the Code is available on our website at www.intelligroup.com. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

     The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

     The discussion under the heading “Principal Accounting Fees and Services” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

		Reference is made to the Index to Financial Statements on Page 44.

	(2)	Financial Statement Schedules.

	(3)	Exhibits.

		Reference is made to the Exhibit Index on Page 40.

INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation dated June 08, 2007.

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1	*	1996 Stock Plan, as amended, of the Company.

10.2	*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3	*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4	*	Employee’s Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.5		Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.6		Agreement by and between the Company and Intelligroup Asia Private Limited (“Intelligroup Asia”) relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.7		Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.8		R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.9		ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.10		Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.11		Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.12		Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

Exhibit No.		Description of Exhibit
10.13		Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.14		mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.15		Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.16	*	2004 Equity Incentive Award Plan.

10.17	*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.18		Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.19		Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.20	*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.21	*	Second Amendment to the 2004 Equity Incentive Award Plan.

10.22		Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.23	*	First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

10.24	*	Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.25	*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.26	*	Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.27	*	Amendment No. 3 dated June 8, 2007 to Employment agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 13, 2007.)

10.28		Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.29		Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.30		Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

Exhibit No.		Description of Exhibit
10.31	*	Employment Agreement between Intelligroup Asia Pvt. Ltd. and Kalyan Sundaram Mahalingam. (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008).

10.32		Amendment No. 1 dated August 22, 2007 to Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007 . (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.33		Amendment No. 1 dated August 22, 2007 to Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.34		Amendment No. 1 dated August 22, 2007 to Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.35	*	Amendment No. 1 dated February 4, 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2008, filed with the Securities and Exchange Commission on February 4, 2008.)

10.36		Revolving Credit and Security Agreement dated May 22, 2008 by and between Intelligroup Inc., Empower Inc. and HSBC Bank USA, National Association (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008, filed with the Securities and Exchange Commission on May 28, 2008.)

10.37		Revolving Promissory Note dated May 22, 2008 (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008 filed with the Securities and Exchange Commission on May 28, 2008.)

10.38	*	Amendment No. 2 dated September 11 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2008, filed with the Securities and Exchange Commission on September 11, 2008.)

10.39	*	Amendment No. 4 dated March 4, 2009 to Employment Agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 4, 2009, filed with the Securities and Exchange Commission on March 9, 2009.)

21	†	Subsidiaries of the Registrant

23	†	Consent of Ernst & Young LLP

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 2009.

INTELLIGROUP, INC.

By: /s/
Vikram Gulati
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/		Chief Executive Officer	March 19, 2009
	Vikram Gulati	and Director

/s/		Chief Financial Officer	March 19, 2009
Alok Bajpai

/s/		Director	March 19, 2009
Ravi Adusumalli

/s/		Director	March 19, 2009
Ajit Isaac

/s/		Director	March 19, 2009
Srinivasa Raju

/s/		Director	March 19, 2009
Sandeep Reddy

/s/		Director	March 19, 2009
Babar Khan

INTELLIGROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2008 and 2007	46

Consolidated Statements of Operations and Comprehensive Income
(Loss) for the years ended December 31, 2008 and 2007	47

Consolidated Statements of Changes in Shareholders’ Equity for
the years ended December 31, 2008 and 2007	48

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Intelligroup, Inc.:

We have audited the accompanying consolidated balance sheets of Intelligroup, Inc. (“Intelligroup”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years ended December 31, 2008 and 2007. These financial statements are the responsibility of Intelligroup’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligroup, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Metropark, New Jersey
March 10, 2009

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands except par value)

	December 31	December 31
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,161	$8,419
Short-term Investments	1,031	-
Accounts receivable, less allowance for doubtful accounts of $1,996 and
$1,240 at December 31, 2008 and December 31, 2007, respectively	23,805	24,493
Unbilled services, less allowance for doubtful accounts of $20 as at
December 31, 2008 and $911 at December 31, 2007	10,456	11,393
Deferred tax asset, current portion	545	589
Prepaid expenses and Prepaid Taxes	1,508	1,567
Other current assets	617	1,965
Total current assets	48,123	48,426
Property and equipment, net	5,041	6,470
Goodwill and Intangibles	1,941	3,034
Restricted Cash and Investments	882	4,848
Deferred taxes and other assets	4,243	2,684
Total Assets	$60,230	$65,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$125	$6,566
Accounts payable	4,441	3,542
Accrued payroll and related taxes	11,609	11,645
Accrued expenses and other current liabilities	4,930	4,878
Current portion of Deferred revenue	735	3,345
Current portion of obligations under capital lease	805	457
Total current liabilities	22,645	30,433
Obligations under capital lease, net of current portion and long term debt	533	375
Deferred revenue, net of current portion	454	691
Other long-term liabilities	1,556	579
Total Liabilities	25,188	32,078
Commitments and contingencies
SHARE HOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or
outstanding	-	-
Common stock, $.01 par value, 65,000 shares authorized
at December 31, 2008 and 2007; 42,114 and 42,160 shares issued and
outstanding at December 31, 2008 and December 31, 2007, respectively	421	421
Additional paid-in capital	72,089	71,119
Accumulated deficit	(34,100)	(40,789)
Accumulated other comprehensive income / (loss)	(3,368)	2,633
Total shareholders’ equity	35,042	33,384
Total liabilities and shareholders’ equity	$60,230	$65,462

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands except per share data)

	2008	2007
Revenue	$157,101	$145,066
Cost of revenue	$107,635	$105,351
Gross profit	49,466	39,715

Selling, general and administrative expenses	$35,938	$34,055
Depreciation and amortization	$2,399	$2,472
Total operating expenses	38,337	36,527

Operating Income	$11,129	$3,188

Interest income	297	133
Interest expense	(535)	(792)
Foreign Currency Transaction gain / (loss)	(3,126)	514
Other income	436	641

Income before income taxes	$8,201	$3,684
Provision for income taxes	1,512	720
Net Income	$6,689	$2,964

Earnings per share:
Basic earnings per share	$0.16	$0.07
Diluted earnings per share	$0.16	$0.07
Weighted average number of common shares
outstanding - basic	42,155	42,026
outstanding - diluted	42,387	42,115

Comprehensive income
Net Income	$6,689	$2,964
Other comprehensive income (loss)
Currency translation adjustments	(6,001)	2,607

Comprehensive Income	$688	$5,571

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2006	41,933	$419	$69,702	$(43,753)	$26	$26,394

Share based compensation expense	-	-	1,127	-	-	1,127

Foreign currency translation adjustment	-	-	-	-	2,607	2,607

Exercise of stock options	227	2	290	-	-	292

Net Income	-	-	-	2,964	-	2,964

Balance, December 31, 2007	42,160	421	71,119	(40,789)	2,633	33,384

Share based compensation expense	-	-	1,055	-	-	1,055

Foreign currency translation adjustment	-	-	-	-	(6,001)	(6,001)

Exercise of stock options	34	1	43	-	-	44

Shares repurchased	(79)	(1)	(128)			(129)

Net Income	-	-	-	6,689	-	6,689

Balance, December 31, 2008	42,114	421	72,089	(34,100)	(3,368)	35,043

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net Income	$6,689	$2,964

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	$2,759	$2,849
Provision for doubtful accounts and advances	1,146	475
Share based compensation expense	1,055	1,127
Foreign currency exchange loss	1,166	1,169
Deferred taxes	(77)	(158)
Changes in operating assets and liabilities:
Accounts receivable	(1,434)	(3,975)
Unbilled services	742	(1,767)
Prepaid expenses and other current assets	(1,235)	(568)
Other assets	(107)	156
Restricted cash	3,350	(3,957)
Accounts payable	(1,507)	240
Accrued payroll and related taxes	502	(44)
Accrued expenses and other current liabilities	297	40
Deferred revenue and advanced payments	(1,659)	788
Income taxes payable	1,027	(244)
Other long-term liabilities	515	469
Net cash provided by (used in) operating activities	13,229	(436)

Cash flows from (used in) investing activities:
Purchase of property and equipment	(1,523)	(2,840)
Proceeds from sale of equipment	84	107
Purchases of investments	(3,131)	(6,428)
Proceeds from sale of Investments	-	7,250
Acquisition of businesses	-	(3,058)
Net cash used in investing activities	(4,570)	(4,969)

Cash flows from financing activities:
Principal payments under capital leases	(569)	(742)
Stock Repurchase	(129)	-
Proceeds from exercise of stock options	44	292
Net change in line of credit borrowings	(6,034)	1,630
Net cash provided by (used in) financing activities	(6,688)	1,180
Effect of foreign currency exchange rate changes on cash	(229)	367

Net increase (decrease) in cash and cash equivalents	1,742	(3,858)
Cash and cash equivalents - beginning of year	8,419	12,277

Cash and cash equivalents - end of year	$10,161	$8,419
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$836	$1,012
Cash paid for interest	$277	$775

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired by capital lease	$288	$328

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Intelligroup, Inc. and its wholly owned subsidiaries and have been prepared in US dollars. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains cash balances in excess of insured amounts.

Allowance for Doubtful Accounts

     The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Activity in the allowance for doubtful accounts is as follows (USD in thousands):

	Balance at	Charged to
	beginning of	costs and	Write-offs and	Balance at end
Year ended	period	expenses	other	of period
2007	$(1,882)	(373)	104	$(2,151)
2008	$(2,151)	(901)	1,035	$(2,016)

     The balance includes a reserve for unbilled services of $20 and $911 as of December 31, 2008 and 2007 respectively.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements and equipment under capital leases are amortized over the shorter of the lease term or the estimated useful life. Costs of maintenance and repairs are charged to expense as incurred.

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

Recoverability of Long-Lived Assets

     The Company reviews the recoverability of its long-lived assets including intangible assets and fixed assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.

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

     The POC method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company’s project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

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

     Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms. All unbilled amounts are expected to be billed and collected within the following 12 months.

     Deferred revenue represents amounts billed to customers but not yet earned or included as revenue. Such amounts are anticipated to be recorded as revenue as services are performed in subsequent periods.

Derivative Instruments

     The Company enters into foreign currency derivative contracts to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances of its Indian subsidiary. The foreign currency derivative contract is marked- to- market and recorded at fair value with unrealized gains and losses in the caption “Foreign Currency Transaction gain / (loss)” in the Company’s consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2008 the Company entered into foreign currency forward contracts totaling $12.55 million and European option contracts totaling $12 million to sell U.S Dollars for Indian Rupees. As of December 31, 2008, $17.0 million of its European Options contract remain which are expected to be settled by May, 2010 and $12 million of forward contracts remain which are expected to be settled by December, 2009. These contracts are expected to be settled monthly over the period until the maturity date. The European Option contracts include an option for the Company to settle the option if the contracts rates are better than the prevalent spot rates.

     At December 31, 2008 summary information about the foreign exchange options is as follows:

	Option Contracts	Forward Contracts
Notional Amount	$17 million	$12.05 million
Rates	INR 43.45	INR 43.25 to 44.93
Effective date	05/18/07.	6/6/08, 6/30/2008, 8/14/2008 and
8/20/2008
Maturity Dates	01/28/2009 to 05/26/10	01/29/2009 to 12/31/09
Fair Value	$ (2.03) million	$ (1.24) million

     The derivative instruments are reported at their fair values under current liabilities ($2.62 million) and other long term liabilities ($0.7 million) on the balance sheet as of December 31, 2008.

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 7. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2008 and 2007 includes compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company recognizes compensation expense for all share-based payment awards granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Currency Translation

     The Company’s non-US subsidiaries consider their respective local currency as the functional currency and record the financial position and results of operations in such local currency. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2008 the Company recorded approximately $3.1 million as transaction losses and for the year ended December 31 2007, the Company recorded approximately $0.5 million as transaction gain as a result of currency translation.

Concentrations

     For the years ended December 31, 2008 and 2007, approximately 71% and 76% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by SAP.

     A portion of the Company’s revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For the years ended December 31, 2008 and 2007, 18% of the Company’s revenue was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     For the years ended December 31, 2008 and 2007, approximately 13% and 16% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software from Oracle universe which primarily consists of Oracle, Peoplesoft and Siebel software.

     For the years ended December 31, 2008 and 2007, approximately 8% and 6% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported e-Business related software.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2008 and 2007, the Company’s ten largest customers accounted for in the aggregate approximately 35% and 41% of the Company’s revenue, respectively. During the year 2008 and 2007 no single customer accounted for more than 10% of total revenues. As of December 31, 2008 and 2007, one customer accounted for 11% and 15% respectively, of accounts receivable.

Fair Value of Financial Instruments

     The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with FAS 157, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of December 31, 2008:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term Investments (Note a)	1,030,817	$-	$1,030,817	$-
Bank guarantees & Term deposits (Note b)	881,915	-	881,915	-
Investments (Note c)	1,815,028	-	1,815,028	-
Total	$3,727,760	$-	$3,727,760	$-

Liabilities:
Derivative Instruments (Note d)	$3,272,201	$-	$3,272,201	$-
Total	$3,272,201	$-	$3,272,201	$-

a)	Represents term deposit and is reported under current assets on the balance sheet as of 12/31/08. The fair value in the table is the face value of the instrument.
b)	Reported as Restricted Cash and Investments on the balance sheet as of December 31, 2008. (Please refer note 4 – Restricted Cash and Investments.) The fair value is the face value of the instruments.
c)	Represents non convertible debentures reported under Deferred Taxes and Other Assets on the balance sheet as of December 31, 2008. The fair value is derived through external valuation.
d)

Reported under current liabilities ($2.62 million) and other long term liabilities ($0.7 million) on the balance sheet as of December 31, 2008. (Please refer to the note above on Derivative instruments). The fair value is derived through external valuation.

     The Company elected a partial deferral of SFAS No. 157 under the provisions of FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. In addition, the Company did not elect to fair value any financial instruments under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. Therefore, the adoption of this statement effective January 1, 2008 did not have an impact on its Consolidated Financial Statements.

Investments

     The Company has investments in interest bearing securities designated as available for sale. These debt securities have been accounted for in accordance with the provisions of SFAS No. 115 ‘Accounting for Certain Investments in Debt and Equity Securities’.

Income Taxes

     The income tax provision is computed based on the enacted tax laws. Deferred income taxes are recognized in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and are determined based upon the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. It is not practicable to determine the tax liability, if any that would be payable if such earnings were not reinvested indefinitely. A valuation allowance has been established for a portion of the Company’s net deferred tax assets, as the benefit associated with these assets is not more likely than not realizable.

     Effective January, 1 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty” in Income Taxes- an Interpretation of FASB Statement No- 109”(“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

     The adoption of FIN 48 had no significant impact on the results of operations or the financial position. The total amount of gross unrecognized tax benefit as of the date of the adoption was $0.5 million and the total amount of gross unrecognized tax benefits was $0.2 million as of both December 31, 2008 and 2007 . Any recognition of these tax benefits in future would impact the Company’s effective tax rate. The Company includes interest and penalties related to its uncertain tax positions as a component of income tax expense.

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

     Options to purchase 1,872,000 and 1,359,000 shares of Common Stock at December 31, 2008 and 2007 respectively were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. A reconciliation of the weighted average number of shares used to compute basic earnings per share to the number used to compute fully diluted earnings per share follows:

	in thousands
	2008	2007
Weighted Average number of basic shares	42,155	42,026
Add: Dilutions from Stock Options	232	89
Weighted Average number of diluted share	42,387	42,115

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued FAS No.141 (revised 2007), Business Combinations (“FAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not believe that this pronouncement will have a significant impact on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No.160, Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No.51 (“FAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. This statement is effective for the Company beginning January 1, 2009. The Company does not believe that this pronouncement will have a significant impact on its financial position or results of operations.

     In March 2008, the FASB issued SFAS No.161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“FAS 161”). FAS161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that this pronouncement will have a significant impact on its financial position or results of operations.

     In May 2008, The FASB issued SFAS No.162 “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non governmental entities. The Statement makes no changes to existing accounting principles and therefore will not have any impact on the Company’s financial position or results of operations as a result of this pronouncement.

     In December 2008, the FASB issued FSP FAS No. 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132 (R)-1). FSP 132 (R)-1 requires a plan sponsor to provide improved disclosures about plan assets, including categories of plan assets, nature and amount of concentrations of risk and disclosure about fair value measurements of plan assets, similar to those required by SFAS No. 157. FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of FSP 132 (R)-1 will have a significant impact on its consolidated financial statements.

NOTE 3-PROPERTY AND EQUIPMENT AND INTANGIBLES

     Property and equipment consist of the following as of December 31, 2008 and 2007 (in thousands, except useful lives data):

	Estimated Useful
	Lives (Years)	2008	2007
Vehicles	5	$703	$749
Furniture	5	2,979	3,294
Equipment	3-5	11,071	12,427
Computer software	3	9,045	8,159
Leasehold improvements	lesser of useful
	life or lease term	2,144	2,385
		25,942	27,014
Less: Accumulated depreciation		(20,901)	(20,544)

Total, net		$5,041	$6,470

     Included in property and equipment is $1.8 million and $2.2 million of assets held under capital lease at December 31, 2008 and 2007, respectively. Accumulated amortization of the assets held under capital lease is $1.0 million and $1.1 million at December 31, 2008 and 2007, respectively.

     As reported in Note 3 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2007, on October 1, 2007, the Company’s wholly owned subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd acquired certain assets including without limitation customer contracts, fixed assets and employees from ISG Novasoft Technologies Limited (“Novasoft India”) and Novasoft Information Technology (Europe) Ltd., (“Novasoft Europe”) for an aggregate purchase price of $3,100,000 (“Novasoft Acquisition”). The Company applied the purchase method of accounting for the acquisition. The revenues from the acquired contracts along with the corresponding costs are reflected in the Company’s operating results of the Europe segment beginning October 1, 2007.

     During 2008 the Company completed calculations and finalized its purchase price allocation relating to the acquisition as follows:.

	Assets	Liabilities
Cash	$75
Fixed Assets	4
Intangibles	1,289
Goodwill	1,865
Accrued Payroll		$91
Acquisition Expenses Payable		42
Payable to lender		3,100
Total	$3,233	$3,233

     As a result of the final allocation, approximately $1.4 million has been reallocated from intangibles to goodwill and the amortization of intangibles has been adjusted by approximately $0.3 million for the year ended December 31, 2008. The goodwill, which is tax deductible, is also allocated to the Europe segment.

     The following unaudited proforma statements of operations reflect the results of operations for the year ended December 31, 2007 as though the acquisition had been completed at the beginning of the year 2007.

In thousands
except per share
data
2007
Revenues	$148,566
Net Income/ (Loss) after tax	$3,825
Income / (Loss) per Share
Basic - outstanding Shares	$0.09
Diluted - outstanding Shares	$0.09

Weighted Average Shares outstanding- Basic	42,026
Weighted Average Shares outstanding- Diluted	42,115

     Components of Intangible assets as of December 31, 2008 (in thousands, except useful lives data):

	Estimated Useful
	Lives (Months)	2008	2007
Customer Contracts	3-15	$-	$132
Customer Relationship	36	848	2,536
Total		848	2,668
Less: Accumulated amortization		(359)	(120)
Total, net		$489	$2,548

     The estimated aggregate amortization expense for each of the five succeeding fiscal years (in thousands)

Year	Estimated Amortization
2009	$245
2010	244
2011	-
2012	-
2013	-
Total	$489

     The Company does not amortize goodwill but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. The Company’s reporting units are determined in accordance with SFAS 142, which defines a reporting unit as an operating segment or one level below an operating segment. If impairment is indicated, a write down to fair value (normally measured by discounting estimated cash flows) is recorded. Other intangibles represent primarily customer relationships which are amortized on a straight line basis over their estimated useful lives.

NOTE 4- RESTRICTED CASH AND INVESTMENTS:

     During October 2007, “Intelligroup Asia Private Limited” (“IGA”), a wholly owned subsidiary of Intelligroup Inc., placed a 110% margin money deposit with Citibank N.A. (Citibank) against a stand by letter of credit issued by Citibank to Lloyds Bank TSB, London in connection with the Novasoft Acquisition. This margin money deposit was classified under Restricted Cash on the Balance Sheet as of December 31, 2007. The restriction was lifted during 2008 as a result of the repayment in full of the borrowing from Lloyd’s Bank TSB. The various components of restricted cash and investments consist of the following as of December 31 2007 and 2008:

		USD in ’000s
Kind of Cash	Restricted against	2008	2007
Fixed Deposit	Letter of credit to Lloyds Bank TSB	$-	$3,490
Investments	Lien against derivative contracts	-	828
Fixed Deposit	Lien against derivative contracts	538	241
Fixed Deposit	Against various statutory and customer related	344	290
	compliances
Total		$882	$4,849

NOTE 5 - LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the previously existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of December 31, 2008, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the Company’s United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants related to the Credit Agreement as of December 31, 2008.

     As of December 31, 2008, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of December 31, 2008.

     On October 1, 2007, the Company’s subsidiaries Intelligroup Europe Ltd (“IGE”) and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of $3,100,000 (“Novasoft Acquisition”).

     In order to finance a significant portion of the purchase price for the Novasoft Acquisition, Intelligroup Europe Limited (“IGE”) received a loan of ₤1,500,000 from Lloyds Bank PLC “Lloyds Bank TBS” during 2007 (the “UK Loan”). This UK Loan was secured by a stand by letter of credit from Citibank N.A. (“Citibank”), for which Intelligroup Asia Private Limited (“IGA”) placed a 110% margin money deposits with Citibank. The UK Loan was payable in three annual installments of ₤500,000 starting October 2008, with interest payable monthly at the rate of 6.75% APR. During the year ended December 31, 2008 the Company repaid the UK Loan in entirety and cancelled the stand by letter of credit from Citibank. Citibank released the margin money deposits as a result.

     The Company is prohibited from paying dividends under the terms of its Credit Agreement.

NOTE 6 -OBLIGATIONS UNDER CAPITAL LEASES

     The Company is the lessee of equipment, vehicles and furniture under capital leases expiring in 2013.

     Minimum lease payments under capital leases at December 31, 2008 are as follows (in thousands):

2009	$827
2010	$429
2011	$97
2012	$38
2013 and after	$16
1,408
Less: amounts representing interest	(101)
Less: current portion	(773)

Long-term portion	$533

NOTE 7 -SHAREHOLDERS’ EQUITY

Preferred Stock

     At December 31, 2008 and 2007, there are 5,000,000 shares of Preferred Stock, par value $0.01 per share authorized and no shares issued or outstanding.

Common Stock

     At the Company’s 2007 Annual Shareholders’ Meeting on June 8, 2007, the shareholders approved an increase to the authorized shares of Common Stock to 65,000,000 from 50,000,000.

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

Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $1.1 million each in the years ended December 31, 2008 and 2007. The Company received approximately $ 43,000 and $292,000 from option exercises under share-based compensation plans for the year ended December 31, 2008 and December 31, 2007. Although there were options exercised during the year ended December 31, 2008 and 2007, no tax benefits were recorded as there were no benefits for tax deductions expected to be utilized, based on the history of net operating losses in the US.

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

     A summary of stock option activity as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2007	3,271	$2.05
Granted	385	2.02
Exercised	(34)	1.28
Cancelled, forfeited or expired	(259)	2.43
Outstanding as of December 31, 2008	3,363	2.03	6.6	2,529
Exercisable as of December 31, 2008	1,391	$2.12	6.2	$2,033

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

Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option, historical experience and, since the Company did not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin 107 is used for grants issued in 2007 and 2008.

Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

Dividends – the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends under the terms of its Credit Agreement.

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

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2008	2007
Expected Volatility	79 - 85%	86 - 89%
Expected Lives	1 - 6.1 years	1 - 6.1 years
Risk free Interest Rate	1.7 - 3.5%	4.3 - 5.0%
Expected Dividends	0%	0%

     The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $2.02 and $1.04 respectively. The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in the money at December 31, 2008. The intrinsic value of exercised options during the years ended December 31, 2008 and 2007 was $17,000 and $100,000 respectively.

     As of December 31, 2008 and 2007, there was $1.1 and $1.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over the next four years.

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the year ended December 31, 2008 and December 31, 2007 (in thousands):

	Year ended December 31,
	2008	2007
Cost of Revenue	$343	$470
Selling, general & administrative expenses	713	657
Total share based compensation expense	$1,055	$1,127

Share Buyback Program:

     On October 24th 2008, our Board of Directors of the Company approved a share repurchase program of up to $5,000,000 of the Company’s common stock over the 18 month period ending April 24 2010. The share repurchase program will be funded using the Company’s working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The Company also has adopted a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to continue to repurchase shares under the authorization or enter into additional Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares. As of December 31, 2008, a total of 79,300 shares were repurchased at an average purchase price of $1.61. Subsequent to year end an additional 573,200 shares were repurchased at an average purchase price of $1.48. All the repurchased shares are constructively retired.

NOTE 8 -RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from ILABS Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $335,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $35,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $10,000). Rent expense for the year ended December 31, 2008 towards the said lease was 29.48 million rupees (approximately $681,000). There are no advance lease rentals as of December 31, 2008.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million as at December 31, 2008, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

Employee Agreements

     As of December 31, 2008, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $2.0 million. In addition, IGA had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

Leases

     The Company leases office space under operating leases that have initial or remaining non-cancelable lease terms in excess of one year. Additionally, the Company had sublet certain of its office space through August 2008, which generated sublease income. Certain leases are subject to common area maintenance or operating expense charges and have options to renew. Future minimum aggregate annual lease payments are as follows (in thousands):

For the Years Ended	Minimum
December 31,	Lease Payments

2009	$1,935
2010	1,516
2011	903
2012	590
2013 and after	612
$5,555

     Rent expense for the years ended December 31, 2008 and 2007 was $2.6 million and $2.8 million, net of sublease income of $0.4 million and $0.4 million, respectively.

NOTE 10-FOREIGN CURRENCY TRANSACTION GAIN / (LOSS)

     Foreign currency transaction gain / (loss) comprises of two components – i) FAS 52 translation gains or losses of the Accounts receivable in foreign currency and ii) the mark to market gains or losses of the derivative instruments as follows (USD in thousands)

	For the year ended December 31,
	2008	2007
Foreign currency reinstatement/ realisation gain/ (loss)	$4,228	$(1,770)
Derivative realized gain / (loss)	(2,452)	1,029
Derivative Unrealized gain / (loss)	(4,902)	1,255
Total	$(3,126)	$514

NOTE 11-LITIGATION

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

NOTE 12-INCOME TAXES

     Income tax provision consists of the following (in thousands):

	Year ended December 31
	2008	2007
Current:
Federal	$-	$-
State	$85	$20
Foreign	1,637	864
	1,722	884
Deferred:
Federal	-	-
Foreign	(210)	(164)

Total	$1,512	$720

     Income (loss) before taxes from domestic and foreign sources is as follows (in thousands):

	2008	2007
United States	$2,706	$(2,921)
Foreign	5,495	6,605
Income (loss) before income taxes	$8,201	$3,684

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

	2008	2007
Tax at federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	2.0	(4.8)
Foreign taxes	(3.6)	(1.2)
Change in valuation allowance	(4.9)	37.2
Permanent items	(5.6)	(27.0)
Fin 48 Benefit	0.3	(18.4)
Other	(3.8)	(0.3)

Effective tax rate	18.4%	19.5%

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2008	2007
Current Deferred tax assets:
Allowance for doubtful accounts	$914	$949
Vacation accrual	1,384	1,395
Other accrued liabilities	86	473
Total current deferred tax assets	2,383	2,817

Non-current deferred tax assets:
Net operating losses	21,379	21,403
Total current and non-current deferred tax assets	23,762	24,220
Valuation allowance	(22,880)	(23,218)
Net Deferred tax asset	$882	$1,002

     During 2008 and 2007, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses in some jurisdictions as the ability to utilize these losses may be limited in the future. The Company’s valuation allowance as of December 31, 2008 and 2007 was $22.9 million and $23.2 million respectively. Cumulative net operating loss carry forwards of $53.7 million expire in various years through 2026.

     APB 23 (as amended by FAS 109) presumes that all undistributed earnings of subsidiaries will be transferred to the parent company and income tax will have to be accrued by the parent company for any such transfers in the foreseeable future. The Company believes that all the earnings from the foreign operations of the Company will be indefinitely reinvested and there will not be a need for the Parent Company to repatriate any funds from its foreign subsidiaries in the foreseeable future. Hence no income taxes were accrued by the Parent Company with regards to APB 23.

Uncertain Tax Positions - India Tax Assessment

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The assessments demanded an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest and were fully reserved for. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.2 million of the amount deposited for the year ended March 31, 1998 while $0.2 million is pending to be received from the tax authorities for the year ended March 31, 1999. While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that had earlier been allowed to the Company. The Company is under litigation against this order and expects a favorable decision. This has however, been fully reserved for as at December 31, 2008.

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

     Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters.

     The following table summarizes the roll forward activity with regard to the India Tax Assessment:

		In Millions
	2008	2007
Balance as at beginning of the year	$0.20	$0.70
Decrease in unrecognized benefits relating to
settlements with tax authorities	-	(0.60)
Impact of foreign exchange translation	0.03	$0.10
Balance as at end of the year	$0.23	$0.20

NOTE 13-EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $0.6 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. The Company’s match in the 401(k) plan is 2%, which vests over a service period of three years. The forfeitures to offset contributions for the years ended December 2008 and 2007 were not material.

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

     Net gratuity cost includes the following components as follows (in thousands):

	Years ended
	December 31,	December 31,
	2008	2007
Service Cost	$85	$178
Interest Cost	32	45
Actuarial (Gain) / Loss	93	(179)
Expected Return on Assets	(3)	(3)
Net Gratuity Cost	$207	$41

     The following summarizes the components of benefit obligation (in thousands)

	December 31,	December 31,
	2008	2007
Change in Benefit Obligation during the year
Projected Benefit Obligation at beginning of year	$563	$537
Current Service Cost	85	178
Interest Cost	32	45
Actuarial (Gain) / Loss due to change in assumptions	93	(179)
Benefits Paid	(212)	(82)
Impact of Foreign Exchange Translations	(108)	64
Projected Benefit Obligation at EOY	$453	$563

     The following summarizes the components of plan assets (in thousands)

	December 31,	December 31,
	2008	2007
Change in Plan Assets During the year
Fair Value of Plan Asset at beginning of Year	$67	$53
Actual Return on Plan Asset	3	3
Employer Contribution	185	89
Benefit Payments	(212)	(82)
Asset Gain / (Loss)	-	(2)
Impact of Foreign Exchange Translations	(11)	6
Fair Value of Plan Asset at End of Year	$32	$67

     The plan assets of the Company are invested in debt securities with expected returns of approximately 8.7% in the years 2008 and 2007.

     The unfunded benefit obligation as at December 31, 2008 and 2007 was $421,000 and $496,000 respectively. The short term portion of the pension liability net of plan assets is recorded under Accrued Payroll on the Balance Sheet. The long term portion is recorded in Other Long Term Liabilities. The Company recognizes full amount of actuarial gains and losses immediately in the Income Statement.

     The following summarizes the expected future benefit payments from the plan (in thousands)

Expected
Year ending	Benefit
December 31,	Payments
2009	$72
2010	81
2011	78
2012	68
2013 to 2017	220
$519

     The accumulated benefit obligation as at December 31, 2008 and 2007 was approximately $344,000 and $342,000 respectively.

     The following are the assumptions used for the valuation.

Assumptions	2008	2007
Discount Rate % per annum at year end	7.50%	8.00%
Expected return on plan assets	8.70%	8.70%
Salary escalation	8.00%	8.00%

     The expected employer contributions for the year ending December 31, 2009 are approximately $400,000.

NOTE 14-SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, information technology solutions and services.

     The Company has four reportable operating segments from continuing operations, which are organized and managed on a geographical basis, as follows:

United States (“US”) – the largest segment of the Company, with operations in the United States and Puerto Rico. Includes the operations of the Company’s US subsidiary, Empower, Inc., and all corporate headquarters is located in Princeton, New Jersey;

India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to US. The Indian operations are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing offshore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the United States. This segment also covers our operations in the UAE.

Europe – includes the operations of the Company in Denmark and the United Kingdom. The European headquarters is located in Milton Keynes, United Kingdom and Odense in Denmark.

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

      Accordingly, the Company’s consolidated operating results for the years ended December 31, 2008 and 2007 and financial position as of December 31, 2008 and 2007 are presented in the following geographic segments (in thousands):

	United
	States	India	Europe	Japan	Total
2008
Revenue	90,348	47,309	14,531	4,914	157,101
Depreciation and amortization	387	1,546	453	13	2,399	(1)
Operating income / (loss)	2,405	7,629	1,115	(20)	11,129
Interest expense	(200)	(87)	(248)	-	(535)
Income tax provision	111	1,198	203	-	1,512
Net income	2,595	2,532	1,160	402	6,689
Property and Equipment, net	504	3,279	1,196	62	5,041	(2)
Total assets	36,050	15,538	6,323	2,319	60,230

2007
Revenue	$87,618	$40,429	$13,123	$3,896	$145,066
Depreciation and amortization	725	1,534	202	11	2,472	(1)
Operating income / (loss)	(3,038)	4,125	1,558	543	3,188
Interest expense	(603)	(118)	(71)	-	(792)
Income tax provision (benefit)	(656)	1,258	118	-	720
Net income (loss)	(2,265)	3,017	1,526	686	2,964
Property and Equipment, net	616	3,341	2,465	48	6,470	(3)
Total assets	33,759	19,229	10,611	1,863	65,462

(1)	In addition, $0.5 million and $0.3 million of depreciation is included in costs of revenue for the years ended December 31, 2008 and 2007 respectively.

(2)	Of the total capital expenditures incurred for the year ended December 31 2008, $0.3 million was incurred in the US, ($0.7) million was incurred in Europe, and $1.9 million was incurred in India.

(3)	Of the total capital expenditures incurred for the year ended December 31 2007, $0.4 million was incurred in the US, $1.7 million was incurred in Europe, and $0.7 million was incurred in India.

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

2008 and 2007 Quarterly Financial Data

     The following tables set forth certain unaudited results of operations for each quarter during 2008 and 2007. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented.

Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

	For the quarters ended
	March	June 30,	September	December
	31, 2008	2008	30, 2008	31, 2008
Revenue	$38,453	$40,137	$41,207	$37,304
Cost of revenue	27,029	27,099	28,326	25,181
Total operating expenses	9,718	10,413	9,020	9,186
Operating income	1,706	2,625	3,861	2,937
Income before provision for income taxes	2,188	1,446	3,152	1,415
Provision for income taxes	326	312	456	418
Net Income	$1,862	$1,134	$2,696	$997

Net income per common share - basic	$0.04	$0.03	$0.06	$0.02
Net income per common share - diluted	0.04	0.03	0.06	0.02

Shares Outstanding:
Basic	42,160	42,160	42,160	42,142
Diluted	42,493	42,248	42,580	42,203

	For the quarters ended
	March	June 30,	September	December
	31, 2007	2007	30, 2007	31, 2007
Revenue	$32,700	$36,035	$38,010	$38,321
Cost of revenue	26,240	25,632	26,945	26,534
Total operating expenses	9,510	9,419	8,957	8,641
Operating income (loss)	(3,050)	984	2,108	3,146
Income (loss) before income taxes	(3,179)	678	2,783	3,402
Provision for (benefit of) income taxes	233	(164)	182	469
Net income (loss)	$(3,412)	$842	$2,601	$2,933

Net income (loss) per common share - basic	$(0.08)	$0.02	$0.06	$0.07
Net income (loss) per common share - diluted	(0.08)	0.02	0.06	0.07

Shares Outstanding:
Basic	41,933	41,953	42,078	42,109
Diluted	41,933	41,978	41,181	42,538

     The provision for (benefit of) income tax and the net income for the quarter ended March 31, 2007 differ from that reported on the Form 10 Q filed May 15th 2007, due to the recording of an income tax benefit of approximately $382,000 in the quarter ended December 31, 2007 that pertained to the quarter ended March 31, 2007.