Form 10-Q
period 2009-03-31
INTELLIGROUP INC
filed 2009-05-14
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 0-20943
INTELLIGROUP, INC.

(Exact Name of Registrant as Specified In Its Charter)

New Jersey	11-2880025
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5 Independence Way, Suite 220, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 27, 2009:

Class	Number of Shares
Common Stock, $.01 par value	41,529,307

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 20, 2009 and elsewhere in this quarterly report on Form 10-Q.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands except par value)

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,150	$10,161
Short-term Investments	1,724	1,031
Accounts receivable, less allowance for doubtful accounts of $1,844 and
$1,996 at March 31, 2009 and December 31, 2008, respectively	23,138	23,805
Unbilled services, less allowance for doubtful accounts of $20 as at
March 31, 2009 and December 31, 2008	5,241	10,456
Deferred tax asset, current portion	865	545
Prepaid expenses and Prepaid Taxes	1,207	1,508
Other current assets	584	617
Total current assets	46,909	48,123
Property and equipment, net	4,404	5,041
Goodwill and Intangibles	1,853	1,941
Restricted Cash & Investments	1,895	882
Deferred taxes and other assets	2,065	4,243
Total Assets	$57,126	$60,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$125	$125
Accounts payable	5,074	4,441
Accrued payroll and related taxes	9,663	11,609
Accrued expenses and other current liabilities	4,031	4,930
Deferred revenue, current portion	1,485	735
Capital lease and deferred rent, current portion	725	805
Total current liabilities	21,103	22,645
Obligations under capital lease, net of current portion	375	533
Deferred revenue, net of current portion	395	454
Other long-term liabilities	1,096	1,556
Total Liabilities	22,969	25,188
SHARE HOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or
outstanding	-	-

Common stock, $.01 par value, 65,000 shares authorized at March 31, 2009 and December 31, 2008 and 41,529 and 42,114 shares issued and
outstanding at March 31, 2009 and December 31, 2008, respectively	415	421
Additional paid-in capital	71,412	72,089
Accumulated deficit	(33,323)	(34,100)
Accumulated other comprehensive loss	(4,347)	(3,368)

Total shareholders’ equity	34,157	35,042

Total liabilities and shareholders’ equity	$57,126	$60,230

See accompanying notes

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Thousands except per share data)

	THREE MONTHS ENDED MAR 31,
	2009	2008
	(Unaudited)
Revenue	$30,869	$38,453
Cost of revenue	21,248	27,029
Gross profit	9,621	11,424

Selling, general and administrative expenses	7,257	8,998
Depreciation and amortization	554	720
Total operating expenses	7,811	9,718

Operating Income	1,810	1,706

Interest income	32	106
Interest expense	(20)	(161)
Foreign currency transaction gain (loss), net	(615)	351
Other income	99	186

Income before income taxes	1,307	2,188
Provision for income taxes	530	$326
Net Income	$777	$1,862

Basic net income per share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04

Weighted average no. of common shares
outstanding
- Basic	41,719	42,160
- Diluted	41,740	42,493

Comprehensive income (loss)
Net Income	$777	$1,862
Other comprehensive loss
Currency translation adjustments	(979)	(457)

Comprehensive Income / ( loss)	$(202)	$1,405

See accompanying notes.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTH ENDED MARCH 31, 2009 AND 2008
(USD in thousands)

	THREE MONTHS ENDED MAR 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net Income	$777	$1,862
Adjustments to reconcile net loss to net
Cash provided by operating activities:
Depreciation and amortization	671	890
Provision for doubtful accounts and advances	(81)	137
Stock compensation expense	199	294
Exchange gain (Unrealized)	(244)	(585)
Deferred taxes	(140)	118
Changes in operating assets and liabilities:
Accounts receivable	565	(1,096)
Unbilled services	5,109	(766)
Prepaid expenses and other current assets	142	685
Other assets	66	162
Restricted Cash	710	(90)
Accounts payable	272	(200)
Accrued payroll and related taxes	(1,828)	243
Accrued expenses and other current liabilities	(847)	(606)
Deferred revenue	785	(149)
Income taxes payable	131	329
Other long-term liabilities	(141)	(27)
Net cash provided by operating activities	$6,146	$1,201

Cash flows from investing activities:
Purchase of property and equipment	$(130)	$(383)
Proceeds from sale of equipment	-	33
Purchases of investments	(741)	-
Net cash used in investing activities	$(871)	$(350)

Cash flows from financing activities:
Principal payments under capital leases	$(232)	$(242)
Stock Repurchase	(881)	-
Net change in line of credit borrowings	-	286
Net cash (used in) provided by financing activities	$(1,113)	$44
Effect of foreign currency exchange rate changes on cash	$(173)	$145

Net increase in cash and cash equivalents	3,989	1,040
Cash and cash equivalents - beginning of year	$10,161	$8,419
Cash and cash equivalents - end of the period	$14,150	$9,459

See accompanying notes

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2008.

     The amounts for the December 31, 2008 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

     The results of the Company’s operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009.

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

     For the three months ended March 31, 2009 and 2008, respectively, options to purchase 2,902,817 and 402,582 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.5 million on a pretax income of $1.3 million for the three months ended March 31, 2009 as opposed to an income tax expense of $0.3 million on a pretax income of $2.2 million for the three months ended March 31, 2008. The Company’s effective tax rate reflects the impact of earnings in various tax jurisdictions as well as historical losses incurred in certain of those jurisdictions.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The assessments demanded an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest and were fully reserved for. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.2 million of the amount deposited for the year ended March 31, 1998 while $0.2 million is pending to be received from the tax authorities for the year ended March 31, 1999. While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that had earlier been allowed to the Company. The Company is under litigation against this order and expects a favorable decision. This has, however, been fully reserved for as at March 31, 2009.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     There were no share-based payment awards granted in the three months ended March 31, 2009. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Expected volatility – the Company estimates the volatility of common stock at the date of grant using a combination of unadjusted historical volatility, and historical volatility adjusted for periods of unusual stock price activity.

  Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in Staff Accounting Bulletin(“SAB”) 107 and SAB 110 is used.

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

Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. There were no options exercised during the three months ended March 31, 2009 and March 31, 2008.

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of March 31 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of March 31, 2009.

     As of March 31, 2009, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of March 31, 2009.

     The company is prohibited from paying dividends under the terms of its credit agreement.

NOTE 4- RESTRICTED CASH AND INVESTMENTS

     The various components of restricted cash consist of the following as on March 31, 2009:

Kind of Cash / Investment	Restricted against	in thousands
Non convertible Debentures	Lien against derivative contracts	$1,751
Bank Guarantees	Against various statutory and customer	144
	related compliances
Total		$1,895

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 5- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors, Srini Raju and Sandeep Reddy, are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $322,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $35,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $10,000). Rent paid for the three months ended March 31, 2009 towards such lease was 7.7 million rupees (approximately $155,000). There are no advance lease rentals as of March 31, 2009.

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

NOTE 7- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors. The compensation cost that has been charged against income for those plans was $0.2 million for the three months ended March 31, 2009 and $0.3 million for the three month ended March 31, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the first three months of 2009 or 2008, due to its accumulated net operating losses. No options were exercised during the three months ended March 31, 2009.

     Stock Options:

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the three month period ending March 31, 2009. The following weighted average assumptions are given only for the purpose of comparison:

	Three Months Ended
	31-Mar
	2009	2008
Expected Volatility	75.36%	84.69%
Expected Lives(years)	6.0625	6.0625
Risk free Interest Rate	1.99%	2.80%
Expected Dividends	0%	0%

     There were no grants during the three months ended March 31, 2009. The weighted average grant date fair value of options granted during the three months ended Mach 31, 2008 was $1.56.

     As of March 31, 2009, there was $0.9 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next four years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 7- SHAREHOLDERS’ EQUITY (Continued)

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three months ended March 31, 2009 and 2008 (in thousands except per share information):

	Three Months Ended
	Mar 31	Mar 31
	2009	2008
Cost of Revenue	$62	$131
Selling, general and administrative expenses	$137	$163
Total share based compensation expense	$199	$294

     Share Repurchase Program:

     On October 24 2008, our Board of Directors approved a share repurchase program of up to $5,000,000 of the Company's common stock over an 18 month period ending April 24, 2010. The share repurchase program will be funded using the Company's working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The Company also has adopted a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to continue to repurchase shares under the authorization or enter into additional Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares.

     As of March 31, 2009, a total of 664,150 shares have been repurchased at an average price of $1.52 out of which 584,850 shares were repurchased at an average price of $1.51 during the quarter ended March 31, 2009. All the repurchased shares are constructively retired.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 8- SEGMENT DATA AND GEOGRAPHIC INFORMATION (Continued)

     Accordingly, the Company’s consolidated operating results for the three months ended March 31, 2009 and 2008 are presented in the following geographic segments (in thousands):

	United States	India	Europe	Japan	Total
Three Months ended March 31, 2009
Revenue	17,604	9,080	3,175	1,010	30,869
Operating Income / (Loss)	169	1,177	586	(122)	1,810
Income Tax Expense	1	345	184	-	530
Net Income / (Loss)	175	680	253	(331)	777

As of March 31, 2009
Property & Equipment, net	573	2,772	1,005	54	4,404
Total Assets	32,677	16,436	6,521	1,492	57,126

Three Months ended March 31, 2008
Revenue	22,366	10,881	4,070	1,136	38,453
Operating Income / (Loss)	419	950	228	109	1,706
Income Tax Expense	(8)	270	64	-	326
Net Income / (Loss)	522	719	279	342	1,862

As of March 31, 2008
Property & Equipment, net	562	3,006	2,548	65	6,181
Total Assets	34,996	18,590	10,913	2,282	66,781

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million as at March 31, 2009, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 9- COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements

     As of March 31, 2009, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.8 million. In addition, the Company’s wholly controlled and majority owned subsidiary Intelligroup Asia Pvt. Ltd. (“IGA”) had entered into Severance Packages totaling approximately $0.6 million with certain former members of the IGA management team. Pursuant to the terms of the Agreement for Severance Package, the Severance Package is activated upon the fulfillment of certain events, including a change in management of the Company or IGA. In April 2005, following the termination of the Company’s Chief Executive Officer, three members of the IGA management team, each of whom had a Severance Package, resigned. Except as set forth below, to date, the Company has not received any claim for payment of the Severance Package. In September 2005, two former members of the IGA management team sent IGA notices under Section 433 and 434 of the Indian Companies Act, 1956 for payment of such Severance Package. Such claims have not been pursued since such initial notice was served, and the Company does not believe that such severance amount is owed. In the event the Company is unsuccessful in defending against such claim for payment, the Company would owe approximately $0.6 million to such individuals.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

     The Company elected a partial deferral of SFAS No 157 under the provisions of SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. We adopted the provisions of this statement for non-financial assets and liabilities effective January 1, 2009. This adoption did not have impact on its Consolidated Financial statements.

     In December 2007, the FASB issued FAS No.141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was adopted beginning January 1, 2009. There was no significant impact on the Company’s financial position or results of operations as a result of the adoption of SFAS 141R.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 11 below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that there will be a significant impact on its financial position or results of operations as a result this pronouncement.

NOTE 11- FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term Investments (Note a)	1,724	-	1,724	-
Bank guarantees & Term Deposits (Note b)	144	-	144	-
Investments (Note c)	1,751	-	1,751
Total	3,618	-	3,618	-

Liabilities:
Derivative Instruments (Note d)	3,360	-	3,360	-
Total	3,360	-	3,360	-

a)	Represents Term deposits and is reported under the head ‘Short Term Investments’ in the current assets on the consolidated balance sheet as of March 31, 2009. The fair value in the table is the face value of the instruments.
b)	Reported as ‘Restricted cash and Investments’ on the consolidated balance sheet as of March 31, 2009. (Please refer note 4 – Restricted cash and investments.) The fair value is the face value of the instruments.
c)	Represents non convertible debentures reported under ‘Restricted cash and Investments’ on the consolidated balance sheet as of March 31, 2009. The fair value is derived through external valuation.
d)	Reported under current liabilities ($3.02 million) and other long term liabilities ($0.34 million) on the consolidated balance sheets. The fair value is derived through external valuation based on market related inputs.

Derivative Instruments:

     The Company entered into foreign currency derivative contracts to manage a portion of its foreign currency risk related to U.S. Dollar denominated asset balances at our Indian subsidiary. The contracts do not qualify for hedge accounting under SFAS 133. Accordingly, these outstanding derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in foreign currency transaction gain / (loss), net, in the condensed consolidated statement of operations and comprehensive income (loss). During the three months ended March 31, 2009, the Company has not entered into any new foreign currency forward or option contracts. As of March 31, 2009, a total of $14 million of notional amounts under option contracts and $8.6 million under forward contracts remain outstanding and are expected to be settled monthly over the period until the maturity date the last of which is May 2010. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the prevalent spot rates.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

NOTE 11- FINANCIAL INSTRUMENTS (Continued)

     At March 31, 2009, summary information about the instruments is as follows.

	Option Contracts	Forward Contracts
Notional Amount	$14 million	$8.6 million
Rates	INR 43.45	INR 43.37 to 44.93
Effective date	5/18/2007	6/6/08, 6/30/2008, 8/14/2008
and 8/20/2008
Maturity Dates	04/28/2009 to 05/26/10	04/30/2009 to 12/31/09
Fair Value	$ (2.2) million	$ (1.2) million

     The Company does not enter into foreign exchange contracts for trading or speculative purposes.

     The fair values of derivative instruments in the consolidated balance sheet as of March 31, 2009 are as follows:

	Asset / (Liability) Derivatives
	Balance Sheet
	Location	Fair Value '000s
Derivative Instruments not designated as hedges:
Fair value of foreign exchange contracts	Accounts Payable	$(3,020)
	Other Long Term Liabilities	$(340)
Fair Value Total		$(3,360)

     The fair value is derived through market related inputs and external valuation.

     The effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009 is as follows:

		Amount of gain
		/ (loss)
	Location of gain / (loss) recognized on the	recognized
	Income Statement	('000s)
Derivative Instruments not designated as hedges:
Foreign Exchange Contracts	Foreign currency transaction gain / (loss), net	$(973)
Total		$(973)

     Please also refer Note 13 below for the various components of foreign currency transaction gain / (loss) as reported on the condensed consolidated statement of operations and comprehensive income (loss) for the three month periods ending March 31, 2009 and 2008.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009 AND 2008

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

     Net Gratuity Plan cost includes the following components:

	Three Months Ended
	Mar 31	Mar 31
	2009	2008
Service Cost	$27	42
Interest Cost	9	11
Actuarial (Gain) / Loss	(20)	(53)
Expected Return on Assets	(3)	0
Net Gratuity Plan Cost	13	0

NOTE 13- FOREIGN CURRENCY TRANSACTION GAIN / (LOSS), NET

     Foreign currency transaction gain / (loss) comprises of two components – i) FAS 52 translation gains or losses on the Accounts receivable denominated in other than the reporting currency and the mark to market gains or losses of the derivative instruments as follows (USD in thousands)

	Three month periods
	ended March 31
	2009	2008
Foreign currency translation/ realization gain	$358	$733
Derivative unrealized loss	(220)	(525)
Derivative realized (loss) / gain	(753)	143
Total foreign currency transaction gain / (loss)	$(615)	$351

NOTE 14- OTHER COMPREHENSIVE INCOME/(LOSS)

     The changes in Other Comprehensive Income (Loss) are mainly due to the foreign currency translation adjustments of overseas subsidiaries.

     For the three months ended March 31, 2009, the Company recorded other comprehensive loss due to translation adjustment of approximately $1 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $0.5 million was recorded for the three months ended March 31, 2008.

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

     Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

  the continuation of the current global economic crisis or further deterioration of the global economy which has and may continue to impact demand for our services;

  the inability to generate new sales and maintain profitability;

  the inability to attract and retain a sufficient number of highly skilled technical employees, particularly senior level technical personnel and project managers;

  changes in the political, regulatory, and economic conditions in India, which is where a substantial portion of our operations are located;;

  effects of competition in the information technology services industry where there is a very high level of competition for employees and customers;

  restrictions imposed by U.S. immigration regulation which could affect the ability of our employees who are primarily Indian nationals to obtain the necessary work visas to work in the United States;

  future legislation impacting the off shore business model and increased anti-off-shoring sentiment in the United States and other jurisdictions could significantly affect the demand for our services and our customer delivery model.

  inability to maintain access to external funding;

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

  we may be subject to increased tax liabilities, including if the spin-off in 2000 of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million. In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to the us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 9 to the financial statements on in our annual report on Form 10-K for the year ended December 31, 2008; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and other reports that we file with the Securities and Exchange Commission.

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

Overview

     The Company plans, consults, builds, supports and manages enterprise resource planning (“ERP”) solutions based on SAP, Oracle, PeopleSoft and Microsoft applications and technology platforms and also provide services around business intelligence, ERP Infrastructure Management, E-Business ERP Integration, ERP Testing and business process outsourcing or “BPO” and knowledge process outsourcing or “KPO”.

     The Company helps its customers align and optimize their technology platforms, primarily their ERP systems, with their businesses. While historically ERP providers had focused on providing solutions for large market companies with revenues of over $5 billion such systems have increasingly become mission critical for companies with revenues of between $500 million and $5 billion (“Mid-Tier Market”) or more, as these systems are used to help them drive greater revenue and productivity as well as to better manage and control costs.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three months ended March 31, 2009 and 2008, revenue derived from projects under fixed price contracts represented approximately 34% and 28%, respectively, of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three months ended March 31, 2009 and 2008. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended March 31, 2009 and 2008, the Company’s ten largest customers accounted for in the aggregate approximately 36% and 40% of its revenue, respectively. During the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of revenues. There can be no assurance that such IT consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three months ended March 31, 2009 and 2008, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP and Oracle.

	Percentage of Revenues
	Three Months ended
	Mar 31, 2009	Mar 31, 2008
SAP	77%	80%
Oracle Universe	14%	10%
e-Business	5%	5%
Others	4%	5%
Total	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Princeton (New Jersey), and branch offices in Atlanta, GA, Naperville, IL and Milpitas, CA. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark, Japan and the United Arab Emirates.

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

     There have been no material changes to our critical accounting policies and estimates as identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – Three months ended March 31, 2009 compared to three months ended March 31, 2008.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	68.8	70.3
Gross Profit	31.2	29.7

Selling general and administrative expenses	23.5	23.4
Depreciation and amortization	1.8	1.9
Total operating expenses	25.3	25.3
Operating Income	5.9	4.4
Interest Expense	0.0	(0.4)
Interest Income	0.1	0.3
Foreign currency transaction gain / (loss), net	(2.0)	0.9
Other Income	0.3	0.5
Income before income taxes	4.3	5.7
Income tax provision	1.7	0.9
Net income	2.6%	4.8%

     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

     The following discussion compares the consolidated results of operations for the Three months ended March 31, 2009 and 2008.

     Revenue. Total revenue decreased by 19.7% or $7.6 million from $38.4 million for the three months ended March 31, 2008 to $30.9 million for the three months ended March 31, 2009. The decrease was primarily due to the impact by the challenging global economic environment, which led many of our customers and prospective customers to defer decision-making on a range of IT services initiatives, particularly shorter-term projects.

     Cost of revenue and gross profit. The Company’s cost of revenue decreased by 21.4% or $5.8 million, from $27.0 million for the three months ended March 31, 2008 to $21.2 million for the three months ended March 31, 2009. The decrease was primarily due to the decrease in headcount and related compensation and travel related costs as well as improved utilization rates. The Company’s gross profit decreased by 15.8% or $1.8 million, from $11.4 million for the three months ended March 31, 2008 to $9.6 million for the three months ended March 31, 2009. Gross margin increased from 29.7% for the three months ended March 31, 2008 to 31.2% for the three months ended March 31, 2009. The decrease in gross profit was a result of decrease in the revenues and the increase in gross margin was primarily due to the combination of decreased head count combined with improved resource management and utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, occupancy costs, related travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 19.3%, or $1.7 million, from $9.0 million for the three months ended March 31, 2008 to $7.2 million for the three months ended March 31, 2009. The decrease was as a result of better managing the staff levels for our selling and administrative functions and the related overhead cost structure to address the decline in the revenues.

     Depreciation and amortization expenses. The Company recorded depreciation and amortization expenses of $0.5 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008. The decrease is primarily due to the reduced amortization expense as a result of the finalization of purchase price allocation in September 2008 relating to the Novasoft acquisition.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest Expense: For the three month ended March 31, 2009 and 2008, the company recorded $0.02 million and $0.2 million towards interest expense. The decrease is primarily as a result of renegotiating the line of credit in May 2008 together with the improved cash position in Q1 ’09 as compared to Q1 ’08.

     Foreign Currency gain (loss). For the three month ended March 31, 2009, the Company recorded foreign currency transaction losses of approximately $0.6 million, primarily the result of marking to market value of our foreign currency forward and option contracts due to strengthening of the U.S. Dollar (“USD”) against the Indian Rupee (“INR”) in particular. We recorded transaction gains of approximately $0.4 million for the three month ended March 31 2008, primarily the result of the mark to market gains.

     Interest and Other Income. Interest and other income was approximately $0.1 million for the three month ended March 31, 2009 as compared to $0.3 million for the three month ended March 31, 2009. The decrease was primarily due to the lack of sub lease income in Q1 ’09.

     Income tax provision. The Company recorded an income tax provision of $0.5 million on a pretax income of $1.3 million for the three months ended March 31, 2009 as opposed to an income tax provision of $0.3 million on a pretax income of $2.2 million for the three months ended March 31, 2008. The increase in the tax expense is as result of exhaustion of carry forward losses in Europe segment.

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India; A majority of the total revenue generated in India is derived from providing off shore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the United States. This segment also covers our operations in the UAE;

  Europe – includes the operations of the Company in Denmark and the United Kingdom. The European offices are located in Milton Keynes, United Kingdom; and Odense in Denmark; and

  Japan – includes the operations of the Company in Japan. The office is located in Tokyo, Japan.

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

     The following discussion compares the segment results of operations for the three months ended March 31, 2009 and 2008.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Three months ended March 31,
	2009			2008			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	Income	Revenues	Total	Income	Revenues	Income
United States	$17,604	57%	$169	$22,366	58%	$419	$(4,762)	$(250)
India	9,080	29%	1,177	10,881	28%	950	(1,801)	227
Europe	3,175	10%	586	4,070	11%	228	(895)	358
Japan	1,010	3%	(122)	1,136	3%	109	(126)	(231)
Total	$30,869	100%	$1,810	$38,453	100%	$1,706	$(7,584)	$104

     US revenue decreased by 21.3% or $4.8 million, from $22.4 million for the three months ended March 31, 2008 to $17.6 million for the three months ended March 31, 2009. Operating income for US segment reduced by $0.25 million from $0.42 million for the three month ended March 31, 2008 to $0.17 million for the three months ended March 31, 2009. The decrease in revenue and operating income was primarily due to the impact by the challenging global economic environment, which led many of our customers and prospective customers to defer decision-making on a range of IT services initiatives, particularly shorter-term projects.

     India revenue decreased by 16.6% or $1.8 million, from $10.9 million for the three months ended March 31, 2008 to $9.1 million for the three months ended March 31, 2009. Operating income for India segment increased by $0.23 million from $0.95 million for the three month ended March 31, 2008 to $1.18 million for the three months ended March 31, 2009. The decrease in revenues was attributable to global economic slowdown and reduced demand during the period from customers in the middle east, region in particular. The increase in operating income is attributable primarily due to strengthening of US Dollar against the India Rupee in combination with improvements in operational efficiencies and an increase in the percentage of revenue generated by providing offshore development and support services (which can be provided at a higher gross margin level than the services provided to local customers) during the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008.

     Europe revenue decreased by 22% or $0.9 million, from $4.1 million for the three months ended March 31, 2008 to $3.2 million for the three months ended March 31, 2009. Operating income for UK segment increased by $0.36 million from $0.23 million for the three month ended March 31, 2008 to $0.59 million for the three months ended March 31, 2009. The decrease in revenues was attributable to global economic slowdown and reduced demand during the period for ERP products in the local markets. The increase in operating income is attributable primarily due to strengthening of the U.S. Dollar against European currencies, the British Pound in particular, along with improved operational efficiencies during the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008.

     Japan revenue decreased marginally by $0.1 million, from $1.1 million for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009 while operating income reduced by $0.23 million from an operating income of $0.11 million during the three month period ended March 31, 2008 to an operating loss of $0.12 million during the three month period ended March 31, 2009. The decrease in operating income was primarily due to strengthening of the Japanese Yen against the U.S. Dollar during the three months ended March 31, 2009 as compared to the three month period ended March 31, 2008.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Cash Position and Cash Flows

     We had cash and cash equivalents of $14 million as at March 31, 2009 net of amounts outstanding against the line of credit as compared to $10 million as at December 31, 2008. We had working capital of $25.8 million at March 31, 2009 and $25.5 million as at December 31, 2008.

     Cash generated from operating activities was $6.1 million for the three months ended March 31, 2009, resulting primarily from the decrease in accounts receivable and unbilled balances which amount together to $5.7 million. Cash generated from operating activities was $1.2 million for the three months ended March 31, 2008 resulting primarily from the net profit of $1.8 million for the period.

     The Company invested $0.1 million and $0.3 million in computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the three months ended March 31, 2009 and 2008, respectively. Net cash used for investments was $0.74 million during the three months ended March 31, 2009 while there was no purchase or sale of investment instruments during the three months ended March 31, 2008.

     Cash used in financing activities was $1.1 million during the three month ended March 31, 2009 while cash provided by financing activities was $1.3 million during the three months ended March 31, 2008. The increase in cash used in financing activities resulted primarily from cash used to repurchase shares in according with our share repurchase program. (Please refer note 7 above ‘Share Holder’s Equity’ and Part II, item 2 below for additional details on the share repurchase program).

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. The Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of March 31, 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of March 31, 2009.

     As of March 31, 2009, the Company had approximately $100,000 outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of March 31, 2009.

     Cash to Fund Operating Activities

     The Company relies on the cash generated by operating activities, cash on hand and the financing available under its credit facility to fund ongoing operations. The Company’s credit facility with the Bank represents its sole source of external financing for ongoing business operations. The Company’s operating plan depends on its cash generated by operating activities and continued borrowing availability under this credit facility or securing alternate sources of financing. The Company must comply with certain covenants or secure from the Bank waivers of any default on such covenants to maintain its line of credit with the Bank. There can be no assurances that the Company will be able to maintain compliance with the applicable financial covenants under its credit agreement or obtain waivers of any defaults.

     The Company’s 2009 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing.

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

Contractual Obligations and Other Commercial Commitments

     There have been no material changes to the contractual obligations and other commercial commitments previously disclosed in our annual report on Form 10-K for the period ended December 31, 2008.

Business Outlook

     Our business and financial condition depend on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from clients in the United States. Our revenue and profits are driven by demand for our services. The United States economy is currently in a recession and we continue to be impacted by the challenging global economic environment, which led many companies to defer decision-making on a range of IT services projects, particularly affecting smaller, shorter-term projects where we have primarily focused our efforts in order to develop inroads with new customers. A continuing deterioration in economic activity in the United States could adversely affect demand for our services, which may materially and adversely impact our revenue and profitability. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or continue delay spending on marketing, technology and other business initiatives. We have seen the impact of such decline in demand for our services as reflected by the 19.7% year over year decline in our revenue. To date, we have been able to effectively manage our cost structure to minimize the impact of declining revenues on our operating income, which was $1.8 million for the first quarter of 2009 compared with $1.7 million in the first quarter of 2008. However, if the current downturn in worldwide economic conditions continues or economic conditions worsen, particularly in the United States, we may not be able to continue to reduce costs to a level sufficient to minimize the impact of any possible further revenue declines on our operating income and any of these events could materially and adversely impact our business, financial condition and results of operations.

INTELLIGROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to the information on quantitative and qualitative disclosures about market risk provided in our annual report on Form 10-K for the period ended December 31, 2008.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially effected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

     There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASE OF EQUITY SECURITIES
			Total number	Cumulative	Maximum
		Average	of shares	approximate	approximate
		price	repurchased as	value of shares	dollar value of
	Total	paid	part of the	repurchased as	Shares that may
	Number	per	publicly	part of the	yet be
	of Shares	share	announced	publicly	purchased
Period	Purchased	($)	plan	announced plan	under the plan
Jan 1 to Jan 31 2009	338,150	1.53	417,450	647,136	4,352,864
Feb 1 to Feb 28 2009	235,750	1.48	653,200	996,274	4,003,726
Mar 1 to Mar 31 2009	10,950	1.39	664,150	1,011,516	3,988,484

     Share Repurchase Program

     The purchases disclosed in the above table were made under the share repurchase program which was announced on October 29, 2008. Pursuant to the approval of our Board of Directors, we are authorized to purchase under this share repurchase program up to $5,000,000 of our common stock over an 18 month period ending April 24, 2010. The share repurchase program will be funded using our working capital and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. We also have adopted a Rule 10b5-1 trading plan and intend to adopt additional Rule 10b5-1 trading plans that will allow us to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. We are not obligated to continue to repurchase shares under the authorization or enter into additional Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including our cash flow and the liquidity and price performance of our shares.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended March 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

     There are no matters to report subject to this Item for the period ended March 31, 2009.

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended March 31, 2009.

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

10.1*

Amendment No. 4 to employment agreement between Vikram Gulati and Intelligroup, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated March 4, 2009, filed with the Securities and Exchange Commission on March 9, 2009).

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2009.

INTELLIGROUP, INC.

Date: May 14, 2009	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer