Form 10-K/A
period 2008-12-31
INTELLIGROUP INC
filed 2009-08-07
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “Commission”) on March 20, 2009, is filed solely for the purpose of including the typed signatures that were inadvertently omitted from the Annual Report when it was initially filed and to indicate each capacity in which a person signs the Annual Report when such person occupies more than one of the specified positions. At the time the Company filed the Annual Report each signatory to the filing manually signed a signature page. The Company retained and will continue to retain such signature pages for a period of five years. Upon request, the Company shall furnish to the Commission or its staff a copy of any or all such documents. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on March 20, 2009 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

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

Signature		Title	Date

/s/	Vikram Gulati	Chief Executive Officer	March 19, 2009
	Vikram Gulati	and Director

/s/	Alok Bajpai	Chief Financial Officer and	March 19, 2009
	Alok Bajpai	Principal Accounting Officer

/s/	Ravi Adusumalli	Director	March 19, 2009
Ravi Adusumalli

/s/	Ajit Isaac	Director	March 19, 2009
Ajit Isaac

/s/	Srinivasa Raju	Director	March 19, 2009
Srinivasa Raju

/s/	Sandeep Reddy	Director	March 19, 2009
Sandeep Reddy

/s/	Babar Khan	Director	March 19, 2009
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