Form 10-Q
period 2009-06-30
INTELLIGROUP INC
filed 2009-08-14
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2009:

Class	Number of Shares
Common Stock, $.01 par value	41,162,389

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item 1A “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008 and elsewhere in this quarterly report on Form 10-Q.

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands, except par value)

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,496	$10,161
Short-term investments	1,826	1,031

Accounts receivable, less allowance for doubtful accounts of $2,089
and $1,996 at June 30, 2009 and December 31, 2008, respectively	21,024	23,805
Unbilled services, less allowance for doubtful accounts of $20 as at
June 30, 2009 and December 31, 2008	5,843	10,456
Deferred tax asset, current portion	679	545
Prepaid expenses and prepaid taxes	1,043	1,115
Other current assets	868	617
Total current assets	49,779	47,730
Property and equipment, net	3,917	5,041
Goodwill and intangibles	2,092	1,941
Restricted cash and investments	2,193	882
Prepaid taxes - non-adjustable, less allowance for doubtful accounts of
$104 and $95 at June 30, 2009 and December 31, 2008, respectively	888	393
Deferred taxes, net of current portion and other assets	2,521	4,243
Total Assets	$61,390	$60,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$125	$125
Accounts payable	1,997	1,820
Liability on derivative instruments	1,574	2,621
Accrued payroll and related taxes	9,953	11,609
Accrued expenses and other current liabilities	3,920	4,930
Deferred revenue, current portion	1,372	735
Tax payable	1,046	-
Capital lease and deferred rent, current portion	612	805
Total current liabilities	20,599	22,645
Obligations under capital lease, net of current portion	287	533
Deferred revenue, net of current portion	385	454
Other long-term liabilities	989	1,556
Total Liabilities	22,260	25,188

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or
outstanding	-	-
Common stock, $.01 par value, 65,000 shares authorized
at June 30, 2009 and December 31, 2008 and 41,442 and 42,114
shares issued and outstanding at June 30, 2009 and December 31,
2008, respectively	414	421
Additional paid-in capital	71,475	72,089
Accumulated deficit	(30,120)	(34,100)
Accumulated other comprehensive loss	(2,639)	(3,368)

Total shareholders’ equity	39,130	35,042

Total liabilities and shareholders’ equity	$61,390	$60,230

See accompanying notes

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Revenue	$61,829	$78,590	$30,960	$40,137
Cost of revenue	41,515	54,128	$20,267	27,099
Gross profit	20,314	24,462	10,693	13,038

Selling, general and administrative expenses	14,292	18,668	7,034	9,670
Depreciation and amortization	1,348	1,463	794	743
Total operating expenses	15,640	20,131	7,828	10,413

Operating income	4,674	4,331	2,865	2,625

Interest income	64	176	31	70
Interest expense	(38)	(356)	(18)	(196)
Foreign currency transaction gain (loss), net	114	(1,059)	729	(1,410)
Other income (expense), net	289	543	190	357

Income before income taxes	5,103	3,635	3,797	1,446
Provision for income taxes	1,123	$637	593	$312
Net income	$3,980	$2,998	$3,204	$1,134

Basic net income per share	$0.10	$0.07	$0.08	$0.03
Diluted net income per share	$0.10	$0.07	$0.08	$0.03

Weighted average no. of common shares
outstanding
- Basic	41,608	42,160	41,498	42,160
- Diluted	41,626	42,369	41,516	42,248

Comprehensive income (loss)
Net income	$3,980	$2,998	$3,204	$1,134
Other comprehensive income (loss)
Currency translation adjustments	729	(2,528)	1,708	(2,081)

Comprehensive income / ( loss)	4,709	470	4,912	(947)

See accompanying notes.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTH ENDED JUNE 30, 2009 AND 2008
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$3,980	$2,998
Adjustments to reconcile net loss to net
Cash provided by operating activities:
Depreciation and amortization	1,620	1,793
Provision for doubtful accounts and advances	467	640
Stock compensation expense	383	555
Unrealized gain on investments	(185)	-
Loss on sale of fixed assets	20	-
Unrealized exchange (gain) / loss	(157)	1,271
Deferred taxes	(266)	(771)
Changes in operating assets and liabilities:
Accounts receivable	2,852	(2,292)
Unbilled services	4,697	(950)
Prepaid taxes	(435)	-
Prepaid expenses and other current assets	(190)	283
Other assets	20	(75)
Restricted cash and investments	717	(104)
Derivative liability	(1,354)	(2,659)
Accounts payable	(30)	(658)
Accrued payroll and related taxes	(1,724)	(282)
Accrued expenses and other current liabilities	(950)	(312)
Deferred revenue	608	(590)
Income taxes payable	634	1,295
Other long-term liabilities	(59)	1,617
Net cash provided by operating activities	$10,648	$1,759

Cash flows from investing activities:
Purchase of property and equipment	$(682)	$(295)
Proceeds from sale of equipment	-	33
Purchases of investments	(7,803)	-
Proceeds from sale of investments	7,049	-
Net cash used in investing activities	$(1,436)	$(262)

Cash flows from financing activities:
Principal payments under capital leases	$(138)	$(366)
Stock repurchase	(1,004)	-
Net change in line of credit borrowings	-	(1,052)
Net cash used in financing activities	$(1,142)	$(1,418)

Effect of foreign currency exchange rate changes on cash	$265	$(398)

Net increase (decrease) in cash and cash equivalents	8,335	(319)
Cash and cash equivalents - beginning of year	$10,161	$8,419
Cash and cash equivalents - end of the period	$18,496	$8,100

See accompanying notes

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company’s consolidated financial statements filed on Form 10-K/A for the year ended December 31, 2008.

     The amounts for the December 31, 2008 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2008.

     The results of the Company’s operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009.

     Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2009 presentation. Prepaid taxes which represent taxes paid under protest to the tax authorities in India, previously included as current assets, have now been classified under non-current assets since the recoverability of such prepayments is not determinable.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company did not have any cash equivalents as at June 30, 2009 and December 31, 2008.

Revenue Recognition and Allowance for Doubtful Accounts

     We generate revenue from professional services rendered to customers. Revenue is recognized under the Company’s contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     We also derive a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized using the proportional performance method. The Company prepares a detailed estimate of the cost of resources needed to complete such contracts. It determines performance by comparing the actual cost of work performed to date to the estimated total cost for each project. It recognizes revenue based upon costs incurred by its consultants during the period. The Company follows this revenue recognition method for fixed-price, fixed-time contracts because there is a direct and consistent relationship between the service patterns and services provided to the customer and the direct costs incurred to provide such services. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. The Company regularly monitors its estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services at June 30, 2009 and December 31, 2008 represent services provided through six months ended June 30, 2009 and year ended December 31, 2008, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be collected over the next twelve months.

     Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

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

     For the six months period ended June 30, 2009 and 2008, respectively, options to purchase 2,920,158 and 1,433,980 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive. For the three months ended June 30, 2009 and 2008, respectively, options to purchase, 2,920,158 and 1,619,532 shares of common stock were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

     As explained in Note 6 below, the Company engaged in a share repurchase program through which it repurchased 750,950 shares as of June 30, 2009. Though not significant, the repurchase has improved the EPS for both the three and six month period ended June 30, 2009.

Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.6 million and $0.3 million on a pretax income of $3.8 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively and an income tax expense of $1.1 million and $0.6 million on a pretax income of $5.1 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The effective tax rate has decreased to a tax provision of 16% during the three months ended June 30, 2009 from a tax provision of 22% during the three months ended June 30, 2008. The effective tax rate has increased to a tax provision of 22% during the six months ended June 30, 2009 from a tax provision of 18% during the six months ended June 30, 2008. Changes in the effective rate of taxes are due to the changes in the geographic distribution of our income and changes in non taxable income.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 through 2003 and fiscal year ended March 31, 2005, challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The Company has deposited additional tax of INR 41.1 million (or approximately $0.9 million) under protest, net of allowance of $0.1 million, as at June 30, 2009 consequent to the above tax assessments.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 demanding an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest. The Company is under litigation in respect of these assessments and received favorable judgment during 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.2 million of the amount deposited for the year ended March 31, 1998, while $0.2 million is pending to be received from the tax authorities for the year ended March 31, 1999. While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that had earlier been allowed to the Company. The Company is under litigation against this order and does not expect a favorable decision. This has been fully reserved for as at June 30, 2009.

     During the three months ended June 30, 2009, the Company deposited an amount of INR 2.8 million (or approximately $0.1 million) under protest against the order passed by the tax authorities challenging certain tax exemptions, earlier allowed to the Company for the fiscal year ended March 31, 2001. Further, for the fiscal year ended March 31, 2005, an amount of INR 20.4 million (or approximately $0.4 million) had been deposited by the Company under protest, during the three months ended March 31, 2009, against an assessment order passed by the tax authorities, challenging the transfer pricing methodology followed by the Company and non submission of evidence in support of foreign inward remittance. The Company has not recorded a reserve on the additional tax paid under protest as it considers that it’s tax position is more likely than not will be sustained based on independent merits.

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

Goodwill and Intangibles

     The Company does not amortize goodwill but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If impairment is indicated, a write down to fair value (normally measured discounting estimated cash flows) is recorded. Other intangibles represent customer relationships which are amortized on a straight line basis over their estimated useful lives.

Pension Plan Liability

     The Company provides its employees in India with benefits under a defined benefit pension plan, referred to as the “Gratuity Plan”. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment. The Company determines its liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, the Company determines liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. The Company evaluates these critical assumptions at least annually. The Company periodically evaluates and updates other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect its experience. The mortality rates used are consistent with those published by the Life Insurance Corporation of India.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The discount rate used is equal to the yield on high quality fixed income investments in India at the measurement date. The expected rate of return on plan assets is estimated based on available market information, Indian law which regulates such investments and historical returns. The measurement date for these employee retirement benefits coincides with reporting date of the financial statements. The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”) as of December 31, 2006 and the measurement date requirement as of January 1, 2008. The implementation of this standard did not have a material impact on its consolidated financial statements.

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 6. The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, using the modified prospective transition method.

     There were no share-based payment awards granted during the three and six months period ended June 30, 2009. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. There were no options exercised during the three months ended June 30, 2009 and June 30, 2008.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard effective April 1, 2009. (Please see Note 10 below for the expanded disclosure on the fair value of financial instruments in accordance with the pronouncement).

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The Company adopted this standard effective April 1, 2009. (Please see Note 14 below for the disclosure on subsequent events in accordance with the pronouncement).

     In June 2009, the FASB issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of the adoption of this statement to be material on its consolidated financial position, results of operations or cash flows.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of June 30 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of June 30, 2009.

     As of June 30, 2009, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of June 30, 2009.

     The Company is prohibited from paying dividends under the terms of its credit agreement.

NOTE 4- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from iLabs Hyderabad Technology Center Pvt. Ltd. (“iLabs”), a party with which two members of the Company’s Board of Directors are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $340,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $37,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $10,000). Rent paid for the three months ended June 30, 2009 towards such lease was 7.7 million rupees (approximately $158,000). There are no advance lease rentals as of June 30, 2009.

NOTE 5- LITIGATION

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

NOTE 6- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors. The compensation cost that has been charged against income for those plans was $0.2 million for the three months ended June 30, 2009 and $0.3 million for the three months ended June 30, 2008. The compensation cost that has been charged against income for those plans was $0.4 million for the six months ended June 30, 2009 and $0.6 million for the six months ended June 30, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income (loss) for the first six months of 2009 or 2008, due to its accumulated net operating losses. No options were forfeited or exercised during the six months ended June 30, 2009.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 6- SHAREHOLDERS’ EQUITY (Continued)

Stock Options:

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the six months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2009	2008	2009	2008
Expected Volatility	-	83.86%	-	83.86-84.69%
Expected Lives(years)	-	6.0625	-	6.0625
Risk free Interest Rate	-	3.50%	-	2.80-3.50%
Expected Dividends	-	0%	-	0%

     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $1.26 and $1.49 respectively.

     As of June 30, 2009, there was $0.6 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next 3.5 years.

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the six months ended June 30, 2009 and 2008 (in thousands except per share information):

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of Revenue	$125	204	$62	73
Selling, general and administrative expenses	$258	351	$122	188
Decrease in net income	$383	555	$184	261

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

     As of June 30, 2009, a total of 750,950 shares have been repurchased at an average price of $1.51 out of which 86,800 and 671,650 shares were repurchased at an average price of $1.41 and $1.49 during three and six months ended June 30, 2009, respectively. Subsequently, the Company further repurchased a total of 282,451 shares at an average price of $1.53 between July 1, 2009 and August 14, 2009 (the filing date). All the repurchased shares are constructively retired.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India. A majority of total revenue generated in India is derived from providing offshore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the US. This Segment also covers our operations in the United Arab Emirates (“UAE”);

  Europe – includes the operations of the Company in Denmark and the United Kingdom. The European offices are located in Milton Keynes, United Kingdom and Odense in Denmark; and

  Japan – includes the operations of the Company in Japan. The office is located in Tokyo, Japan.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 7- SEGMENT DATA AND GEOGRAPHIC INFORMATION (Continued)

     Accordingly, the Company’s consolidated operating results for the three and six months ended June 30, 2009 and 2008 are presented in the following geographic segments (in thousands):

	United States	India	Europe	Japan	Elimination	Total
Three Months ended June 30, 2009
Revenue	22,339	1,857	5,761	1,003		30,960
Inter-segment Revenue	231	6,039	-	-	(6,270)	-
Operating Income / (Loss)	1,867	341	792	(135)		2,865
Income Tax Expense	91	360	142	-		593
Net Income / (Loss)	1,788	885	644	(113)		3,204

Three Months ended June 30, 2008
Revenue	30,999	2,787	4,983	1,368		40,137
Inter-segment Revenue	6	9,117	-	-	(9,123)	-
Operating Income / (Loss)	811	1,705	325	(216)		2,625
Income Tax Expense	54	223	35	-		312
Net Income / (Loss)	901	294	285	(346)		1,134

Six months ended June 30, 2009
Revenue	46,031	3,723	9,981	2,094		61,829
Inter-segment Revenue	297	13,253	-	-	(13,550)	-
Operating Income / (Loss)	2,036	1,518	1,378	(258)		4,674
Income Tax Expense	92	706	325	-		1,123
Net Income / (Loss)	1,963	1,565	896	(444)		3,980
Property & Equipment, net	521	2,397	946	53		3,917
Total Assets	40,721	33,634	9,880	1,399	(24,244)	61,390

Six months ended June 30, 2008
Revenue	60,485	5,549	9,800	2,756		78,590
Inter-segment Revenue	60	17,237	-	-	(17,297)	-
Operating Income / (Loss)	1,230	2,655	554	(108)		4,331
Income Tax Expense	46	493	99	-		638
Net Income / (Loss)	1,423	1,013	566	(4)		2,998
Property & Equipment, net	505	2,596	2,331	58		5,490
Total Assets	47,621	34,749	11,202	2,019	(30,016)	65,575

NOTE 8- COMMITMENTS AND CONTINGENCIES

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 8- COMMITMENTS AND CONTINGENCIES (Continued)

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million as at June 30, 2009, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

     Employment Agreements

     As of June 30, 2009, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.6 million.

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

NOTE 9- RESTRICTED CASH AND INVESTMENTS

     The various components of restricted cash and investments consist of the following as on June 30, 2009:

		in thousands
Kind of Cash/Investment	Restricted against	6/30/2009	12/31/2008
Non Convertible Debentures	Lien towards derivative contracts	$2,036	$-
Term deposits	Lien towards derivative contracts	-	538
Term deposits	Bank guarantees for various statutory and customer related	157	344
Total		$2,193	$882

     Please refer to Note 10 – Financial instruments for the fair value measurement reporting of the restricted cash and investments.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 10- FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (Note a)	$1,826	$-	$1,826	$-
Term Deposits (Note b)	157	-	157	$-
Investments (Note c)	2,036	-	2,036	$
Total	$4,019	$-	$4,019	$-

Liabilities:
Derivative Instruments (Note d)	$(1,574)	$-	$(1,574)	$-
Total	$(1,574)	$-	$(1,574)	$-

a)	Represents Term deposits and is reported under the head ‘Short Term Investments’ in the current assets on the consolidated balance sheet as of June 30, 2009. The fair value in the table is the face value of the instruments plus interest accrued up to June 30, 2009.
b)	Reported as ‘Restricted cash and investments’ on the consolidated balance sheet as of June 30, 2009. (Please refer note 9 – Restricted cash and investments.) The fair value is the face value of the instruments plus interest accrued up to June 30, 2009.

The short-term investments and term deposits referred above are considered as trading securities. The carrying value of these investments as of June 30, 2009 approximates the fair value. Unrealized and realized gains on these investments were insignificant for the three month and six months ended June 30, 2009. Gross proceeds from sale of such investments amounted to approximately $7 millions for the six month ended June 30, 2009. No significant gains were recorded on the sale of such investments.

c)	Represents non convertible debentures reported under ‘Restricted cash and Investments’ on the consolidated balance sheet as of June 30, 2009. (Please refer note 9 – Restricted cash and investments.) The fair value is derived through external valuation based on market related inputs.
d)	Reported under current liabilities on the consolidated balance sheets. The fair value is derived through external valuation based on market related inputs.

Derivative Instruments:

     In the normal course of business, the Indian subsidiary of the Company actively looks to mitigate the exposure of foreign currency market risk, by entering into various derivative instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The primary exchange rate exposure of the Indian subsidiary is to the US Dollars.

     The Company uses derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under SFAS 133 to hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the condensed consolidated statement of operations and are included in foreign exchange gain/ (loss). The Company had outstanding foreign exchange contracts totaling $16.4 million as of June 30, 2009 and $29.1 million as of December 31, 2008. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the prevalent spot rates. The Company did not enter into any new foreign currency forward or option contract during the six months ended June 30, 2009.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 10- FINANCIAL INSTRUMENTS (Continued)

     At June 30, 2009, summary information about the instruments is as follows.

	Option Contracts	Forward Contracts
Notional Amount	$11 million	$5.4 million
Rates	INR 43.45	INR 43.96 to 44.93
Effective date	5/18/2007	6/30/2008, 8/14/2008 and
8/20/2008
Maturity Dates	07/28/2009 to 05/26/10	07/31/2009 to 12/31/09
Fair Value	$ (1.2) million	$ (0.4) million

     The fair values of derivative instruments in the consolidated balance sheet as of June 30, 2009 are as follows:

	Balance Sheet Location	Fair Value '000s
Derivative Instruments not designated as hedges:
Fair value of foreign exchange contracts	Liability on derivative instruments	($1,574)
Fair Value Total		($1,574)

     The effect of derivative instruments on the condensed consolidated statement of operations for the six and three months ended June 30, 2009 and 2008 is as follows:

Amount of gain/ (loss) recognized (‘000s)
Derivatives	Location of gain/ (loss)	Six month period		Three month period
instruments not	recognized in the	ended		ended
designated as hedges	income statement	June 30,	June 30,	June 30,	June 30,
		2009	2008	2009	2008

Foreign exchange	Foreign currency transaction	$ 87	$ (3,140)	$ 1,060	$ (2,758)
contracts	gain/ (loss), net
Total		$ 87	$ (3,140)	$ 1,060	$ (2,758)

     Please also refer Note 12 below for the various components of foreign currency transaction gain / (loss) as reported on the condensed consolidated statement of operations and comprehensive income (loss) for the three and six month periods ending June 30, 2009 and 2008.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 11- EMPLOYEE BENEFIT PLANS (Continued)

     Net Gratuity Plan cost includes the following components:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Service Cost	$57	79	29	38
Interest Cost	37	21	27	10
Actuarial (Gain) / Loss	(16)	23	6	75
Expected Return on Assets	(5)	0	(2)	0
Net Gratuity Cost	$73	123	60	123

NOTE 12- FOREIGN CURRENCY TRANSACTION GAIN/(LOSS), NET

     Foreign currency transaction gain / (loss) comprises of two components – i) FAS 52 re-measurement gains or losses on the Accounts receivable denominated in other than the functional currency and the mark to market gains or losses of the derivative instruments as follows

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Foreign currency gain / (loss)	$27	2,081	(331)	1,348
Derivative unrealized gain / (loss)	345	(2,825)	1,037	(2,540)
Derivative realized gain / (loss)	(258)	(315)	23	(218)
Total foreign currency transaction gain / (loss)	$114	(1,059)	729	(1,410)

NOTE 13- OTHER COMPREHENSIVE INCOME/(LOSS)

     The changes in Other Comprehensive Income (Loss) are mainly due to the foreign currency translation adjustments of overseas subsidiaries.

     For the three months ended June 30, 2009, the Company recorded other comprehensive income due to translation adjustment of approximately $1.7 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $2.1 million was recorded for the three months ended June 30, 2008.

     For the six months ended June 30, 2009, the Company recorded other comprehensive income due to translation adjustment of approximately $0.7 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $2.5 million was recorded for the six months ended June 30, 2008.

NOTE 14- SUBSEQUENT EVENTS

     The Company has evaluated and disclosed in the paragraphs below all material subsequent events that provide additional evidence about conditions that existed as of June 30, 2009. The Company evaluated these subsequent events through August 14, 2009, the date on which the financial statements contained herein were issued.

     The Company has repurchased a total of 282,451 shares at an average price of $1.53 between July 1, 2009 and August 14, 2009 (the filing date). All the repurchased shares are constructively retired.

INTELLIGROUP, INC.

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

  we may be subject to increased tax liabilities, including if the spin-off in 2000 of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million. In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to the us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 9 to the financial statements on in our annual report on Form 10-K/A for the year ended December 31, 2008; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008 and other reports that we file with the Securities and Exchange Commission.

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

     In this Section, the Company will discuss the following: (i) key factors in evaluating the Company’s financial performance; (ii) application of critical accounting principles, which explains the accounting principles necessary to understand how the Company records its financial information; (iii) results of operations - consolidated, in which the Company’s consolidated results are compared period to period to recognize trends; (iv) results of operations by business segment, which allows the Company to compare the results of its different business units; (v) liquidity and capital resources; (vi) recent accounting pronouncements, which identifies new accounting literature that may have an impact on the Company’s future results and (vii) a discussion of our business outlook.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three and six months ended June 30, 2009 and 2008, revenue derived from projects under fixed price contracts represented approximately 38% and 28%, respectively, of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three and six months ended June 30, 2009 and 2008. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three months ended June 30, 2009 and 2008, the Company’s ten largest customers accounted for in the aggregate approximately 39% and 37% of its revenue, respectively. For the six months ended June 30, 2009 and 2008, the Company’s ten largest customers accounted for in the aggregate approximately 37% of its revenue, in both the periods. During the three and six months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of revenues. There can be no assurance that such customers will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three and six months ended June 30, 2009 and 2008, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP and Oracle.

	Percentage of Revenues
	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
SAP	71%	78%	71%	79%
Oracle	15%	12%	15%	10%
e-Business	6%	4%	5%	5%
Others	8%	6%	9%	6%
Total	100%	100%	100%	100%

Markets

     The Company currently serves the United States market with its headquarters in Princeton, New Jersey, and branch offices in Atlanta, Georgia, Naperville, Illinois and Milpitas, California. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark, Japan and the United Arab Emirates.

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

     Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and allowance for doubtful accounts, impairments and estimation of useful lives of long-term assets, income tax recognition of current and deferred tax items, assumptions used in valuing stock-based compensation arrangements and fair value measurements, and accruals for contingencies.

     While there have been no material changes to its critical accounting policies and estimates as identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2008, the Company has updated below the disclosure of its critical accounting policies to reflect more accurately the policies it has been following

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

     The Company maintains cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains cash balances in excess of insured amounts.

     The Company did not have any cash equivalents as at June 30, 2009 and December 31, 2008.

Revenue Recognition and Allowance for Doubtful Accounts

     We generate revenue from professional services rendered to customers. Revenue is recognized under the Company’s contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     We also derive a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized using the proportional performance method. The Company prepares a detailed estimate of the cost of resources needed to complete such contracts. It determines performance by comparing the actual cost of work performed to date to the estimated total cost for each project. It recognizes revenue based upon costs incurred by its consultants during the period. The Company follows this revenue recognition method for fixed-price, fixed-time contracts because there is a direct and consistent relationship between the service patterns and services provided to the customer and the direct costs incurred to provide such services. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. The Company regularly monitors its estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

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

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services at June 30, 2009 and December 31, 2008 represent services provided through six months ended June 30, 2009 and year ended December 31, 2008, respectively, which are billed subsequent to year-end. All such amounts are anticipated to be collected over the next twelve months.

     Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

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

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – six months ended June 30, 2009 compared to six months ended June 30, 2008.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Six months ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	67.1	68.9
Gross Profit	32.9	31.1
Selling general and administrative expenses	23.1	23.8
Depreciation and amortization	2.2	1.8
Total operating expenses	25.3	25.6
Operating Gain /(Loss)	7.6	5.5

Interest income	0.1	0.2
Interest expense	(0.1)	(0.4)
Foreign currency transaction gain (loss), net	0.2	(1.4)
Other income (expense), net	0.5	0.7
Income / (Loss) before income tax provision (benefit)	8.3	4.6
Income Tax	1.8	0.8
Net income / (loss)	6.5%	3.8%

     Six months ended June 30, 2009 compared to six months ended June 30, 2008.

     The following discussion compares the consolidated results of operations for the six months ended June 30, 2009 and 2008.

     Revenue: Total revenue has decreased by 21% or $16.8 million from $78.6 million for the six months ended June 30, 2008 to $61.8 million as compared to the six months period ended June 30, 2009. The decrease was due to the impact of the challenging global economic environment. In spite of adding 64 new customers during the six month period ended June 30, 2009, the volume of our business declined as our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Due to decline in customer demand competitive pressures have resulted in downward pressure on pricing. Our on site rates reduced by 1% from an average rate of $106 during the six month period ended June 30, 2008 to an average rate of $105 during the six month period ended June 30, 2009. Our off shore rates reduced by 7% from an average rate of $23.00 during the six month period ended June 30, 2008 to an average rate of $21.50 during the six month period ended June 30, 2009. However, recently we have seen signs that the market for IT services have begun to stabilize and therefore we are not expecting further significant declines in revenues on a sequential basis.

     Cost of revenue and gross profit: The cost of revenue has decreased by 23% from $54.1 million for the six months ended June 30, 2008 to $41.5 million for the six months ended June 30, 2009. The decrease was attributable to the decrease in payroll costs by 7% due to decrease in the headcount, decrease in sub-contractors cost by 4% due to reduction in the headcount of subcontractors, decrease in project related expenses by 5% due to decline in volume of services sold and decrease by 7% due to fluctuations in the functional currencies of the subsidiaries. The gross profit has decreased by 17% from $24.4 million for the six months ended June 30, 2008 to $20.3 million for the six months ended June 30, 2009. The decrease in gross profit was a result of the decrease in the revenues partially offset by the cost savings during the six months ended June 30, 2009. Gross margin has increased from 31.1% for the six months ended June 30, 2008 to 32.9% million for the six months ended June 30, 2009. The increase in gross margin was due to improvement in utilization rate by 2% and fluctuations in the functional currencies of the subsidiaries by 8%. The cost of revenue has decreased by 23% as opposed to a decrease in revenue by 21%, thereby contributing to an increase in gross margin.

     Selling, general and administrative expenses: Selling, general and administrative expenses consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 23% from $18.7 million for the six months ended June 30, 2008 to $14.3 million for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses is due to (i) reduction in operating lease rentals and maintenance by 5% due to relocation of the office facility, (ii) fluctuations in the functional currencies of the subsidiaries by 7%, (iii) sales commission and payroll expenses have decreased by 4% due to reduction in head count and revenue during the period and iv) other advertising, insurance and general expenses have decreased by 7% in line with the decrease in the business of the Company. As a percentage of revenues, the selling, general and administrative expenses have decreased marginally from 24% for the six months ended June 30, 2008 to 23% for the six months ended June 30, 2009.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Depreciation and amortization expenses: The Company recorded depreciation and amortization expenses of $1.3 million for the six months ended June 30, 2009 as compared to $1.5 million for the six months ended June 30, 2008. The marginal decrease was due to finalization of the purchase price allocation relating to the Novasoft acquisition in September 2008 due to which the fair value of the intangibles was decreased.

     Interest Expense: For the six months ended June 30, 2009 and 2008, the Company recorded $0.04 million and $0.4 million as interest expense. The decrease in interest expense was due to repayment of the borrowings from the line of credit in 2008.

     Foreign Currency gain (loss): For the six months ended June 30, 2009, the Company recorded foreign currency transaction gains of approximately $0.1 million as compared to transaction losses of approximately $1.1 million for the six months ended June 30, 2008. The loss recorded during the six months ended June 30, 2008 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”).

     Interest and Other Income: Interest and other income was approximately $0.4 million for the six months ended June 30, 2009 as compared to $0.7 million for the six months ended June 30, 2008. The decrease is due to decrease in the sub lease income on expiry of the sub-lease agreement in August 2008.

     Income tax provision: The Company recorded an income tax provision of $1.1 million on a pretax income of $5.1 million for the six months ended June 30, 2009 as compared to an income tax provision of $0.6 million on a pretax income of $3.6 million for the six months ended June 30, 2008. The increase in the tax expense is due to the increase in pretax income in the subsidiaries in India and UK. The effective tax rate has increased to a tax provision of 22% during the six months ended June 30, 2009 from a tax provision of 18% during the six months ended June 30, 2008 primarily due to changes in the geographic distribution of the income.

Results of Operations – Consolidated – Three months ended June 30, 2009 compared to three months ended June 30, 2008.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three months ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	65.5	67.5
Gross Profit	34.5	32.5

Selling general and administrative expenses	22.7	24.1
Depreciation and amortization	2.6	1.8
Total operating expenses	25.3	25.9
Operating Gain /(Loss)	9.2	6.6

Interest income	0.1	0.2
Interest expense	(0.1)	(0.5)
Foreign currency transaction gain (loss), net	2.4	(3.6)
Other income (expense), net	0.6	0.9
Income / (Loss) before income tax provision (benefit)	12.2	3.6
Income Tax	1.9	0.8
Net income / (loss)	10.3%	2.8%

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

     Revenue: Revenue has decreased by 23% for the three months ended June 30, 2008 as compared to the three months period ended June 30, 2009. The decrease was due to the impact of the challenging global economic environment. In spite of adding 32 new customers during the three month period ended June 30, 2009, the volume of our business declined as our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Due to the decline in customer demand competitive pressures resulted in downward pressure on pricing. Our on site rates reduced by 1% from an average rate of $106 during the three month period ended June 30, 2008 to an average rate of $105 during the three month period ended June 30, 2009. Off shore rates reduced by 9% from an average rate of $23 during the three month period ended June 30, 2008 to an average rate of $21 during the three month period ended June 30, 2009. However, recently we have seen signs that the market for IT services have begun to stabilize and therefore we are not expecting further significant declines in revenues on a sequential basis.

     Cost of revenue and gross profit: The cost of revenue has decreased by 25% from $27.1 million for the three months ended June 30, 2008 to $20.3 million for the three months ended June 30, 2009. The decrease was attributable to the decrease in payroll costs by 7% due to decrease in the headcount and the related compensation costs, decrease in sub-contractors cost by 5% due to reduction in the headcount of sub-contractors, decrease in project related expenses by 8% due to decline in volume of services sold and decrease by 5% due to fluctuations in the functional currencies of the subsidiaries. The gross profit has decreased by 18% from $13.0 million for the three months ended June 30, 2008 to $10.7 million for the three months ended June 30, 2009. The decrease in gross profit was a result of the decrease in the revenues partially offset by the cost savings during the three months ended June 30, 2009. Gross margin has increased from 32.5% for the three months ended June 30, 2008 to 34.5% million for the three months ended June 30, 2009. The increase in gross margin was due to improvement in utilization rate by 5% and fluctuations in the functional currencies of the subsidiaries by 7%. The cost of revenue has decreased by 25% as opposed to a decrease in revenue by 23%, thereby contributing to an increase in gross margin.

     Selling, general and administrative expenses: Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses have decreased by 27% from $9.7 million for the three months ended June 30, 2008 to $7.0 million for the three months ended June 30, 2009. The decrease in selling, general and administrative expenses was due to (i) reduction in sales commission and payroll expenses by 12% on account of reduction in head count and revenue during the period, (ii) operating lease rentals and maintenance by 6% due to relocation of the office facility, (iii) fluctuations in the functional currencies of the subsidiaries by 5%, and (iv) other advertising, insurance and general expenses have decreased by 4% in line with the decrease in the business of the Company. As a percentage of revenues, the selling, general and administrative expenses have decreased marginally from 24% for the three months ended June 30, 2008 to 23% for the three months ended June 30, 2009.

     Depreciation and amortization expenses: The Company recorded depreciation and amortization expenses of $0.8 million for the three months ended June 30, 2009 as compared to $0.7 million the three months ended June 30, 2008.

     Interest Expense: For the three months ended June 30, 2009 and 2008, the company recorded $0.02 million and $0.2 million towards interest expense. The decrease in interest expense was due to repayment of the borrowings from the line of credit in 2008.

     Foreign Currency gain (loss): For the three months ended June 30, 2009, the Company recorded foreign currency transaction gains of approximately $0.7 million, as compared to transaction losses of approximately $1.4 million recorded for the three months ended June 30, 2008. The loss recorded during the three months ended June 30, 2008 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”). The gain during the three months ended June 30, 2009 was primarily due to strengthening of INR against USD.

     Interest and Other Income: Interest and other income was approximately $0.2 million for the three months ended June 30, 2009 as compared to $0.4 million for the three months ended June 30, 2008. The decrease is due to decrease in the sub lease income as a result of the termination of the sub-lease agreement.

     Income tax provision: The Company recorded an income tax provision of $0.6 million on a pretax income of $3.8 million for the three months ended June 30, 2009 as compared to an income tax provision of $0.3 million on a pretax income of $1.4 million for the three months ended June 30, 2008. The increase in the tax expense is as result of increase in the subsidiaries in India and UK. The effective tax rate has decreased to a tax provision of 16% during the three months ended June 30, 2009 from a tax provision of 22% during the three months ended June 30, 2008 primarily due to changes in the geographic distribution of the income.

INTELLIGROUP, INC.

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

     The revenues are attributed to each segment on the basis of the location of the entity which contracts with the customer and on the basis of the inter-company agreements between the affiliated entities. The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

     The following discussion compares the segment results of operations for the six months ended June 30, 2009 and 2008.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Six months ended June 30,
	2009			2008			Change in

		% of	Operating		% of	Operating		Operating
	Revenues	Total	Income	Revenues	Total	Income	Revenues	Income
United States	$46,328	75%	$2,036	$60,545	77%	$1,230	$(14,217)	$806
India	16,976	27%	1,518	22,786	29%	2,655	(5,810)	(1,137)
Europe	9,981	16%	1,378	9,800	12%	554	181	824
Japan	2,094	3%	(258)	2,756	4%	(108)	(662)	(150)
Inter-segment eliminations	(13,550)	-21%	-	(17,297)	-22%	-	3,747	-
Total	$61,829	100%	$4,674	$78,590	100%	$4,331	$(16,761)	$343

     US revenue has decreased by 23% from $60.5 million for the six months ended June 30, 2008 to $46.3 million for the six months ended June 30, 2009. The decrease in revenue was primarily due to impact of the challenging global economic environment, due to which many of our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Operating income for US segment increased by 66% from $1.2 million for the six month ended June 30, 2008 to $2.0 million for the six months ended June 30, 2009 due to reduction in payroll cost by 19%, travel costs by 48% and marketing & administrative expenses by 35% as compared to the six month period ended June 30, 2008. These cost savings were partially offset by 23% reduction in revenues.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     India revenue has decreased by 25% from $22.8 million for the six months ended June 30, 2008 to $17.0 million for the six months ended June 30, 2009. The decrease in revenues was attributable to global economic slowdown which resulted in decreased demand for our off shore services, particularly from customers in the US market and reduced demand during the period from customers in the local geographic markets which our India subsidiary services. Off shore revenues decreased by 34% while revenues from local geographic markets decreased by 33% as compared the six month period ended June 30, 2009. In addition to the decrease in the volume of services sold, increased competition has resulted in downward pressure on bill rates for our off shore services. Our off shore rates decreased by an average 7% from an average $23 during the six month period ended June 30, 2008 to an average $21.50 during the six month period ended June 30, 2009. Operating income for India segment decreased by 43% from $2.7 million for the three month ended June 30, 2008 to $1.5 million for the six months ended June 30, 2009. The decrease in operating income resulted from the decrease in revenue by 25% which was partially off set by decrease in operating expenses of 23% due to a 23% favorable fluctuation in exchange rate of the Indian subsidiary’s functional currency in relation to the Company’s reporting currency.

     Europe revenue has increased by 2% from $9.8 million for the six months ended June 30, 2008 to $10.0 million for the six months ended June 30, 2009. The marginal increase in revenue is due to the start of one major customer project during the period partially offset by decrease in revenues due to strengthening of the British Pound in particular by 32%. Operating income for UK segment increased by $0.8 million from $0.6 million for the six months ended June 30, 2008 to $1.4 million for the six months ended June 30, 2009. The increase in operating income is attributable due to strengthening of the U.S. Dollar against European currencies, the British Pound in particular which moved favorably by 32% during the six months ended June 30, 2009.

     Japan revenue has decreased by 24% from $2.8 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009. Operating loss increased by 139% from an operating loss of $0.11 million during the six month period ended June 30, 2008 to an operating loss of $0.26 million during the six month period ended June 30, 2009. The increase in operating loss was due to decrease in revenues in the local Japanese market and Japan location was unable to quickly counter the drop in revenues by implementing cost saving measures.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

     The following discussion compares the segment results of operations for the three months ended June 30, 2009 and 2008.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Three months ended June 30,
	2009			2008			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	Income	Revenues	Total	Income	Revenues	Income
United States	$22,570	73%	$1,867	$31,005	77%	$811	$(8,435)	$1,056
India	7,896	26%	341	11,904	30%	1,705	(4,008)	(1,364)
Europe	5,761	19%	792	4,983	12%	325	778	467
Japan	1,003	3%	(135)	1,368	3%	(216)	(365)	81
Inter segment eliminations	(6,270)	-21%	-	(9,123)	-22%	-	2,853	-
Total	$30,960	100%	$2,865	$40,137	100%	$2,625	$(9,177)	$240

     US revenue has decreased by 27% from $31.0 million for the three months ended June 30, 2008 to $22.6 million for the three months ended June 30, 2009. The decrease in revenue was primarily due to impact of the challenging global economic environment, due to which many of our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Operating income for US segment increased by 130% from $0.8 million for the three month ended June 30, 2008 to $1.9 million for the three months ended June 30, 2009, primarily due to reduction in payroll cost by 24%, travel costs by 61% and marketing and administrative expenses by 34% which was partially offset by decrease in revenues by 27%.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     India revenue has decreased by 34% from $11.9 million for the three months ended June 30, 2008 to $7.9 million for the three months ended June 30, 2009. The decrease in revenues was attributable to global economic slowdown which resulted in decreased demand for our off shore services, particularly from customers in the US market and reduced demand during the period from customers in the local geographic markets which our India subsidiary services. Off shore revenues decreased by 23% while revenues from local geographic markets decreased by 33% as compared the three month period ended June 30, 2009. In addition to the decrease in the volume of services sold, increased competition has resulted in downward pressure on bill rates for our off shore services. Our off shore rates decreased by an average 9% from an average $23 during the three month period ended June 30, 2008 to an average $21 during the three month period ended June 30, 2009. Operating income for the India segment has decreased by 80% from $1.7 million for the three month ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009 due to decrease in revenues by 34% which was partially off set by decrease in operating expenses of 26% due to a 17% favorable fluctuation in exchange rate of the Indian subsidiary’s functional currency in relation to the Company’s reporting currency.

     Europe revenue has increased by 16% from $5.0 million for the three months ended June 30, 2008 to $5.8 million for the three months ended June 30, 2009. The increase in revenue is primarily due to the start of one major customer project in the beginning of 2009 partially offset by decrease in revenues due to strengthening of the British Pound in particular by 25%. Operating income for UK segment increased by 144% from $0.3 million for the three month period ended June 30, 2008 to $0.8 million for the three months period ended June 30, 2009. The increase in operating income was due to the strengthening of the U.S. Dollar against European currencies, the British Pound in particular which moved favorably by 25% during the three months ended June 30, 2009.

     Japan revenue decreased by 27% from $1.4 million for the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009 while operating loss decreased by 37% from an operating loss of $0.2 million during the three month period ended June 30, 2008 to an operating loss of $0.1 million during the three month period ended June 30, 2009.

Liquidity and Capital Resources

Cash Position and Cash Flows

     We had cash and cash equivalents of $18.4 million as at June 30, 2009 net of amounts outstanding against the line of credit as compared to $10 million as at December 31, 2008. We had working capital of $29.2 million at June 30, 2009 and $25.1 million as at December 31, 2008.

     Cash generated from operating activities was $10.6 million for the six months ended June 30, 2009, resulting from the net income of $4.0 million for the period and increase by $7.5 million due to realization of accounts receivable and unbilled services balances, partially offset by a decrease in other net operating assets by $1.0 million. Cash generated from operating activities was $1.8 million for the six months ended June 30, 2008 resulting mainly from the net income of $3.0 million for the period, partially off set by a decrease in net operating assets by $1.2 million.

     The Company invested $0.7 million and $0.3 million in purchase of computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements during the six months ended June 30, 2009 and 2008 respectively. Net cash used for investment activities was $0.8 million during the six months ended June 30, 2009 while there were no such activities during the six months ended June 30, 2008.

     Cash used in financing activities was $1.1 million during the six months ended June 30, 2009 as compared to $1.4 million during the six months ended June 30, 2008. The Company repurchased stock amounting to $1.0 million during the six months ended June 30, 2009 while the borrowings of $1.1 million from the line of credit were repaid during the six months ended June 2008.

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of June 30, 2009, minus 0.85%. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of June 30, 2009.

     As of June 30, 2009, the Company had approximately $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of June 30, 2009.

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

Contractual Obligations and Other Commercial Commitments

     There have been no material changes to the contractual obligations and other commercial commitments previously disclosed in our annual report on Form 10-K/A for the period ended December 31, 2008.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard effective April 1, 2009. (Please see Note 10 below for the expanded disclosure on the fair value of financial instruments in accordance with the pronouncement).

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The Company adopted this standard effective April 1, 2009. (Please see Note 14 below for the disclosure on subsequent events in accordance with the pronouncement).

     In June 2009, the FASB issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of the adoption of this statement to be material on its consolidated financial position, results of operations or cash flows.

Business Outlook

     Our business and financial condition depend on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from customers located in the United States. Our revenue and profits are driven by demand for our services. The United States economy is currently in a recession and we continue to be impacted by the challenging global economic environment, which led many companies to defer decision-making on a range of IT services projects, particularly affecting smaller, shorter-term projects where we have primarily focused our efforts in order to develop inroads with new customers. We have seen the impact of such decline in demand for our services as reflected by the 21% year over year decline in our revenue.

INTELLIGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Despite the continuation of a very challenging business environment, we are seeing some encouraging signs in the overall IT services sector, including a greater degree of receptiveness from many of our customers and prospects to discuss new or expanded initiatives. The Company won 32 new customers during the three months ended June 30, 2009. The total value of the new contracts entered into during the three months ended June 30, 2009, including new engagements from existing customers was approximately $17 million. While these were generally smaller initial engagements, we believe that the market for IT services is stabilizing across many industry sectors in which we work. In particular, we saw increased demand for our services in the life sciences, energy and high tech verticals in the three months ended June 30, 2009 as compared with the three month ended March 31, 2009. However our customers and prospects in the consumer products and manufacturing sectors continued to exhibit challenged demand on a sequential basis.

     During this challenging economic period our management team has focused its efforts on improvements in its operational performance and aligning our cost structure to current market conditions. To date, we have been able to effectively manage our cost structure to minimize the impact of declining revenues on our operating income, which was $4.7 million for the six month ended June 30, 2009 compared with $4.3 million for the six month ended June 30, 2008. However, if the current downturn in worldwide economic conditions continues or economic conditions worsen, particularly in the United States and the stabilization we have seen recently in market demand for our IT services reverses, we may not be able to continue to reduce costs to a level sufficient to minimize the impact of any possible further revenue declines on our operating income and any of these events could materially and adversely impact our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to the information on quantitative and qualitative disclosures about market risk provided in our annual report on Form 10-K/A for the period ended December 31, 2008.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

     There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K/A for the period ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASE OF EQUITY SECURITIES
				Cumulative approximate	Maximum approximate
	Total	Average	Total number of shares	value of shares	dollar value of Shares
	Number of	price	repurchased as part of	repurchased as part of	that may yet be
	Shares	paid per	the publicly announced	the publicly announced	purchased under the
Period	Purchased	share ($)	plan	plan ($)	plan ($)
Apr 1 to Apr 30 2009	-	-	-	1,011,516	3,988,484
May 1 to May 31 2009	27,100	1.39	27,100	1,048,899	3,951,101
Jun 1 to Jun 30 2009	59,700	1.42	86,800	1,133,439	3,866,561

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

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended June 30, 2009.

INTELLIGROUP, INC.

PART II. OTHER INFORMATION (Continued)

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on June 11, 2009 (“2009 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.

     At the 2009 Annual Meeting, the Company submitted a proposal to elect Vikram Gulati, Ravi Adusumalli, Babar Khan, Srini Raju and Sandeep Reddy to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:	Votes For:	Votes Withheld:
Ravi Adusumalli	35,112,154 shares	691,594 shares
Vikram Gulati	34,935,150 shares	868,598 shares
Babar Khan	35,095,647 shares	708,101 shares
Srini Raju	35,097,446 shares	706,302 shares
Sandeep Reddy	35,092,090 shares	711,658 shares

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended June 30, 2009.

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

Amendment No. 5 to employment agreement between Vikram Gulati and Intelligroup, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated July 21, 2009, filed with the Securities and Exchange Commission on July 21, 2009).

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2009.

INTELLIGROUP, INC.

Date: August 14, 2009	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer and Principal Accounting Officer