Form 10-Q
period 2009-09-30
INTELLIGROUP INC
filed 2009-11-13
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of Oct 31, 2009:

Class	Number of Shares
Common Stock, $.01 par value	41,073,571

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements

	Condensed consolidated balance sheets as of September 30, 2009 (unaudited) and December 31, 2008	4

	Condensed consolidated statements of operations and comprehensive income for the three and nine month period ended September 30, 2009 and 2008 (unaudited)	5

	Consolidated statements of cash flows for the nine month period ended September 30, 2009 and 2008	6

	Notes to condensed consolidated financial statements	7

Item 2.	Management’s discussion and analysis of financial condition and results of operations	22

Item 3.	Quantitative and qualitative disclosures about market risk	37

Item 4.	Controls and procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal proceedings	38

Item 1a.	Risk factors	38

Item 2	Unregistered sales of equity securities and use of proceeds	38

Item 4.	Submission of matters to a vote of security holders	39

Item 6.	Exhibits	39

Signatures		41

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

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands except par value)

	September 30	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,004	$10,161
Short-term investments	1,852	1,031

Accounts receivable, less allowance for doubtful accounts of $2,162
and $1,996 at September 30, 2009 and December 31, 2008, respectively	21,795	23,805
Unbilled services, less allowance for doubtful accounts of $46 and $20
at September 30, 2009 and December 31, 2008, respectively	4,923	10,456
Deferred tax asset, current portion	623	545
Prepaid expenses and prepaid taxes, less allowance for doubtful accounts of $0
and $130 at September 30, 2009 and December 31, 2008 respectively	642	1,115
Other current assets	659	617
Total current assets	51,498	47,730
Property and equipment, net	3,346	5,041
Goodwill and intangibles	1,925	1,941
Restricted cash and investments	2,475	882
Prepaid taxes - non-adjustable, less allowance for doubtful accounts of $101 and
$95 at September 30, 2009 and December 31, 2008, respectively	887	393
Deferred taxes and other assets	2,704	4,243
Total Assets	$62,835	$60,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit borrowings	$125	$125
Accounts payable	1,502	1,820
Liability on derivative instruments	1,057	2,621
Accrued payroll and related taxes	9,664	11,609
Accrued expenses and other current liabilities	4,035	4,930
Deferred revenue, current portion	1,583	735
Tax payable, net of prepaid taxes and allowance for doubtful accounts of
$367 and $0 at September 30, 2009 and December 31, 2008 respectively	860	-
Capital lease and deferred rent, current portion	608	805
Total current liabilities	19,434	22,645
Obligations under capital lease, net of current portion	216	533
Deferred revenue, net of current portion	360	454
Other long-term liabilities	984	1,556
Total Liabilities	20,994	25,188

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 65,000 shares authorized
at September 30, 2009 and December 31, 2008 and 41,074 and 42,114 shares
issued and outstanding at September 30, 2009 and December 31, 2008, respectively	411	421
Additional paid-in capital	70,912	72,089
Accumulated deficit	(26,559)	(34,100)
Accumulated other comprehensive loss	(2,923)	(3,368)

Total shareholders’ equity	41,841	35,042

Total liabilities and shareholders’ equity	$62,835	$60,230

See accompanying notes

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	NINE MONTHS PERIOD ENDED		THREE MONTHS PERIOD ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Revenue	$93,559	$119,797	$31,730	$41,207
Cost of revenue	62,261	82,453	20,745	28,326
Gross profit	31,298	37,344	10,985	12,881

Selling, general and administrative expenses	21,100	27,466	6,809	8,798
Depreciation and amortization	1,906	1,685	557	222
Total operating expenses	23,006	29,151	7,366	9,020

Operating income	8,292	8,193	3,619	3,861

Interest income	100	259	36	83
Interest expense	(57)	(428)	(19)	(71)
Foreign currency transaction gain (loss), net	141	(1,716)	27	(657)
Other income (expense), net	693	480	403	(63)

Income before income taxes	9,169	6,788	4,066	3,153
Provision for income taxes	1,629	1,094	506	457
Net income	$7,540	$5,694	$3,560	$2,696

Basic net income per share	$0.18	$0.14	$0.09	$0.06
Diluted net income per share	$0.18	$0.13	$0.09	$0.06

Weighted average no. of common shares outstanding
- Basic	41,451	42,160	41,143	42,160
- Diluted	41,591	42,439	41,641	42,580

Comprehensive income
Net income	$7,540	$5,694	$3,560	$2,696
Other comprehensive income (loss)
Currency translation adjustments	445	(5,158)	(284)	(2,619)

Comprehensive income	$7,985	$536	$3,276	$77

See accompanying notes.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTH ENDED SEPTEMBER 30, 2009 AND 2008
(USD in thousands)

	NINE MONTHS PERIOD ENDED
	SEP 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$7,540	$5,694
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	2,331	1,917
Provision for doubtful accounts and advances	803	664
Stock compensation expense	515	792
Profit on sale of investment	(85)	-
Unrealized interest on investment	(63)	-
Unrealized gain on investments	(472)	-
Loss on sale of fixed assets	52	-
Unrealized exchange (gain)/loss	(170)	1,583
Deferred taxes	(388)	(1,732)
Changes in operating assets and liabilities:
Accounts receivable	1,757	900
Unbilled services	5,451	(4,931)
Prepaid taxes	(622)	-
Prepaid expenses and other current assets	426	(762)
Other assets	79	(232)
Restricted cash and investments	722	62
Derivative liability	(1,982)	(213)
Accounts payable	(529)	(1,351)
Accrued payroll and related taxes	(2,001)	615
Accrued expenses and other current liabilities	(850)	1,246
Deferred revenue, Current portion	825	(1,198)
Deferred revenue, net of current portion	(108)	-
Income taxes payable	741	2,368
Other long-term liabilities	11	(110)
Net cash provided by operating activities	$13,983	$5,312

Cash flows from investing activities:
Purchase of property and equipment	$(782)	$(758)
Proceeds from sale of equipment	-	74
Purchases of investments	(14,729)	-
Proceeds from sale of investments	14,085	-
Net cash used in investing activities	$(1,426)	$(684)

Cash flows from financing activities:
Principal payments under capital leases	$(188)	$(533)
Stock repurchase	(1,848)	-
Proceeds from exercise of stock options	147	15
Net change in line of credit borrowings	-	(3,441)
Net cash used in financing activities	$(1,889)	$(3,959)

Effect of foreign currency exchange rate changes on cash	$175	$(351)

Net increase (decrease) in cash and cash equivalents	10,843	318
Cash and cash equivalents - beginning of year	$10,161	$8,419
Cash and cash equivalents - end of the period	$21,004	$8,737

See accompanying notes

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of September 30, 2009 and for the three and nine month period ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s consolidated financial statements filed on Form 10-K/A for the year ended December 31, 2008.

     The amounts for the December 31, 2008 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2008.

     The results of the Company’s operations for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009.

     Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2009 presentation. Prepaid taxes which represent taxes paid under protest to the tax authorities in India (please refer to Income Taxes under Note 2 below on Summary of Significant Accounting Policies), previously included as current assets, have now been classified under non-current assets since the recoverability of such prepayments is not determinable.

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

     The Company did not have any cash equivalents as at September 30, 2009 and December 31, 2008.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company also derives a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services, including design and modification, for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. We consider the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the percentage of completion (POC) method. The POC method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs. Where the contracts involve only implementation services, the Company recognizes revenue based on a proportional performance method. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered.

     The use of the POC method or the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may have to be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

     We occasionally derive revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with Accounting Standards Codification (“ASC) 605-25 (Previously Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services as of September 30, 2009 and December 31, 2008 represent services provided through the nine month period ended September 30, 2009 and the year ended December 31, 2008, respectively, which is billed subsequent to the balance sheet date. All such amounts are anticipated to be collected in the following year.

     Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with ASC No. 605-45 (previously EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

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

Earnings per Common Share

     Basic net income per share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the outstanding options exceeds the current market value or the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     For the nine month period ended September 30, 2009 and 2008, respectively, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 139,973 and 279,248 respectively. For the three month period ended September 30, 2009 and 2008, respectively, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 497,942 and 420,355 respectively.

     For the nine month period ended September 30, 2009 and 2008, respectively, options to purchase 1,608,407 and 1,291,054 shares of common stock were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive. For the three month period ended September 30, 2009 and 2008, respectively, options to purchase, 1,141,584 and 335,138 shares of common stock were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive.

     As explained in Note 6 below, the Company engaged in a share repurchase program through which it repurchased 1,197,881 shares as of September 30, 2009.

Income Taxes

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.5 million and $0.5 million on a pretax income of $4.1 million and $3.2 million for the three month period ended September 30, 2009 and 2008, respectively and an income tax expense of $1.6 million and $1.1 million on a pretax income of $9.2 million and $6.8 million for the nine month period ended September 30, 2009 and 2008, respectively.

     The effective tax rate has decreased to a tax provision of 12% during the three month period ended September 30, 2009 from a tax provision of 14% during the three month period ended September 30, 2008. The effective tax rate has increased to a tax provision of 18% during the nine month period ended September 30, 2009 from a tax provision of 16% during the nine month period ended September 30, 2008. Changes in the effective rate of taxes are due to the changes in the geographic distribution of our income and changes in non taxable income. The difference between the income tax rates for the 2009 and 2008 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations and earnings taxed in countries that have rates lower than the United States.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 through 2003 and fiscal year ended March 31, 2005, challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The Company has deposited additional tax of INR 41.1 million (or approximately $0.9 million) under protest, net of allowance of $0.1 million, as at September 30, 2009 consequent to the above tax assessments.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 to 2003 demanding an additional tax of INR 30.1 million (or approximately $0.6 million). The amounts were deposited by the Company under protest. The Company is under litigation in connection with these assessments and received a favorable judgment in 2007 for the fiscal years ended March 31, 1998 through March 31, 2000. The judgment refunded approximately $0.2 million of the amount deposited for the year ended March 31, 1998, while $0.2 million is pending to be received from the tax authorities for the year ended March 31, 1999. While processing the above refund an amount of INR 2.5 million (or approximately $0.1 million) for the fiscal year ended March 31, 2000 had been deducted by the tax authorities challenging certain tax exemptions that the Company had previously been permitted to take. The Company is under litigation against this order and does not expect a favorable decision. This has been fully reserved for as of September 30, 2009.

     During the three month period ended June 30, 2009, the Company deposited an amount of INR 2.8 million (or approximately $0.1 million) under protest against the order passed by the tax authorities challenging certain tax exemptions, the Company was previously permitted to take for the fiscal year ended March 31, 2001. Further, for the fiscal year ended March 31, 2005, an amount of INR 20.4 million (or approximately $0.4 million) had been deposited by the Company under protest, during the three month period ended March 31, 2009, against an assessment order passed by the tax authorities, challenging the transfer pricing methodology followed by the Company and non submission of evidence in support of foreign inward remittance. The Company has not recorded a reserve on the additional tax paid under protest as it believes its tax position will most likely be sustained based on independent merits.

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
September 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The discount rate used is equal to the yield on high quality fixed income investments in India at the measurement date. The expected rate of return on plan assets is estimated based on available market information, Indian law which regulates such investments and historical returns. The measurement date for these employee retirement benefits coincides with reporting date of the financial statements. The Company adopted the recognition and disclosure requirements of ASC 715-20, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Previously SFAS No. 158—An Amendment of FASB No. 87, 88, 106 and 132(R)) as of December 31, 2006 and the measurement date requirement as of January 1, 2008. The implementation of this standard did not have a material impact on its consolidated financial statements.

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 6. The Company adopted the provisions of ASC 718 (previously SFAS No. 123R) on January 1, 2006, using the modified prospective transition method.

     There were no share-based payment awards granted during the three and nine month period ended September 30, 2009. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

  Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in ASC 718 (previously Staff Accounting Bulletin(“SAB”) 107 and SAB 110) is used.

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

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. ASC 718 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. The Company issued 78,062 and 11,225 shares upon exercise of options during the three and nine month period ended September 30, 2009 and 2008, respectively.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

     The Company elected a partial deferral of ASC 820-10 (previously SFAS No 157) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. We adopted the provisions of this statement for non-financial assets and liabilities effective January 1, 2009. This adoption did not have impact on its Consolidated Financial statements.

     In December 2007, the FASB issued ASC 805 Business Combinations (previously SFAS 141R). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was adopted beginning January 1, 2009. There was no significant impact on the Company’s financial position or results of operations as a result of the adoption of ASC 805.

     In March 2008, the FASB issued ASC 815 (previously SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In April 2009, the FASB issued ASC 320-10 (previously FSP SFAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the ASC brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In April 2009, the FASB issued ASC 820-10 (previously FSP SFAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This ASC provides additional guidance for estimating fair value, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued ASC 825-10 (previously FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. Disclosures about Fair Value of Financial Instruments require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this standard effective April 1, 2009. (Please see Note 10 below for the expanded disclosure on the fair value of financial instruments in accordance with the pronouncement).

     In May 2009, the FASB issued ASC 855 (previously SFAS No. 165), Subsequently. ASC 855 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The Company adopted this standard effective April 1, 2009. (Please see Note 14 below for the disclosure on subsequent events in accordance with the pronouncement).

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. ASU 2009-13 will become effective for the Company with its fiscal year beginning January 1, 2011.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of September 30 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of September 30, 2009.

     As of September 30, 2009, the Company had $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of September 30, 2009.

     The Company is prohibited from paying dividends under the terms of the Credit Agreement.

NOTE 4- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from ILabs Hyderabad Technology Center Pvt. Ltd. (“ILabs”), a party with which two members of the Company’s Board of Directors are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $339,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $37,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $10,000). Rent paid for the three month period ended September 30, 2009 towards such lease was 8.0 million rupees (approximately $167,000). There are no advance lease rentals as of September 30, 2009.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 6- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors. The compensation cost that has been charged against income for those plans was $0.1 million for the three month period ended September 30, 2009 and $0.2 million for the three month period ended September 30, 2008. The compensation cost that has been charged against income for those plans was $0.5 million for the nine month period ended September 30, 2009 and $0.8 million for the nine month period ended September 30, 2008. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income for the first nine months of 2009 or 2008, due to its accumulated net operating losses. No options were forfeited during the nine month period ended September 30, 2009.

Stock Options:

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the nine month period ended September 30, 2009.

	Nine Months		Three Months
	Period Ended Sep 30,		Period Ended Sep 30,
	2009	2008	2009	2008
Expected Volatility	-	81.51-84.69%	-	81.51%
Expected Lives(years)	-	6.0625	-	6.0625
Risk free Interest Rate	-	2.80-3.50%	-	3.20%
Expected Dividends	-	0%	-	0%

     The weighted average grant date fair value of options granted during the three and nine month period ended September 30, 2008 was $1.43 and $1.49 respectively.

     As of September 30, 2009, there was $0.5 million of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over the next 3 years.

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with ASC 718 for the nine month period ended September 30, 2009 and 2008 (in thousands):

	Nine Months		Three Months Period
	Period Ended Sep 30,		Ended Sep 30,
	2009	2008	2009	2008
Cost of Revenue	$170	277	$45	73
Selling, general and administrative expenses	345	515	86	164
Total	$515	792	$131	237

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 6 - SHAREHOLDERS’ EQUITY (Continued)

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

     As of Sep 30, 2009, a total of 1,197,881 shares have been repurchased at an average price of $1.65 out of which 446,931 and 1,118,581 shares were repurchased at an average price of $1.89 and $1.65 during three and nine month period ended September 30, 2009, respectively. All the repurchased shares are constructively retired.

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

     Accordingly, the Company’s condensed consolidated operating results for the three and nine month period ended September 30, 2009 and 2008 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 7- SEGMENT DATA AND GEOGRAPHIC INFORMATION (Continued)

	United States	India	Europe	Japan	Elimination	Total
Three months period ended September 30, 2009
Revenue	23,969	1,628	5,131	1,002	-	31,730
Inter-segment Revenue	292	6,553	-	-	(6,845)	-
Operating Income / (Loss)	2,476	575	712	(144)	-	3,619
Income Tax Expense	308	231	(33)	-	-	506
Net Income / (Loss)	2,197	637	800	(74)	-	3,560

Three months period ended September 30, 2008
Revenue	33,069	2,565	4,457	1,116	-	41,207
Inter-segment Revenue	93	9,586	-	-	(9,679)	-
Operating Income / (Loss)	1,592	1,923	140	206	-	3,861
Income Tax Expense	15	282	160	-	-	457
Net Income / (Loss)	1,670	819	(8)	215	-	2,696

Nine months period ended September 30, 2009
Revenue	70,002	5,351	15,111	3,095	-	93,559
Inter-segment Revenue	589	19,806	-	-	(20,395)	-
Operating Income / (Loss)	4,512	2,093	2,090	(403)	-	8,292
Income Tax Expense	399	937	293	-	-	1,629
Net Income / (Loss)	4,160	2,202	1,696	(518)	-	7,540
Property & Equipment, net	416	2,006	871	53	-	3,346
Total Assets	42,908	33,206	9,533	1,344	(24,156)	62,835

Nine months period ended September 30, 2008
Revenue	93,554	8,114	14,256	3,873	-	119,797
Inter-segment Revenue	154	26,823	-	-	(26,977)	-
Operating Income / (Loss)	2,822	4,579	693	99	-	8,193
Income Tax Expense	59	775	260	-	-	1,094
Net Income / (Loss)	3,092	1,832	558	212	-	5,694
Property & Equipment, net	528	2,415	1,317	55	-	4,315
Total Assets	49,291	34,990	9,348	2,230	(31,503)	64,356

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
September 30, 2009 AND 2008

NOTE 8- COMMITMENTS AND CONTINGENCIES (Continued)

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million as of September 30, 2009, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

   Employment Agreements

     As of September 30, 2009, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.6 million.

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

NOTE 9- RESTRICTED CASH AND INVESTMENTS

     The various components of restricted cash and investments consist of the following:

		Sep 30,	Dec 31,
Kind of Cash/Investment	Restricted against	2009	2008
Non Convertible Debentures	Lien towards derivative contracts	$2,319	$-
Term deposits	Lien towards derivative contracts	-	538
Term deposits	Bank guarantees for various statutory and customer related	156	344

Total		$2,475	$882

Please refer to Note 10 – Financial instruments for the fair value measurement reporting of the restricted cash and investments.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 10- FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of September 30, 2009:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term Investments (Note a)	$1,852	$-	$1,852	$-
Bank guarantees & Term Deposits (Note b)	$156	$-	$156	$-
Investments (Note c)	$2,319	$-	$2,319	$
Total	$4,327	$-	$4,327	$-

Liabilities:
Derivative Instruments (Note d)	$(1,057)	$-	$(1,057)	$-
Total	$(1,057)	$-	$(1,057)	$-

a)	Represents term deposits and is reported under the head ‘Short Term Investments’ in the current assets on the condensed consolidated balance sheet as of September 30, 2009. The fair value in the table is the face value of the instruments plus interest accrued up to September 30, 2009.
b)	Reported as ‘Restricted cash and investments’ on the condensed consolidated balance sheet as of September 30, 2009. (Please refer note 9 – Restricted cash and investments.) The fair value is the face value of the instruments plus interest accrued up to September 30, 2009.

The short-term investments and term deposits referred above are considered as trading securities. The carrying value of these investments as of September 30, 2009 approximates the fair value. Unrealized gains of $0.5 million and realized gains of $0.1 million on these investments were recorded for the three and nine month period ended September 30, 2009. Gross proceeds from sale of such investments amounted to approximately $14.1 millions for the nine month period ended September 30, 2009. A gain of $0.1 million was recorded on the sale of such investments.

c)	Represents non convertible debentures reported under ‘Restricted cash and Investments’ on the condensed consolidated balance sheet as of September 30, 2009. (Please refer note 9 – Restricted cash and investments.) The fair value is derived based on market related inputs.
d)	Reported under current liabilities on the condensed consolidated balance sheets. The fair value is derived through external valuation based on market related inputs.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

NOTE 10- FINANCIAL INSTRUMENTS (Continued)

     The Company uses derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under ASC 815-10 to hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the condensed consolidated statement of operations and are included in foreign exchange gain/ (loss). The Company had outstanding foreign exchange contracts totaling $10.7 million as of September 30, 2009 and $29.1 million as of December 31, 2008. The Company has an option to settle its option contracts in the event the contracted rates are more favorable than the prevalent spot rates. The Company did not enter into any new foreign currency forward or option contract during the nine month period ended September 30, 2009.

     At September 30, 2009, summary information about the instruments is as follows.

	Option Contracts	Forward Contracts
Notional Amount	$ 8,000	$2,700
Rates	INR 43.45	INR 44.09 to 44.93
Effective date	5/18/2007	6/30/2008, 8/14/2008
		and 8/20/2008
Maturity Dates	10/28/2009 to 05/26/10	10/30/2009 to 12/31/09
Fair Value	($853)	($204)

     The fair values of derivative instruments in the condensed consolidated balance sheet as of September 30, 2009 are as follows:

		Sep 30,
Derivative Instruments not designated as hedges:	Balance Sheet Location	2009	Dec 31, 2008
Fair value of foreign exchange contracts	Liability on derivative instruments	($1,057)	($2,621)
Fair value of foreign exchange contracts	Other long-term liabilities	-	($651)
Fair Value Total		($1,057)	($3,272)

     The effect of derivative instruments on the condensed consolidated statement of operations for the nine and three month period ended September 30, 2009 and 2008 is as follows:

Amount of gain/ (loss) recognized (‘000s)

	Location of gain / (loss)	Nine month period		Three month period
Derivative Instruments not	recongized on the Income	ended		ended
designated as hedges:	Statement
		30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
Foreign Exchange Contracts	Foreign currency transaction gain /
	(loss), net	$102	$(5,301)	$15	$(2,161)

Total		$102	$(5,301)	$15	$(2,161)

      Please also refer Note 12 below for the various components of foreign currency transaction gain / (loss) as reported on the condensed consolidated statement of operations and comprehensive income for the three and nine month periods ending September 30, 2009 and 2008.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

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

     Net Gratuity Plan cost includes the following components:

	Nine Months		Three Months
	Period Ended Sep 30,		Period Ended Sep 30,
	2009	2008	2009	2008
Service Cost	$86	148	29	69
Interest Cost	39	40	2	19
Actuarial (Gain) / Loss	5	(50)	21	(73)
Expected Return on Assets	(8)	0	(3)	0
Net Gratuity Cost	$122	138	49	15

NOTE 12- FOREIGN CURRENCY TRANSACTION GAIN/(LOSS), NET

     Foreign currency transaction gain / (loss) comprises of two components – i) ASC 830 (previously FAS 52) re-measurement gains or losses on the Accounts receivable denominated in other than the functional currency and the mark to market gains or losses of the derivative instruments as follows.

	Nine Months		Three Months
	Period Ended Sep 30,		Period Ended Sep 30,
	2009	2008	2009	2008
Foreign currency gain	$39	3,585	12	1,504
Derivative unrealized gain / (loss)	362	(4,971)	17	(2,146)
Derivative realized gain / (loss)	(260)	(330)	(2)	(15)
Total foreign currency transaction gain / (loss)	$141	(1,716)	27	(657)

NOTE 13- OTHER COMPREHENSIVE INCOME

     The changes in Other Comprehensive Income are mainly due to the foreign currency translation adjustments of overseas subsidiaries.

     For the three month period ended September 30, 2009, the Company recorded other comprehensive loss due to translation adjustment of approximately $0.3 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $2.6 million was recorded for the three month period ended September 30, 2008.

     For the nine month period ended September 30, 2009, the Company recorded other comprehensive income due to translation adjustment of approximately $0.4 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $5.2 million was recorded for the nine month period ended September 30, 2008.

NOTE 14- SUBSEQUENT EVENTS

     The Company has evaluated all events or transactions that occurred after September 30, 2009 through the filing date of this document and did not have any material recognizable and unrecognizable subsequent events.

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

     Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

  the impact of the global economic crisis which has and may continue to impact demand for our services;

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  we may be subject to increased tax liabilities, including if the spin-off in 2000 of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $45 million to $55 million. In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to the us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 9 to the financial statements on in our annual report on Form 10-K/A for the year ended December 31, 2008; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008 and other reports that we file with the SEC.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the nine month period ended September 30, 2009, revenue derived from projects under fixed-time and fixed price service contracts represented approximately 38% and 10%, respectively, of the Company’s total revenue. For the nine month period ended September 30, 2008, revenue derived from projects under fixed-time and fixed price service contracts represented approximately 29% and 10%, respectively, of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three and nine month period ended September 30, 2009 and 2008. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three month period ended September 30, 2009 and 2008, the Company’s ten largest customers accounted for in the aggregate approximately 37% and 36% of its revenue, respectively. For the nine month period ended September 30, 2009 and 2008, the Company’s ten largest customers accounted for in the aggregate approximately 38% and 37% of its revenue, respectively. During the three and nine month period ended September 30, 2009 and 2008, no single customer accounted for 10% or more of revenues. There can be no assurance that such customers will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three and nine month period ended September 30, 2009 and 2008, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP and Oracle.

	Percentage of Revenues
	Nine Months		Three Months
	Period Ended Sep 30,		Period Ended Sep 30,
	2009	2008	2009	2008
SAP	71%	77%	71%	75%
Oracle	15%	12%	14%	13%
e-Business	6%	5%	6%	5%
Others	8%	6%	9%	7%
Total	100%	100%	100%	100%

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

     The Company did not have any cash equivalents as at September 30, 2009 and December 31, 2008.

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company also derives a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services, including design and modification, for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. We consider the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the POC method. The POC method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs. Where the contracts involve only implementation services, the Company recognizes revenue based on a proportional performance method. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered.

     The use of the POC method or the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may have to be recognized on the contract. Losses are recorded in the period when they become known, and estimated through the completion of the contract.

     We occasionally derive revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the ASC 605-25 (previously Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services as of September 30, 2009 and December 31, 2008 represent services provided through nine month period ended September 30, 2009 and the year ended December 31, 2008, respectively, which are billed subsequent to the balance sheet date. All such amounts are anticipated to be collected over the next twelve months.

     Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with ASC 605 (previously EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – nine month period ended September 30, 2009 compared to nine month period ended September 30, 2008.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Nine months ended period Sep 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	66.5	68.8
Gross Profit	33.5	31.2

Selling general and administrative expenses	22.6	22.9
Depreciation and amortization	2.0	1.4
Total operating expenses	24.6	24.3
Operating income	8.9	6.9

Interest income	0.1	0.2
Interest expense	(0.1)	(0.3)
Foreign currency transaction gain (loss), net	0.2	(1.4)
Other income, net of other expense	0.7	0.4
Income before income tax provision	9.8	5.8
Income tax provision	1.7	0.9
Net income	8.1%	4.9%

     Nine month period ended September 30, 2009 compared to Nine month period ended September 30, 2008.

The following discussion compares the consolidated results of operations for the nine month period ended September 30, 2009 and 2008.

     Revenue: Total revenue decreased by 22% or $26.2 million from $119.8 million for the nine month period ended September 30, 2008 to $93.6 million as compared to the nine month period ended September 30, 2009. The decrease was due to the impact of the challenging global economic environment. Despite adding 92 new customers during the nine month period ended September 30, 2009, the volume of our business declined as our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Due to decline in customer demand competitive pressures have resulted in downward pressure on pricing. Our on site rates reduced by 4% from an average rate of $106.7 during the nine month period ended September 30, 2008 to an average rate of $102.6 during the nine month period ended September 30, 2009. Our off shore rates were reduced by 7% from an average rate of $23.3 during the nine month period ended September 30, 2008 to an average rate of $21.6 during the nine month period ended September 30, 2009. Recently, however, we have seen signs that the market for IT services has begun to stabilize and therefore we are not expecting further significant declines in revenues on a sequential basis.

     Cost of revenue and gross profit: The cost of revenue has decreased by 24.5% or 20.2 from $82.5 million for the nine month period ended September 30, 2008 to $62.3 million for the nine month period ended September 30, 2009. The decrease was attributable to the decrease in payroll costs by 9.7% due to decrease in the headcount, decrease in sub-contractors cost by 4.8% due to reduction in the headcount of sub-contractors, decrease in project related expenses by 6.7% due to decline in volume of services sold and decrease by 3.3% due to fluctuations in the functional currencies of the subsidiaries. Gross profit has decreased by 16.2% from $37.3 million for the nine month period ended September 30, 2008 to $31.3 million for the nine month period ended September 30, 2009. The decrease in gross profit was a result of the decrease in the revenues partially offset by the cost savings during the nine month period ended September 30, 2009. Gross margin has increased from 31.2% for the nine month period ended September 30, 2008 to 33.5% for the nine month period ended September 30, 2009. The increase in gross margin was due to improvement in utilization rate by 7%. The cost of revenue has decreased by 24% as opposed to a decrease in revenue by 22%, thereby contributing to an increase in gross margin.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Selling, general and administrative expenses: Selling, general and administrative expenses consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 23.2% from $27.5 million for the nine month period ended September 30, 2008 to $21.1 million for the nine month period ended September 30, 2009. The decrease in selling, general and administrative expenses is due to (i) reduction in operating lease rentals and maintenance by 4.1% due to relocation of the office facility, (ii) fluctuations in the functional currencies of the subsidiaries by 3.8%, (iii) sales commission and payroll expenses have decreased by 7.3% due to reduction in head count and revenue during the period and (iv) other advertising, insurance and general expenses have decreased by 8% in line with the decrease in the business of the Company.

     Depreciation and amortization expenses: The Company recorded depreciation and amortization expenses of $1.9 million for the nine month period ended September 30, 2009 as compared to $1.7 million for the nine month period ended September 30, 2008. The marginal increase was due to additional purchase of fixed assets during the nine month period ended September 30, 2009.

     Interest Expense: For the nine month period ended September 30, 2009 and 2008, the Company recorded $0.06 million and $0.4 million as interest expense respectively. The decrease in interest expense was due to repayment of the borrowings from the line of credit in 2008.

     Foreign Currency gain (loss): For the nine month period ended September 30, 2009, the Company recorded foreign currency transaction gains of approximately $0.1 million as compared to transaction losses of approximately $1.7 million for the nine month period ended September 30, 2008. The loss recorded during the nine month period ended September 30, 2008 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”).

     Interest and Other Income: Interest and other income was approximately $0.8 million for both the nine month period ended September 30, 2009 and 2008.

     Income tax provision: The Company recorded an income tax provision of $1.6 million on a pretax income of $9.2 million for the nine month period ended September 30, 2009 as compared to an income tax provision of $1.1 million on a pretax income of $6.8 million for the nine month period ended September 30, 2008. The effective tax rate has increased to a tax provision of 18% during the nine month period ended September 30, 2009 from a tax provision of 16% during the nine month period ended September 30, 2008 primarily due to changes in the geographic distribution of the income and changes in non taxable income. The difference between the income tax rates for the 2009 and 2008 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations and earnings taxed in countries that have rates lower than the United States.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – Three month period ended September 30, 2009 compared to three month period ended September 30, 2008.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three months period ended Sep 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	65.4	68.7
Gross Profit	34.6	31.3

Selling general and administrative expenses	21.5	21.4
Depreciation and amortization	1.7	0.5
Total operating expenses	23.2	21.9
Operating income	11.4	9.4

Interest income	0.1	0.2
Interest expense	(0.1)	(0.2)
Foreign currency transaction gain (loss), net	0.1	(1.5)
Other income (expense), net	1.3	(0.2)
Income before income tax provision	12.8	7.7
Income tax provision	1.6	1.2
Net income	11.2%	6.5%

Three month period ended September 30, 2009 compared to three month period ended September 30, 2008.

     Revenue: Revenue has decreased by 23% for the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2009. The decrease was due to the impact of the challenging global economic environment. Despite adding 28 new customers during the three month period ended September 30, 2009, the volume of our business declined as our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Due to the decline in customer demand competitive pressures resulted in downward pressure on pricing. Our on site rates reduced by 6% from an average rate of $108 during the three month period ended September 30, 2008 to an average rate of $101 during the three month period ended September 30, 2009. Off shore rates were reduced by 6% from an average rate of $24 during the three month period ended September 30, 2008 to an average rate of $23 during the three month period ended September 30, 2009. Recently, however, we have seen signs that the market for IT services have begun to stabilize and therefore we are not expecting further significant declines in revenues on a sequential basis.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Cost of revenue and gross profit: The cost of revenue has decreased by 26.8% from $28.3 million for the three month period ended September 30, 2008 to $20.7 million for the three month period ended September 30, 2009. The decrease was attributable to the decrease in payroll costs by 12% due to decrease in the headcount and the related compensation costs, decrease in sub-contractors cost by 5.1% due to reduction in the headcount of sub-contractors, decrease in project related expenses by 7.5% due to decline in volume of services sold and decrease by 2.2% due to fluctuations in the functional currencies of the subsidiaries. The gross profit has decreased by 14.7% from $12.9 million for the three month period ended September 30, 2008 to $11 million for the three month period ended September 30, 2009. The decrease in gross profit was a result of the decrease in the revenues partially offset by the cost savings during the three month period ended September 30, 2009. Gross margin has increased from 31.3% for the three month period ended September 30, 2008 to 34.6% million for the three month period ended September 30, 2009. The increase in gross margin was due to improvement in utilization rate by 8%. The cost of revenue has decreased by 26.8% as opposed to a decrease in revenue by 23%, thereby contributing to an increase in gross margin. Selling, general and administrative expenses: Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses have decreased by 22.6% from $8.8 million for the three month period ended September 30, 2008 to $6.8 million for the three month period ended September 30, 2009. The decrease in selling, general and administrative expenses was due to (i) reduction in sales commission and payroll expenses by 13.1% on account of reduction in head count and revenue during the period, (ii) operating lease rentals and maintenance by 3% due to relocation of the office facility, (iii) fluctuations in the functional currencies of the subsidiaries by 1.9%, and (iv) other advertising, insurance and general expenses have decreased by 4.6% in line with the decrease in the business of the Company.

     Depreciation and amortization expenses: The Company recorded depreciation and amortization expenses of $0.6 million for the three month period ended September 30, 2009 as compared to $0.2 million the three month period ended September 30, 2008. The increase was due to finalization of the purchase price allocation relating to the Novasoft acquisition in September 2008 as a result of which the Company reversed excess amortization of $0.4 million in September 2008 due to decrease in the fair value of the intangibles acquired.

     Interest Expense: For the three month period ended September 30, 2009 and 2008, the company recorded $0.02 million and $0.07 million towards interest expense. The decrease in interest expense was due to repayment of the borrowings from the line of credit in 2008 respectively.

     Foreign Currency gain (loss): For the three month period ended September 30, 2009, the Company recorded foreign currency transaction gains of approximately $0.03 million, as compared to transaction losses of approximately $0.7 million recorded for the three month period ended September 30, 2008. The loss recorded during the three month period ended September 30, 2008 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”). The gain during the three month period ended September 30, 2009 was primarily due to strengthening of INR against USD.

     Interest and Other Income: Interest and other income was approximately $0.4 million for the three month period ended September 30, 2009 as compared to $0.02 million for the three month period ended September 30, 2008. The increase is mainly due to increase in the market valuation of non-convertible debentures.

      Income tax provision: The Company recorded an income tax provision of $0.5 million on a pretax income of $4.1 million for the three month period ended September 30, 2009 as compared to an income tax provision of $0.5 million on a pretax income of $3.2 million for the three month period ended September 30, 2008. The effective tax rate has decreased to a tax provision of 12% during the three month period ended September 30, 2009 from a tax provision of 14% during the three month period ended September 30, 2008 primarily due to changes in the geographic distribution of the income. The difference between the income tax rates for the 2009 and 2008 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations and earnings taxed in countries that have rates lower than the United States.

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

Nine month period ended September 30, 2009 Compared to Nine month period ended September 30, 2008.

     The following discussion compares the segment results of operations for the nine month period ended September 30, 2009 and 2008.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Nine months period ended September 30,
	2009			2008			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	income (loss)	Revenues	Total	Income	Revenues	income (loss)
United States	$70,591	75%	$4,512	$93,708	78%	$2,822	$(23,117)	$1,690
India	25,157	27%	2,093	34,937	29%	4,579	(9,780)	(2,486)
Europe	15,111	16%	2,090	14,256	12%	693	855	1,397
Japan	3,095	3%	(403)	3,873	3%	99	(778)	(502)
Inter-segment eliminations	(20,395)	-22%		(26,977)	-23%		6,582
Total	$93,559	100%	$8,292	$119,797	100%	$8,193	$(26,238)	$99

     US revenue has decreased by 24.7% from $93.7 million for the nine month period ended September 30, 2008 to $70.6 million for the nine month period ended September 30, 2009. The decrease in revenue was primarily due to impact of the challenging global economic environment, due to which many of our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Operating income for US segment increased by 59.9% from $2.8 million for the nine month period ended September 30, 2008 to $4.5 million for the nine month period ended September 30, 2009 due to reduction in payroll and subcontracting cost by 22%, project related and travel costs by 45% and marketing and administrative expenses by 32% as compared to the nine month period ended September 30, 2008. These cost savings were partially offset by 24.7% reduction in revenues.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     India revenue has decreased by 28% from $34.9 million for the nine month period ended September 30, 2008 to $25.2 million for the nine month period ended September 30, 2009. The decrease in revenues was attributable to global economic slowdown which resulted in decreased demand for our off shore services, particularly from customers in the US market and reduced demand during the period from customers in the local geographic markets which our India subsidiary services. Off shore revenues decreased by 34% while revenues from local geographic markets decreased by 26% as compared to the nine month period ended September 30, 2008. In addition to the decrease in the volume of services sold, increased competition has resulted in downward pressure on bill rates for our off shore services. Our off shore rates reduced by 7% from an average rate of $23.3 during the nine month period ended September 30, 2008 to an average rate of $21.6 during the nine month period ended September 30, 2009. Operating income for India segment decreased by 54.3% from $4.6 million for the nine month period ended September 30, 2008 to $2.1 million for the nine month period ended September 30, 2009. The decrease in operating income resulted from the decrease in revenue by 28% which was partially off set by decrease in payroll and subcontracting costs by 20%, project related and travel costs by 38% and marketing and administrative expenses by 26%.

     Europe revenue has increased by 6% from $14.3 million for the nine month period ended September 30, 2008 to $15.1million for the nine month period ended September 30, 2009. The marginal increase in revenue is due to the start of one major customer project during the period partially offset by decrease in revenues due to strengthening of the U.S. Dollar against British Pound in particular by 26%. Operating income for Europe segment increased by $1.4 million from $0.7 million for the nine month period ended September 30, 2008 to $2.1 million for the nine month period ended September 30, 2009. The increase in operating income is attributable due to decrease in payroll and subcontracting costs by 17%, project related and travel costs by 22% and marketing and administrative expenses by 15% as compared to the nine month period ended September 30, 2008. In addition, as explained above, there was also an increase in the segment revenues by 6%.

     Japan revenue has decreased by 20.1% from $3.9 million for the nine month period ended September 30, 2008 to $3.1 million for the nine month period ended September 30, 2009. Japan reported income of 0.1million during the nine month period ended September 30, 2008 where as it reported an operating loss of $0.4 million during the nine month period ended September 30, 2009. The operating loss situation during the nine month period ended September 30, 2009 was due to decrease in revenues in the local Japanese market and Japan location was unable to quickly counter the drop in revenues by implementing cost saving measures.

Three month period ended September 30, 2009 Compared to Three month period ended September 30, 2008.

     The following discussion compares the segment results of operations for the three month period ended September 30, 2009and 2008.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Three months period ended September 30,
	2009			2008			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	income (loss)	Revenues	Total	Income	Revenues	income (loss)
United States	$24,261	76%	$2,476	$33,162	80%	$1,592	$(8,901)	$884
India	8,181	26%	575	12,151	29%	1,923	(3,970)	(1,348)
Europe	5,131	16%	712	4,457	11%	140	674	572
Japan	1,002	3%	(144)	1,116	3%	206	(114)	(350)
Inter-segment eliminations	(6,845)	-22%		(9,679)	-23%		2,834
Total	$31,730	100%	$3,619	$41,207	100%	$3,861	$(9,477)	$(242)

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     US revenue has decreased by 26.8% from $33.2 million for the three month period ended September 30, 2008 to $24.3 million for the three month period ended September 30, 2009. The decrease in revenue was primarily due to impact of the challenging global economic environment, due to which many of our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Operating income for US segment increased by 55.5% from $1.6 million for the three month ended September 30, 2008 to $2.5 million for the three month period ended September 30, 2009, primarily due to reduction in payroll and subcontracting costs by 27%, project related and travel costs by 38% and marketing and administrative expenses by 36% which was partially offset by decrease in revenues by 26.8%.

     India revenue has decreased by 32.7% from $12.2million for the three month period ended September 30, 2008 to $8.2 million for the three month period ended September 30, 2009. The decrease in revenues was attributable to global economic slowdown which resulted in decreased demand for our off shore services, particularly from customers in the US market and reduced demand during the period from customers in the local geographic markets which our India subsidiary services. Off shore revenues decreased by 32% while revenues from local geographic markets decreased by 37% as compared to the three month period ended September 30, 2009. In addition to the decrease in the volume of services sold, increased competition has resulted in downward pressure on bill rates for our off shore services. Our Off shore rates reduced by 6% from an average rate of $24 during the three month period ended September 30, 2008 to an average rate of $23 during the three month period ended September 30, 2009. Operating income for the India segment has decreased by 70.1% from $1.9 million for the three month ended September 30, 2008 to $0.6 million for the three month period ended September 30, 2009 due to decrease in revenues by 32.7% which was partially off set by decrease in payroll and subcontracting expenses by 25%, project related and travel costs by 39% and marketing and administrative expenses by 16%.

     Europe revenue has increased by 15.1% from $4.5 million for the three month period ended September 30, 2008 to $5.1 million for the three month period ended September 30, 2009. The increase in revenue is primarily due to the start of one major customer project in the beginning of 2009 partially offset by decrease in revenues due to strengthening of the U.S. Dollar against British Pound in particular by 18%. Operating income for UK segment increased by 408.6% from $0.1 million for the three month period ended September 30, 2008 to $0.7 million for the three month period ended September 30, 2009. The increase in operating income was due to decrease in payroll and subcontracting expenses by 2%, marketing and administrative expenses by 3% coupled by an increase in revenues by 15.1% as explained above.

     Japan revenue decreased by 10.2% from $1.1 million for the three month period ended September 30, 2008 to $1.0 million for the three month period ended September 30, 2009. Japan reported operating income of 0.2 million during the three month period ended September 30, 2008 where as it reported an operating loss of $0.1million during the three month period ended September 30, 2009. This was due to decrease in revenues in the local Japanese market and Japan location was unable to quickly counter the drop in revenues by implementing cost saving measures.

Liquidity and Capital Resources

Cash Position and Cash Flows

     We had cash and cash equivalents of $20.9 million as at September 30, 2009 net of amounts outstanding against the line of credit as compared to $10 million as at December 31, 2008. We had a working capital of $32.1 million at September 30, 2009 and $25.1 million as at December 31, 2008.

     Cash generated from operating activities was $14 million for the nine month period ended September 30, 2009, resulting from the net income of $7.5 million for the period and increase by $7.2 million due to realization of accounts receivable and unbilled services balances, as the Company has worked to increase efficiency in its billing and collections processes, partially offset by a decrease in other net operating assets by $0.7 million. Cash generated from operating activities was $5.3 million for the nine month period ended September 30, 2008 resulting mainly from the net income of $5.7 million for the period, partially off set by a decrease in net operating assets by $0.4 million.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company invested $0.8 million in net purchase of computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements for the nine month period ended September 30, 2009 while it was $0.7 million for the nine month period ended September 30, 2008. Net cash used for short term investments was $0.6 million during the nine month period ended September 30, 2009 while there were no such activities during the nine month period ended September 30, 2008.

     Cash used in financing activities was $1.9 million during the nine month period ended September 30, 2009 as compared to $4 .0 million during the nine month period ended September 30, 2008. The Company repurchased stock amounting to $1.8 million during the nine month period ended September 30, 2009 while the borrowings of $3.4 million from the line of credit were repaid during the nine month period ended September 30, 2008.

Credit Facility

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10.0 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of September 30, 2009, minus 0.85%. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable.

     The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the loan agreement related to the Credit Agreement as of September 30, 2009.

     As of September 30, 2009, the Company had approximately $0.1 million outstanding borrowings under the Credit Agreement. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of September 30, 2009.

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

Recent Accounting Pronouncements

     Effective July 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

     The Company elected a partial deferral of ASC 820-10 (previously SFAS No 157) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. We adopted the provisions of this statement for non-financial assets and liabilities effective January 1, 2009. This adoption did not have impact on its Consolidated Financial statements.

     In December 2007, the FASB issued ASC 805 Business Combinations (previously SFAS 141R). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was adopted beginning January 1, 2009. There was no significant impact on the Company’s financial position or results of operations as a result of the adoption of ASC 805.

     In March 2008, the FASB issued ASC 815 (previously SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In April 2009, the FASB issued ASC 320-10 (previously FSP SFAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In April 2009, the FASB issued ASC 820-10 (previously FSP SFAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard effective April 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued ASC 825-10 (previously FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. Disclosures about Fair Value of Financial Instruments require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this standard effective April 1, 2009. (Please see Note 10 below for the expanded disclosure on the fair value of financial instruments in accordance with the pronouncement).

     In May 2009, the FASB issued ASC 855 (previously SFAS No. 165), Subsequent. ASC 855 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The Company adopted this standard effective April 1, 2009. (Please see Note 14 below for the disclosure on subsequent events in accordance with the pronouncement).

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. ASU 2009-13 will become effective for the Company with its fiscal year beginning January 1, 2011.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Outlook

     Our business and financial condition depend on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from customers located in the United States. Our revenue and profits are driven by demand for our services. We continue to be impacted by the challenging global economic environment, which led many companies to defer decision-making on a range of IT services projects, particularly affecting smaller, shorter-term projects where we have primarily focused our efforts in order to develop inroads with new customers. We have seen the impact of such decline in demand for our services as reflected by the 22% year over year decline in our revenue.

     Despite the continuation of a very challenging business environment, we are seeing some encouraging signs in the overall IT services sector, including a greater degree of receptiveness from many of our customers and prospects to discuss new or expanded initiatives and many customers in the small and mid market are looking to engage IT service firms as strategic partners for future projects. The Company won 28 new customers during the three month period ended September 30, 2009. The total value of the new contracts entered into during the three month period ended September 30, 2009, including new engagements from existing customers was approximately $20.9 million. While these were generally smaller initial engagements, we believe that the market for IT services is stabilizing across many industry sectors in which we work with the exception of our customers and prospects in the consumer products and manufacturing sectors continued to exhibit challenged demand on a sequential basis.

     During this challenging economic period our management team has focused its efforts on improvements in its operational performance and aligning our cost structure to current market conditions. To date, we have been able to effectively manage our cost structure to stabilize and even achieve marginal growth in our operating income, despite the drop in revenue, which was $8.3 million for the nine month ended September 30, 2009 compared with $8.2 million for the nine month ended September 30, 2008. However, if the current downturn in worldwide economic conditions continues or economic conditions worsen, particularly in the United States and the stabilization we have seen recently in market demand for our IT services reverses, we may not be able to continue to reduce costs to a level sufficient to minimize the impact of any possible further revenue declines on our operating income and any of these events could materially and adversely impact our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to the information on quantitative and qualitative disclosures about market risk provided in our annual report on Form 10-K/A for the period ended December 31, 2008.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASE OF EQUITY SECURITIES
				Cumulative approximate	Maximum approximate
	Total	Average	Total number of shares	value of shares	dollar value of Shares
	Number of	price	repurchased as part of	repurchased as part of	that may yet be
	Shares	paid per	the publicly announced	the publicly announced	purchased under the
Period	Purchased	share ($)	plan during Q3'09	plan ($)	plan ($)
Jul 1 to Jul 31 2009	282,451	1.53	282,451	1,565,184	3,434,816
Aug 1 to Aug 31 2009	122,780	2.51	405,231	1,872,767	3,127,233
Sep 1 to Sep 30 2009	41,700	2.53	446,931	1,978,268	3,021,732

     Share Repurchase Program

     The purchases disclosed in the above table were made under the share repurchase program which was announced on October 29, 2008. Pursuant to the approval of our Board of Directors, we are authorized to purchase under this share repurchase program up to $5,000,000 of our common stock over an 18 month period ending April 24, 2010. The share repurchase program will be funded using our working capital. The share repurchase program authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. We also have adopted Rule 10b5-1 trading plans and intend to adopt additional Rule 10b5-1 trading plans that will allow us to purchase its shares at times when it ordinarily would not be in the market due to its internal trading policy. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. We are not obligated to continue to repurchase shares under the authorization or enter into additional Rule 10b5-1 trading plan and the timing; actual number and value of shares purchased will depend on many factors, including our cash flow and the liquidity and price performance of our shares.

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the period ended September 30, 2009.

INTELLIGROUP, INC.

PART II. OTHER INFORMATION (Continued)

Item 4. Submission of Matters to a Vote of Security Holders

     There are no matters to report subject to this Item for the period ended September 30, 2009.

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended September 30, 2009.

Item 6. Exhibits

     See exhibit index hereto, which is incorporated by reference herein.

INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation dated December 27, 2005.

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1	*	Amendment No. 5 to employment agreement between Vikram Gulati and Intelligroup, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated July 21, 2009, filed with the Securities and Exchange Commission on July 21, 2009).

10.2	†	Lease agreement dated August 1, 2005 between Intelligroup Asia Pvt Ltd., and I Labs Hyderabad Technology Center Pvt Ltd.

10.3	†	Lease agreement dated September 1, 2008 between Intelligroup Inc. and 5 Independence SPE LLC.

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†      Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2009.

INTELLIGROUP, INC.

Date: November 13, 2009	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: November 13, 2009	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer and Principal Accounting Officer.