Form 10-K
period 2009-12-31
INTELLIGROUP INC
filed 2010-03-30
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the most recent second quarter) was $23,595,943 (based on the closing price of $1.53 as quoted on Nasdaq on that date). For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 2010:

Class	Number of Shares
Common Stock, $0.01 par value	41,235,018

TABLE OF CONTENTS

	Item		Page
PART I	1	Business	5
	1A	Risk Factors	11
	1B	Unresolved Staff Comments	15
	2	Properties	16
	3	Legal Proceedings	17
	4	Removed and Reserved	17
PART II	5	Market for the Registrant’s Common Equity and Related
		Shareholder Matters	18
	6	Selected Financial Data	19
	7	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	21
	7A	Quantitative and Qualitative Disclosure About Market Risk	32
	8	Financial Statements and Supplementary Data	32
	9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	32
	9A	Controls and Procedures	33
	9B	Other Information	34
PART III	10	Directors and Executive Officers and Corporate Governance	35
	11	Executive Compensation	35
	12	Security Ownership of Certain Beneficial Owners and Management
		and Related Shareholder Matters	35
	13	Certain Relationships and Related Transactions	35
	14	Principal Accounting Fees and Services	35
PART IV	15	Exhibits, Financial Statement Schedules	36
EXHIBIT INDEX			37
SIGNATURES			40
FINANCIAL STATEMENTS			41

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

Part 1.

Item 1 Business.

General Business Overview.

     Intelligroup, Inc. is a vertically led global information technology (“IT”) services organization and a leading provider of consulting, business process optimization, and outsourcing solutions. We provide end to end services including advisory, implementation, testing and application management and support services (“AMS”) of Enterprise Resource Planning (ERP) solutions from SAP AG and Oracle Corporation including PeopleSoft. We also provide e-business solutions using Java and the Microsoft .NET and MOSS platforms and infrastructure management services as well as ERP testing services. Our customer base includes global Fortune 500 customers, middle market businesses and public sector organizations. Our global delivery model, along with its International Organization for Standardization (“ISO”) and Capability Maturity Model (“CMM”) processes, enables our customers to achieve rapid Return on Investment (ROI) and reduced Total Cost of Ownership (TCO). With extensive expertise in industry-specific enterprise solutions we believe we have earned a reputation for consistently exceeding customer expectations.

     We improve customers’ business performance by aligning business with IT. Through our strategic alliances with SAP, Oracle, Microsoft Corporation, and Hewlett Packard, we offer our customers comprehensive process solutions combined with timely and cost effective implementation of new business systems. Focusing on vertical solutions and full lifecycle implementation in ERP, e-business solutions and application management services, we enable customers to achieve significant business advantage, with excellent quality, reduced time-to-market, optimized costs and long-term customer relationships.

     We believe that the implementation of these solutions makes our customers more competitive. Our ISO 9001:2000-certified and SEI/SW-CMMi Level 5 Ver 1.2 assessed offshore development center delivers high quality, cost-effective, around the clock rapid development services, for enterprise, e-commerce and mobile commerce applications. Our offshore global support center manages customers' critical applications, systems and infrastructure, keeping the critical applications stable, current and optimized through efficient and cost-effective user, technical and operations support.

     In order to service our customers in an optimal manner, our go-to-market strategy is guided by a regional solution competency and industry vertical focus. The regional spread covers territories within North America, Middle East, India, Europe and Japan. These regional practices are responsible for managing and building overall customer relationships. We have established practices for SAP, Oracle, PeopleSoft and e-business solutions using Java and the Microsoft .Net platforms. These practices develop key service offerings, support business development efforts, and provide critical support to implementation and support projects. We have created industry vertical practices in Media, Consumer Products, Life Sciences, High tech, Discrete Manufacturing, State and Local Government, K-12 and Higher Education.

     Unless otherwise indicated or the context otherwise requires, the terms “Company,” “Intelligroup,” “we,” “us,” and “our” refer to Intelligroup, Inc. and its subsidiaries.

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

     In 1994, we began to diversify our customer base by expanding the scope of our systems integration and custom development services to include ERP solutions. For many customers, ERP solutions are viewed as an alternative to the custom design and development of their own applications. Although ERP products are pre-packaged solutions, there is a significant amount of technical work involved in implementing such solutions and tailoring their use for a particular customer's needs.

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

     In 2004, we completed a $15 million private placement transaction whereby SOFTBANK Asia Infrastructure Fund, L.P. (“SAIF”), an affiliate of SOFTBANK Corporation, acquired approximately 33.5% of our then outstanding Common Stock, and Venture Tech Assets Pvt. Ltd. (“Venture Tech”) acquired approximately 16.8% of our then outstanding Common Stock (“Private Placement Transaction”). In connection with the Private Placement Transaction, SAIF and Venture Tech designated five of nine directors to our Board of Directors.

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

     On October 1, 2007, our subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd. (“IGA”) acquired certain assets including without limitation customer contracts, fixed assets and employees from Novasoft Information Technology Ltd., (“Novasoft Europe”) and ISG Novasoft Technologies Limited (“Novasoft India”) for an aggregate purchase price of $3,100,000 ("Novasoft Acquisition"). The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books starting October 1, 2007.

     The following is a description of our business, including, among other things, our services, markets and competitors. Financial information regarding geographic areas and results of operations appears in the footnote entitled Segment Data and Geographic Information in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Intelligroup Services

     Our services address the implementation, upgrade, and application management and testing needs of our customers. Our proven methodologies and innovative tools allow customers to reduce costs by accelerating implementations and upgrades, and by lowering ongoing support and maintenance costs for ERP and extended ERP applications.

     Historically, our services have ranged from providing customers with staff augmentation services to projects where we assume full project management responsibilities. We provide these services to our customers primarily on a time and materials or a fixed bid basis and pursuant to agreements that are terminable upon mutually agreed notice periods. During 2000, we began to focus on providing AMS services for our customers' ERP applications. The contractual arrangements in these situations are typically fixed term, fixed price and multi-year, as is common in the outsourcing market. Our focus on AMS services is also intended to encourage ongoing and recurring service relationships, rather than one-time implementation engagements.

     We created the industry’s first offshore lab dedicated to SAP development in 1995. Since then, our India-based offshore services—coupled with the operations in the United States, Europe and Japan, have helped our customers develop, implement, maintain, support and integrate ERP and e-commerce solutions. Our onsite/offshore model has been refined into a series of repeatable, quality-embedded processes that continually enable it to:
  Significantly reduce customers’ development time and costs;

  Deliver superior-quality enhancements on schedule;

  Ensure reliable service levels;

  Accommodate requirement changes and manage risks;

  Provide 24x7 seamless access to scalable, dedicated and skilled professionals; and

  Meet the peaks and valleys of resource requirements.
     Our customers partner with us in order to implement, extend and support existing applications; or establish dedicated offshore Centers of Excellence (CoE) that provide seamless services to the customer and cope with the resource requirement fluctuations. Such CoE's are setup to provide customers a dedicated pool of resources that are available to provide a wide range of services to the customer.

     Intelligroup has partnerships with SAP, Oracle (including PeopleSoft), Microsoft, and Hewlett Packard. We believe that such partnerships will continue to result in enhanced industry recognition and market opportunities.

     In 1995, we achieved the status of a "SAP National Implementation Partner." In 1997, we enhanced our partnership status with SAP, by first achieving "National Logo Partner" status and then "Accelerated SAP Partner" status. In July 1997, we were awarded "PeopleSoft Implementation Partnership" status. In June 1998, we expanded our Oracle applications implementation services practice and added upgrade services to meet market demand of mid to large size companies that were implementing or upgrading Oracle applications. In 2000, we achieved "SAP Services Partner" status and "SAP Hosting Partner" for the pharmaceuticals industry vertical status. In 2001, Intelligroup’s pharmaceutical template for the small and medium-size businesses market (covering current Good Manufacturing Processes (“cGMP”) and validation standards) was certified by SAP America. In 2002, we were awarded the SAP Services Partner Award of Excellence. In 2004 our Japan Subsidiary was awarded the SAP Award of Excellence – Upgrade Business Award. In 2005, we became SAP Powered by Net weaver Partner and in 2006, we became a member of the SAP Enterprise Services Community. Recently, we have become SAP All-in-One partner for discrete manufacturing in Denmark and Livestock industry for India. We have also been recognized as either a finalist or winner of SAP Pinnacle Award in 2007, 2008 and 2009. In 2007, we also became Reseller and Implementation partners of HP-Mercury and Compuware Testing products. We have also received special mention by Oracle Corporation for their Titan Awards in 2007 and 2009 in Hi-Tech and Life Sciences industry.

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

     Additionally, we have introduced certain SAP-based proprietary tools and services that are designed to reduce the time and cost of upgrading and maintaining SAP systems. Through these services, we help to cost-effectively size and analyze SAP upgrade projects, as well as to efficiently evaluate and test SAP support packages. We combine the assessment capabilities of our proprietary Uptimizer(SM) Tool Kit with the skills and expertise of its SAP-certified global implementation team to deliver high-quality, cost-effective upgrades to customized SAP environments. HotPac Analyzer(SM) enables our customers to analyze and test the impact of a support package on their own SAP production environment before the support package is actually applied. In addition, HotPac Analyzer enables our customers to validate the overall impact that a support package can have and isolate and identify the business transactions that require thorough testing. ArchivePac(SM) enables our customers to analyze and plan strategies for data objects archiving in SAP environments. SCEA (Supply chain efficiency analyzer) enables our customers to measure and monitor some Key process performance parameters in SAP transaction environments.

     In 2001, we developed Pharma Express. Pharma Express is a ready-to-run, fully integrated pharmaceutical solution that enables pharmaceutical companies of all sizes to improve the efficiency of their manufacturing process to effectively control the cost-of-production and distribution while keeping the production environment cGMP-compliant. Pharma Express incorporates SAP Best Practices for the highly regulated pharmaceutical industry and seamlessly integrates order management, process manufacturing, quality management, inventory and distribution and financials.

     Our offshore centers, located in India, allow us to provide cost-effective, timely and high quality professional services to customers throughout the world.

     The offshore centers are structured along the following lines:

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

     We leverage our offshore centers, in coordination with consultants located at customer sites, to deliver rapid, around the clock services which provide customers with savings in application deployment costs and expedited project completion. We are able to deliver high value services at competitive prices due to: (i) the high level of expertise and experience of our consultants; (ii) the rigorous application of our proprietary project methodologies, tools and project management disciplines; and (iii) the cost structures associated with our offshore centers.

     Our customers are primarily global Fortune 500 and other large and mid-sized companies in the United States and other diverse geographical locations. They include Cox Newspapers, Inc., Mazda, Nissan Motor Co. Ltd, ,TOA Corporation, Siemens International Turbomachinery Ltd, Hitachi America and Allergan.

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

     Our AMS services include service offerings for application management, application development, application integration and application optimization. Companies around the world entrust us to manage their complex ERP and eCommerce environment and infrastructure and to keep them stable and optimized, and aligned with their business processes. We deliver:
  Significant reduction in support costs;

  Predictable costs for easier budgeting;

  24x7, on-demand access to skilled functional and technical professionals through its offshore centers located in India;

  Comprehensive service levels and flexible, individualized support programs;

  Dedicated teams that are on-site, offshore or a combination of on-site and offshore, depending on customer requirements; and

  Improved reliability, availability and performance of the infrastructure, database, operations, applications and interfaces.
     We believe the key to our ability to deliver AMS services is our offshore centers located in India, which help to provide responsive global support to customers through delivery teams that work around-the-clock. We are able to deliver high value services at attractive prices due to: (i) the high level of expertise and experience of support professionals; and (ii) the cost structures associated with the offshore centers.

     We provide Application Management Services directly to end-user organizations. Our customers are primarily Fortune 500 and other large and mid-sized companies in the United States and other global locations. They include Hitachi America, Power One, 2Wire, Joy Global and Pearson Publishing.

     We have received continuous recognition by the outsourcing community and ecosystem over the past few years
  2008 Black Book of Outsourcing Top 50 Outsourcing vendors

  2009 Black Book of Outsourcing Top 50 Outsourcing vendors

  2008 RMMY Award Winner for People’s Choice Award, by The Outsourcing Institute

  2009 RMMY Award Winner for Best Relationship Management Award, by The Outsourcing Institute
Testing Services

     We focus on providing ERP Test Automation services. We provide test strategy and provide functional, regression and performance testing. We are building scripts that automate SAP and Oracle applications testing. We work closely with our partners at SAP, Oracle and Hewlett Packard to deliver these services.

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

Sales and Marketing

     We typically generate new sales leads from (i) referrals from existing customers and former Intelligroup employees, (ii) introductions to potential customers by our alliance partners, who often need to recommend qualified systems integrators to implement or enhance their software products, (iii) marketing campaigns and (iv) internal sales efforts. In addition, we have been introduced to customers by large consulting firms who need point services such as offshore capability or our expertise and ability to deliver complex projects.

     We have a focused approach towards sales and marketing efforts. Our sales efforts are primarily regional and driven by onsite Business Development Managers (“BDMs”) who are supported by Customer Service Executives (“CSE”) who serve as leaders in multiple engagements and have both sales and delivery responsibilities. BDMs are responsible for building the sales funnel and closing sales with new and existing customers. We continually evaluate the size of direct sales force in comparison to market conditions and shall adjust the levels of our direct sales force as market conditions warrant.

     CSEs are responsible for all aspects of the customer relationship, with a focus on service delivery and customer satisfaction. CSEs focus on a set of customers and manage all aspects of service delivery for such customers. In addition to their responsibilities for generating new revenue opportunities and expanding revenue within existing customers, typically we bill our customers for CSE’s services. The CSEs also serve in a quality assurance function and oversee all services delivered to the customer.

     We have established a Business Development Center (“BDC”) in our facilities in India. The primary objective of the BDC is to: (i) generate qualified leads for our local BDMs to pursue with existing and prospective customers; and (ii) support the proposal efforts of our local BDMs by providing strategic research and proposal writing capabilities. We intend to continue to expand the BDC in proportion to our local BDMs sales presence.

     The primary objective of our Marketing and Alliances function is branding and lead generation. We intend to continue to market to potential customers with demonstrated needs for our expertise in ERP, Testing, and e-business solutions. We have exhibited at trade events associated with our primary ERP offerings. These include events such as SAPPHIRE, the annual SAP conference for SAP service providers and end-users, the Americas SAP User Group, the Oracle Americas User Group and the PeopleSoft Users Group and industry analyst shows such as Gartner IT Expo and CIO Events. We intend to continue participation in such industry-recognized programs and trade shows.

     In regard to our Alliances group, we have strengthened our alliance with SAP by becoming an SAP Business All In One Partner, Enterprise Services Partner, and winning the Pinnacle award. We are a Platinum Partner of Oracle (highest level), and are doing joint campaigns with them. Our Microsoft Partnership has grown, and we have been part of their Offshore Advisory Partner Council. We have also built strong relationships with HP for their testing suite of products. We have become a Gold Certified Partner of HP in the US in 2009 and a Silver partner of HP in the UK in 2009. We have also entered into a partnership with IDS-Scheer for their ARIS suite of BPM products as well as with VMware for virtualization, Cisco for Infrastructure offerings, and Amazon Web Services for cloud computing.

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

     Today, as a result of the global recession, companies are increasingly focused on reducing and optimizing costs. Companies, like Intelligroup, that have developed global delivery centers and have a proven ability to leverage their global delivery model stand to benefit from the increased focus on cost optimization as the spending rebounds. We are well positioned to win our share. Our strategy is to penetrate existing customers and increase our share of their IT budgets. Our focus areas include Business Intelligence, SAP and Oracle Upgrades, CRM, Testing, and Application/Infrastructure Outsourcing. Additionally, we are positioned to win new customers in the Small and Medium Enterprise (SME) space, as they increase their adoption of ERP.

     Historically, many businesses have adopted information systems strategies using pre-packaged software applications. Customer/server systems widely replaced mainframe and legacy systems with the promise of more functional, flexible and cost effective applications, which are critical to the competitive needs of businesses.

     As part of their customer/server strategies, organizations often acquire, or consider acquisition of, the pre-packaged enterprise-wide business software applications offered by leading ERP vendors, such as SAP and Oracle. These applications are then implemented and maintained to meet their particular business needs. Alternatively, the organizations may develop, or commission the development of, customized software applications to meet the needs of these organizations. In both cases, customers have a set of core operations applications, which they use to support their central business processes. These customers must balance demands from their user departments for new, innovative business applications against the absolute requirement to maintain, manage and optimize the core operations applications. These competing demands reflect areas of potential business opportunity for us.

     The majority of customers who implement ERP solutions are Fortune 500 companies. We believe that opportunities for new ERP implementations will continue predominantly in subsidiaries and operating units of large-market customers as well as mid-market customers. Many mid-size companies have the need for core financial and other operations systems that can be addressed by ERP products. We believe that opportunity exists to sell both professional consulting services and AMS to mid-market customers. The mid-market segment is very cost conscious and requires a highly efficient services delivery model, which we believe we can provide through a combination of innovative tools and templates, which expedite delivery and use our offshore global delivery centers, thereby reducing costs.

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

     Companies must also continually keep pace with a broad, and often confusing, array of new technological developments, which can render internal IT skills obsolete. Professionals with the requisite technology skills often are in short supply and many organizations are reluctant to expand their internal information systems department for particular projects. At the same time, external economic factors encourage organizations to focus on their core competencies and trim work forces in the IT management area. Accordingly, organizations often lack sufficient, and/or appropriate, technical resources necessary to design, develop, implement and manage the information technology solutions needed to support their business needs. Thus, we believe that there is significant potential business opportunity for implementing ERP version-to-version upgrades as well as application management and support services.

     Another area of opportunity for us is strategic offshore outsourcing. With our history as a pioneer in providing offshore management and support of mission critical applications, we can offer customers a flexible, low cost option for managing ERP applications.

     We believe we also have an opportunity in Service Oriented Architecture (“SOA”) solutions. SOA based solutions enable integration and building of composite applications that enable flexible business processes. Cloud computing is another emerging area, and we are focusing on this.

Customers

     We provide our services directly to many Fortune 500 companies, as well as small to medium sized enterprises, and, to a lesser extent, as a member of consulting teams assembled by other information technology consultants, such as the consulting practices offered to Hitachi consulting.

     Although we have contracts with many of our customers to provide its services, in general such contracts are terminable upon relatively short notice, typically not more than 30 days. When providing AMS services for customers, we typically enter into multi-year fixed term, fixed price contracts. There can be no assurance that our customers will continue to enter into contracts with us or that existing contracts will not be terminated.

     Many of our engagements involve projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a customer's expectations in the performance of our services could result in a material adverse change to the customer's operations giving rise to claims against us for damages or causing damage to our reputation, adversely affecting our business, financial condition and results of operations. In addition, certain of our agreements with our customers require us to indemnify the customer for damages arising from services provided to, or on behalf of, such customer. Under certain of our customer contracts, we warrant that we will repair errors or defects in deliverables without additional charge to the customer. We have not experienced, to date, any material claims against such warranties. We have purchased and maintain errors and omissions insurance to insure us for damages and expenses incurred in connection with alleged negligent acts, errors or omissions, but can provide no assurance that such errors and omissions insurance will be sufficient to claims if any, that may arise in the future.

Competition

     The markets for our services are highly competitive. We believe that our principal competitors include the internal information systems groups of our prospective customers, as well as the following classes of companies (some of which are also customers or referral sources of Intelligroup):
  Consulting and software integration firms: including, IBM Global Services, Hewlett Packard, Computer Sciences Corporation, Cap Gemini, Accenture, Deloitte Consulting, SAP Professional Services, Oracle Consulting, Hitachi Consulting, Atos Origin and Fujitsu Consulting;

  Software applications vendors: including, SAP, and Oracle ; and

  Application management services firms: including, Covansys, Wipro Technologies, Infosys Technologies Limited, Mahindra Satyam Ltd, HCL Technologies Ltd., Cognizant Technology Solutions, Patni Computer Systems and Tata Consultancy Services.
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

     We believe that we compete based on our expertise across the full life cycle of our customers' ERP solutions. This expertise includes Business process consulting, strategic IT consulting skills, plus design and implementation skills in ERP products (primarily SAP, PeopleSoft and Oracle), application testing, application integration and application management and support related to those solutions. There can be no assurance that we will be able to continue to compete successfully with existing and new competitors.

Employees

     As of December 31, 2009, we employed 2,101 full-time employees, of whom 1,793 were engaged as consultants or as software developers, 100 were engaged in sales and marketing, and 173 were engaged in delivery management, finance and administration and 35 were employed as trainees. Of the total number of employees, 377 were based in the United States, 31 were based in Japan, 64 were based in Europe and 1,629 were based in India. In addition, we engaged 154 independent contractors to perform information technology services as of December 31, 2009.

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

     Our business and financial condition depends on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from customers in the United States. Our revenue and profits are driven by demand for our services. Due to the economic recession, demand for our services, particularly from customers based in the United States, declined significantly beginning in the fourth quarter of 2008. While demand began to stabilize beginning in the middle of 2009, any failure of the emerging recovery of the economy, particularly the United States economy, or a further deterioration in economic activity in the United States could adversely affect demand for our services, which may materially and adversely impact our revenue and profitability. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, customers and potential customers may cancel or delay spending on marketing, technology and other business initiatives. Any failure of the emerging recovery of the United States economy or a further deterioration in economic activity in the United States could adversely affect demand for our services, which may materially and adversely impact our revenue and profitability.

     Some of our customers may experience unique economic conditions that are specific to their particular industry which could adversely affect the results of our operations.

     We provide services to customers in a wide variety of industries. Many of the industries are subject to factors and economic conditions that are unique to the particular industry and may not be reflected in the overall health of the economy in general. Our revenue growth and realization of accounts receivable could be adversely affected if our customers in these particular industries encounter economic difficulties. Such difficulties could include: (1) inability of participants in the industry to access the capital or credit markets; (2) business slowdowns due to excess inventory; and (3) shortfalls in demand for the product or service produced by a particular industry.

     The departure of one or more key employees may have a material adverse effect on our ability to operate our business.

     Our future performance depends to a significant degree upon the continued service of the key members of our management team, as well as marketing and sales personnel, and our ability to attract and retain new management and other marketing and sales personnel. In addition, our future performance depends on the ability to effectively transition key management, sales and operational roles, including adequate knowledge transfer, in the event of any turnover in our key personnel. The loss of any one or more of our key personnel or the failure to attract and retain key personnel or the ability to effectively manage changes in key personnel could have a material adverse effect on our business, results of operations and financial condition.

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

     We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2009, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

     Unlike operating in the United States, operating in India involves more regional geopolitical risks than operating in the US including a history of civil unrest, terrorism and substantial economic regulation by the Indian Government. Such geopolitical risks may cause disruptions to our operations or may cause our customers to decline to contract with us for offshore services.

     Software Technology parks of India (STPI) is a society setup by the Government of India with the objective of encouraging, promoting and boosting software exports from India providing companies a tax holiday on the earnings of software exports from India. The STPI exports benefits are scheduled to end from April 2011.

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

     Contracts continually expire and must be renegotiated or rebid. Due to the competitive nature of our industry, variable economic status of our customers and the current global economic downturn, we may experience difficulty in negotiating terms comparable to current or recently expired contracts. There can be no assurance that difficulty in renegotiating or renewing contracts would not have a material adverse effect on our financial condition and results of operations.

     Future legislation and anti-offshoring sentiment in the United States and other jurisdictions could significantly affect the ability of our customers to utilize our services.

     The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries. For example, many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in the United States. In addition, there has been publicity about negative experiences associated with offshore outsourcing, such as inadequate security procedures and misappropriation of sensitive customer data, particularly involving service providers in India. As a result, current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Such anti-offshoring sentiments and negative publicity may materially impact our ability to compete effectively for customers in the United States

     In the United States, measures aimed at limiting or restricting offshore outsourcing by companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States.. Such measures have been enacted in a few states and there is currently legislation pending in several states. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities. . In addition, legislation aimed at limiting or restricting offshore outsourcing has been enacted in certain European jurisdictions but to date such legislation has not had a significant impact on our business, results of operations and financial condition. However, there can be no assurance that pending or future legislation aimed at limited or restricting offshore outsourcing will not be enacted in the United States, Europe or other jurisdictions and, if enacted, that such legislation would not significantly adversely affect our business, results of operations and financial condition will not be enacted.

     Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have customers restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition.

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

     In addition, we often have access to or are required to collect and store confidential customer and customer data. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential customer and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose customers.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-35 (prior authoritative literature SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”), ASC 605-25 (prior authoritative literature Emerging Issues Task Force of the FASB Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.” These standards address revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with these pronouncements.

     In October 2009, the FASB issued Accounting Standards Updates (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early. ASU 2009-13 will become effective with our fiscal year beginning January 1, 2011.

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

     We may be subject to increased tax liabilities, including if the spin-off of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $50 million to $60 million as at December 31, 2009.

     In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spinoff, the spin-off would have been a taxable transaction. Based upon the information available to us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may be obliged to pay such tax liability, which would be material. Please refer to Note 9- Commitments and Contingencies to the financial statements for the fiscal year ended December 31, 2009.

     As a result of these factors and others, our actual results may differ materially from the results disclosed in the forward-looking statements contained in this report.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties.

     As of December 31, 2009, we lease or sublease all of our office space. Within the United States, as of December 31, 2009, we lease office space in Princeton, NJ for certain technical and support personnel, sales and marketing, administrative, finance and management personnel, and in Atlanta, GA, Naperville, IL, and Milpitas, CA, for certain other sales and operations personnel. We also lease office space in Denmark, India, Japan, the UAE and the United Kingdom.

     Effective December 10, 2009, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain additional premises of area 14,700 sq.ft, for certain of our India operations from ILabs Hyderabad Technology Center Pvt. Ltd. (“ILabs”) a related party. The lease of demised premises commencing from January 1, 2010. For additional information, please see Note 8 to the consolidated financial statements.

     We believe that such facilities are adequate for our present needs. The following table summarizes our leased office space as of December 31, 2009:

	Area		Lease
Location	in Sq. Ft.	Use	Expiration
Princeton, NJ (A)	9,724	Corporate Headquarters	1/1/2015
		Consulting Services - focus on SAP, Peoplesoft
		commercial, Oracle and E-Business markets in
		the US. Selling, general and administrative
		functions in the US

Atlanta, GA	2,533	Consulting Services - focus on SAP and Peoplesoft	3/31/2012
		public sector market in the US; Limited selling,
		general and administrative functions in the US

Naperville, IL	2,502	Limited selling and marketing functions in the US	2/28/2013

Milpitas, CA	2,197	Limited selling and marketing functions in the US	11/30/2010

Odense, Denmark	5,971	Consulting Services - focus on SAP market in	3/31/2012
		Denmark; Selling, general and administrative
		functions in Denmark

Hyderabad, India	13,427	Delivery center and support services	4/30/2010

Hyderabad, India	1,074	Delivery center and support services	6/30/2010

Hyderabad, India	8,798	Delivery center and support services	10/31/2011

Hyderabad, India	4,748	Delivery center and support services	11/30/2011

Hyderabad, India	56,600	IT development and support services and	7/31/2010
		administrative and general functions

Hyderabad, India	14,700	IT development and support services and	12/31/2013
		administrative and general functions

Bangalore, India	23,645	IT development and support services	4/30/2012

Tokyo, Japan	2,826	Consulting Services - focus on SAP market in	8/31/2010
		Japan; Selling, general and administrative functions
		in Japan

Milton Keynes, UK	2,800	Consulting Services - focus on Peoplesoft and	2/21/2011
		SAP market in the UK; Selling, general and
		administrative functions in the UK

Ras Al Khaimah	160	Consulting Services - focus on SAP & Oracle markets	11/30/2010
		in the Middle East; Selling function in the Middle East

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

Item 4. Removed and Reserved

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

Quarter Ended	High	Low
31-Mar-08	$2.50	$1.83
30-Jun-08	$2.05	$1.27
30-Sep-08	$2.60	$1.41
31-Dec-08	$1.95	$1.30
31-Mar-09	$1.52	$1.10
30-Jun-09	$1.55	$1.01
30-Sep-09	$2.75	$1.40
31-Dec-09	$3.50	$2.05

     As of March 18, 2010, the approximate number of holders of record of the Common Stock was 66 and the approximate number of beneficial holders of the Common Stock was 1,613.

     We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to fund future growth and the operation of our business, and, therefore, do not anticipate paying any cash dividends in the foreseeable future, and we are prohibited from paying dividends under the terms of our revolving credit loan agreement.

     The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2009.

			Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise	exercise price of	for future issuance under
	of outstanding options	outstanding options	equity compensation plans
Equity compensation plans approved by	2,731,869	$1.91	1,878,179
security holders
Equity compensation plans not approved by
security holders	-	-	65,000
Total	2,731,869	$1.91	1,943,179

     On October 24 2008, our Board of Directors approved a share repurchase program of up to $5,000,000 of the Company's common stock over an 18 month period ending April 24, 2010. The share repurchase program will be funded using the Company's working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to continue to repurchase shares under the authorization and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares. The share repurchase program will expire on April 24, 2010 according to its terms and the company does not anticipate extending such share repurchase program or introducing a new repurchase program.

     No shares were repurchases in the quarter ended December 31, 2009. As of December 31, 2009, a total of 1,197,881 shares have been repurchased at an average price of $1.65 out of which 1,118,581 shares were repurchased at an average price of $1.65 for the year ended December 31, 2009 and a total of 79,300 shares were repurchased at an average purchase price of $1.64 for the year ended December 31, 2008. All the repurchased shares are constructively retired.

Item 6. Selected Financial Data.

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

     The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are included in Item 15, and should be read in conjunction with those consolidated financial statements (including notes thereto). The selected financial data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007, 2006 and 2005, have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or “SEC”. Our historical results are not necessarily indicative of the operating results to be realized in the future.

     On October 1, 2007 Intelligroup Europe Limited a wholly owned subsidiary of Intelligroup Inc., acquired customer contracts, fixed assets and employees from Novasoft Information Technology Corporation for a cash consideration of $3.1 million. The revenues from the acquired contracts along with the corresponding costs are accounted in the Company’s books beginning October 1, 2007.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$20,783	$10,161	$8,419	$12,277	$5,305
Working capital	36,092	25,085	17,993	20,058	11,302
Total assets	67,403	60,230	65,462	54,543	42,998
Line of credit borrowings and current portion of
obligations under capital leases	-	125	6,566	5,442	3,684
Long-term debt and obligations under capital
leases, net of current portion	214	533	375	552	350

Shareholders' equity	46,304	35,042	33,384	26,394	17,890

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:

Revenue	$126,518	$157,101	$145,066	$125,309	$125,326
Cost of revenue	84,117	107,635	105,351	91,104	92,304
Gross profit	42,401	49,466	39,715	34,205	33,022

Selling, general and administrative expenses	27,984	35,938	34,055	35,031	37,705
Depreciation and amortization	2,492	2,399	2,472	2,474	2,260
Total operating expenses	30,476	38,337	36,527	37,505	39,965

Operating income (loss)	11,925	11,129	3,188	(3,300)	(6,943)

Interest income	141	297	133	27	147
Interest expense	(80)	(535)	(792)	(597)	(318)
Other income (expense), net	874	(2,690)	1,155	1,300	283

Income (loss) before income taxes	12,860	8,201	3,684	(2,570)	(6,831)
Provision for (benefit of) income taxes	2,060	1,512	720	1,137	(240)
Net Income / (Loss)	$10,800	$6,689	$2,964	$(3,707)	$(6,591)

Basic Net Income / (loss) per share	$0.26	$0.16	$0.07	$(0.09)	$(0.19)
Diluted Net Income / (loss) per share	$0.26	$0.16	$0.07	$(0.09)	$(0.19)

Weighted average number of common shares
outstanding - basic	41,360	42,155	42,026	40,179	35,103
outstanding - diluted	41,733	42,387	42,115	40,179	35,103

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We plan, consult, build, support and manage enterprise resource planning (“ERP”) solutions based on SAP, Oracle, PeopleSoft and Microsoft applications and technology platforms and also provide services around business intelligence, ERP Infrastructure Management, E-Business ERP Integration, ERP Testing and business process outsourcing or “BPO” and knowledge process outsourcing or “KPO”.

     We help our customers align and optimize their technology platforms, primarily their ERP systems, with their businesses. While historically ERP providers had focused on providing solutions for large market companies with revenues of over $5 billion, such systems have increasingly become mission critical for companies with revenues of between $500 million and $5 billion (“Mid-Tier Market”), as these systems are used to help them drive greater revenue and productivity as well as to better manage and control costs.

     We have worked to position ourselves as the “go-to” partner for companies looking for an ERP and extended ERP solutions partners and that positioning provides us with an important competitive edge. This positioning is reflected in the fact that over 90% of our business is generated from ERP-driven projects.

     In this Section, we will discuss the following: (1) key factors in evaluating our financial performance; (2) application of critical accounting policies, which explains the accounting policies necessary to understand how we record our financial information; (3) results of operations - consolidated, in which our consolidated results are compared year to year to recognize trends; (4) results of operations by business segment, which allows us to compare the results of our different business units; (5) liquidity and capital resources; (6) contractual obligations and other commercial commitments; and (7) recent accounting pronouncements, which identifies new accounting literature that may have an impact on our future results and (8) a discussion of our business outlook

Key Factors in Evaluating the Company’s Financial Performance

     Management believes the following factors should be considered when evaluating our reported financial information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

     The majority of our revenue is derived from professional services rendered to customers. Revenue is typically recognized as services are performed. Our services range from providing customers with a single consultant to multi-personnel full-scale projects. Although we have contracts with many of its customers to provide our services, in general, such contracts are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our customers will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services either directly to end-user organizations, or as a member of a consulting team assembled by another IT consulting firm. Where contractual provisions permit, customers also are billed for reimbursement of expenses incurred by us on the customers’ behalf.

Fixed Price Projects

     We have provided services on certain projects in which we, at the request of our customers, offer a fixed price for our services. For the years ended December 31, 2009 and 2008, revenue derived from projects under fixed-time and fixed price service contracts represented approximately 38% and 30%, respectively, of our total revenue. No single fixed price project was material to our business for the year ended December 31, 2009 and 2008. We believe that, as we pursue our strategy of providing AMS to customers, We will continue to offer fixed price projects. We believe that there are certain risks related to fixed price arrangements and thus price such arrangements to reflect the associated risk. There can be no assurance that we will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on our business, financial condition and results of operations.

Customer Concentration

     We have derived and believes that we will continue to derive a significant portion of our revenue from a limited number of customers and projects. For the years ended December 31, 2009 and 2008, our ten largest customers accounted for in the aggregate approximately 36% and 35% of our total revenue, respectively. During 2009 and 2008, no single customer accounted for 10% or more of revenues. As of December 31, 2009 no customer accounted for more than 10% of total accounts receivable and as of December 31, 2008, one customer accounted for 11% of total accounts receivable. For the years ended December 31, 2009 and 2008, 14% and 18% of our revenue, respectively, was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such customers will continue to engage us in the future at current levels of retention, if at all.

Software Partners

     For the years ended December 31, 2009 and 2008, we derived the following percentages of total revenue from projects in which we implemented, extended, maintained, managed or supported software developed by SAP, Oracle Universe and other e-Business application providers:

	Percentage of Revenue
	Year Ended December 31,
	2009	2008
SAP	70%	71%
Oracle *	15%	13%
e-Business	6%	8%
Others	9%	8%
Total	100%	100%

*Oracle universe represents Oracle, People Soft and Siebel software technologies.

Markets

     We currently serve the United States market with its headquarters in Princeton, New Jersey, and branch offices in Atlanta, Georgia, Naperville, Illinois and Milpitas, California. We also maintain local offices to serve the markets in India, the United Kingdom, Denmark, Japan and the United Arab Emirates.

Expenses

     Our most significant cost is project personnel expenses, which consist of consultant salaries, payroll taxes, benefits and subcontractor fees. Thus our financial performance is based primarily upon billing margin (billable hourly rate less the cost to us of a consultant on an hourly basis) and personnel utilization rates (billable hours divided by paid hours).

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

Revenue Recognition and Allowance for Doubtful Accounts.

     We generate revenue from professional services rendered to customers. Revenue is recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

     We also derive a portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services, including design and modification, for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. We consider the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the percentage of completion (POC) method. The POC method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs. Where the contracts involve only implementation services, we recognize revenue based on a proportional performance method. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered.

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

     We occasionally derive revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with the ASC 605-25 (previously Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on their fair value. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     We accrue for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services as of December 31, 2009 and December 31, 2008 represent services provided through year ended December 31, 2009 and the year ended December 31, 2008, respectively, which are billed subsequent to the balance sheet date. All such amounts are anticipated to be collected in the following year.

     Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues in accordance with ASC 605 (previously EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

     We establish billing terms at the time project deliverables are agreed, and we continually monitor timely payments from customers and assess collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific customer situations and percentage of accounts receivable by aging category.

Recoverability of Long-lived Assets

     We review the recoverability of our long-lived assets including intangible assets and fixed assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of its long-lived assets from expected future cash flows from our operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Accounting for Income Taxes

     We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount and operating loss and tax credit carry forwards. Our consolidated financial statements contain certain deferred tax assets which have arisen as a result of operating losses incurred since 1999, as well as other temporary differences between book and tax accounting. FASB Statement of Financial Accounting Standards ASC 740 (prior authoritative literature (“SFAS”) No. 109, “Accounting for Income Taxes,”) requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the history of operating losses (if any) at each jurisdiction and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, we recorded approximately $21.0 million of valuation allowance against gross deferred tax assets of $22.5 million as of December 31, 2009. The decision to record the valuation allowance required significant judgment including estimating the various factors impacting future taxable income. Had we not recorded this allowance, we would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $21.0 million. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740 (prior authoritative literature FASB Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”)), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of ASC 740 are effective for fiscal years beginning after December 15, 2006. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

     The total amount of gross unrecognized tax benefit as of December 31, 2009 and December 31, 2008 was $0.1 million.

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

Derivative Instruments

     In the normal course of business, our Indian subsidiary actively looks to mitigate the exposure of foreign currency market risk, by entering into various derivative instruments, authorized under our policies, with counterparties that are highly rated financial institutions. The primary exchange rate exposure of the Indian subsidiary is to the US Dollars.

     We use derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under ASC 815-10 to hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the consolidated statement of operations and are included in foreign exchange gain/ (loss). Refer Note 10 – Financial Instruments for the detailed disclosure.

Share-Based Compensation Plans

     We have share-based compensation plans that reserve common shares for issuance to key employees and directors. We adopted the provisions of ASC 718 (previously SFAS No. 123R) on January 1, 2006, using the modified prospective transition method. Under this method, we recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of ASC 718, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC 718. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

     There were no share-based payment awards granted during the year ended December 31, 2009. We recognize compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC 718.

     The compensation cost that has been charged against income for share-based compensation plans was $0.6 million for the year ended December 31, 2009. Due to our valuation allowance we did not recognize income tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2009. We received approximately $0.25 million and $0.04 million from option exercises under share-based compensation plans for the years ended December 31, 2009 and 2008, respectively.

     As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to stock options. Those costs are expected to be recognized during the next three years.

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

  Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in ASC 718 ,Staff Accounting Bulletin(“SAB”) 107 and SAB 110.

  Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the options.

  Dividends – we use an expected dividend yield of zero since we have never declared or paid any dividends on our capital stock. We intend to retain any earnings to fund future growth and the operation of its business, and, therefore does not anticipate paying any cash dividends in the foreseeable future.
     Additionally, we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. However, because a majority of the outstanding options are quarterly vesting, forfeiture assumptions are not material. ASC 718 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. We issued 141,512 and 33,600 shares upon exercise of options for the year ended December 31, 2009 and 2008, respectively.

     If factors change and we employ different assumptions in the application ASC 718 (prior authoritative literature SFAS No. 123R) to options grants made in future periods, the compensation expense that we record under ASC 718 for those future awards may differ significantly from what we recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under ASC 718.

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

Contingent Liabilities

     We have certain contingent liabilities that arise in the ordinary course of business. Contingent liabilities would be accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal matters which have arisen in the ordinary course of business. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued.

Principles of Consolidation and Use of Estimates

     The accompanying consolidated financial statements include the accounts of Intelligroup, Inc. and subsidiaries that are more than 50% owned and controlled have been prepared in US dollars. All inter-company balances and transactions have been eliminated in consolidation.

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

Results of Operations - Consolidated

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue, for continuing operations:

	Percentage of Revenue
	Year Ended December 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of Revenues	66.5	68.5
Grsoss Profit	33.5	31.5

Selling general and administrative expenses	22.1	22.9
Depreciation and amortization	2.0	1.5
Total operating expenses	24.1	24.4
Operating Gain	9.4	7.1

Interest income	0.1	0.2
Interest expense	(0.1)	(0.2)
Foreign currency transaction gain (loss), net	-	(2.0)
Other income (expense), net	0.7	0.3
Income before income tax provision	10.1	5.4
Income Tax	1.6	1.0
Net income	8.5%	4.4%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

     The following discussion compares the consolidated results of operations for the year ended December 31, 2009 to the year ended December 31, 2008.

     Revenue: Total revenue decreased by 19.5% or $30.6 million from $157.1 million for the year ended December 31, 2008 to $126.5 million as compared to the year ended December 31, 2009. The decrease was due to the impact of the challenging global economic environment. Despite adding 116 new customers for the year ended December 31, 2009, the volume of our business declined as our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Due to decline in customer demand competitive pressures have resulted in downward pressure on pricing. Our on-site rates reduced by 4% from an average rate of $107 for the year ended December 31, 2008 to an average rate of $102 for the year ended December 31, 2009. Our off-shore rates were reduced by 8% from an average rate of $24 for the year ended December 31, 2008 to an average rate of $22 for the year ended December 31, 2009. Recently, however, we have seen signs that the market for IT services have begun to stabilize both in terms of price and volume and therefore we are not expecting further significant declines in revenues on a sequential basis.

     Cost of revenue and gross profit: The cost of revenue has decreased by 21.8% or $23.5 million from $107.6 million for the year ended December 31, 2008 to $84.1 million as compared to the year ended December 31, 2009. The decrease was attributable to the decrease in payroll costs by 10.4% due to decrease in the headcount, decrease in sub-contractors cost by 4.2% due to reduction in the headcount of sub-contractors, decrease in project related expenses by 5.6% due to decline in volume of services sold and decrease by 1.7% due to fluctuations in the functional currencies of the subsidiaries. Gross profit has decreased by 14.3% from $49.5 million for the year ended December 31, 2008 to $42.4 million as compared to the year ended December 31, 2009. The decrease in gross profit was a result of the decrease in the revenues partially offset by the cost savings achieved for the year ended December 31, 2009. Gross margin has increased from 31.5% for the year ended December 31, 2008 to 33.5% for the year ended December 31, 2009. The increase in gross margin was due to improvement in utilization rate by 7% from utilization level of 71% for the year ended December 31, 2008 to 78% as compared to the year ended December 31, 2009. Our on-site/off-shore revenue mix improved in 2009 and off-shore services accounted for 33% of revenue for the year ended December 31, 2009 compared to 30% of revenue for the year ended December 31, 2008, which also added to the improved margins. The cost of revenue has decreased by 21.8% as opposed to a decrease in revenue by 19.5%, thereby contributing to an increase in gross margin.

     Selling, general and administrative expenses: Selling, general and administrative expenses consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses decreased by 22.1% from $35.9 million for the year ended December 31, 2008 to $28.0 million as compared to the year ended December 31, 2009. The decrease in selling, general and administrative expenses is due to (i) reduction in operating lease rentals and maintenance by 3.1% due to relocation of the office facility, (ii) fluctuations in the functional currencies of the subsidiaries by 2.1%, (iii) sales commission and payroll expenses have decreased by 10.7% due to reduction in sales head count and revenue during the period and (iv) other advertising, insurance and general expenses have decreased by 6.1% in line with the decrease of our business.

     Depreciation and amortization expenses: We recorded depreciation and amortization expenses of $2.4 million for the year ended December 31, 2008 to $2.5 million as compared to the year ended December 31, 2009. The marginal increase was due to additional purchase of fixed assets for the year ended December 31, 2009.

     Interest Expense: For the year ended December 31, 2009 and 2008, we recorded $0.08 million and $0.5 million as interest expense respectively. The decrease in interest expense was due to repayment of the borrowings from the line of credit in 2008.

     Foreign Currency gain (loss): For the year ended December 31, 2009, we recorded foreign currency transaction losses of approximately $0.02 million as compared to transaction losses of approximately $3.1 million for the year ended December 31, 2008. The loss recorded the year ended December 31, 2008 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”). We had outstanding foreign exchange contracts totaling $8.0 million as of December 31, 2009 and $29.1 million as of December 31, 2008.

     Interest and Other Income: Interest and other income was approximately $1.0 million and $0.7 million for the year ended December 31, 2009 and 2008 respectively.

     Income tax provision: We recorded an income tax provision of $2.1 million on a pretax income of $12.9 million for the year ended December 31, 2009 as compared to an income tax provision of $1.5 million on a pretax income of $8.2 million for the year ended December 31, 2008. The effective tax rate has decreased to a tax provision of 16% for the year ended December 31, 2009 from a tax provision of 18.4% for the year ended December 31, 2008 primarily due to changes in the geographic distribution of the income and changes in non taxable income. The difference between the income tax rates for the 2009 and 2008 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations and earnings taxed in countries that have rates lower than the United States.

     Our net deferred tax assets as of December 31, 2009 related to our Indian operations. Based on various positive evidence, including historical profitability, management believes it is more likely than not that the Indian operations’ deferred tax assets of $1.5 million will be realized in the future and therefore, no valuation allowance has been established against these net deferred tax assets for the year ended December 31, 2009. For the year ended December 31, 2009, $0.9 million is considered as deferred tax assets.

     In 2009, the Bangalore unit of our Indian subsidiary that qualified for an exemption from corporate tax under section 10A of the Indian Income Tax Act was able to utilize the benefit of this exemption. Consequently, a taxable profit of INR 20 million (or approximately $0.4 million) was exempt from taxes which had an overall tax rate impact of reducing the tax liability by 1%. The 10A benefit at the Bangalore unit is expected to end by fiscal year 2011.

     Our India subsidiary received tax assessments for the fiscal years ended March 31, 1998 through 2003 and fiscal year ended March 31, 2005, challenging the tax exemptions of certain revenue earned and disallowing certain expenses. We have deposited additional tax of INR 49.1 million (or approximately $1.1 million) under protest, net of allowance of $0.1 million, as at December 31, 2009 consequent to the above tax assessments.

     During the year ended December 31, 2009, we have deposited an amount of INR 2.8 million (or approximately $0.1 million) under protest against the order passed by the tax authorities challenging certain tax exemptions, we were previously permitted to take for the fiscal year ended March 31, 2001. Further, for the fiscal year ended March 31, 2005, an amount of INR 20.4 million (or approximately $0.4 million) had also been deposited by us under protest, during the 2009, against an assessment order passed by the tax authorities, challenging the transfer pricing methodology followed by us and non submission of evidence in support of foreign inward remittance. We have also received an order from the tax authorities demanding an additional payment of INR 8 million (or approximately $0.2 million) for open assessments pertaining to fiscal years ending March 31, 2001 and 2005. We have not recorded a reserve on the additional tax paid under protest as it believes its tax position will most likely be sustained based on independent merits.

Results of Operations by Business Segment

     We operate in one industry segment, information technology solutions and services.

     We have four reportable geographic operating segments, which are organized and managed on a geographical basis, as follows:

     United States (“US”) – Our largest segment, with operations in the US and Puerto Rico. Includes the operations of our US subsidiary, Empower, Inc., and all corporate functions and activities. The US and corporate headquarters is located in Princeton, New Jersey;

     India – includes our operations in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing off shore development and support services to customers through our affiliated entities in other parts of the world, but predominantly with the United States. This Segment also covers our operations in the UAE;

     Europe – includes our operations in Denmark and the United Kingdom. The European offices are located in Milton Keynes, United Kingdom; and Odense in Denmark; and

     Japan – includes our operations in Japan. The office is located in Tokyo, Japan.

     The inter-segment transactions are recorded based on a cost plus mark up arrangement with the holding company.

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

     Accordingly our consolidated operating results for the twelve months period ended December 31, 2009 and 2008 are presented in the following geographic segments.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

     The following discussion compares the segment results of operations for the year ended December 31, 2009 to the year ended December 31, 2008.

Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Year Ended December 31
	2009			2008			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	Income	Revenues	Total	Income	Revenues	Income
United States	$96,047	76%	$6,599	$120,082	76%	$2,405	$(24,035)	$4,194
India	34,699	27%	3,431	47,309	30%	7,629	(12,610)	(4,198)
Europe	19,956	16%	2,369	18,164	12%	1,115	1,792	1,254
Japan	4,218	3%	(474)	5,374	3%	(20)	(1,156)	(454)
Inter-segment eliminations	(28,402)	-22%	-	(33,828)	-22%	-	5,426	-
Total	$126,518	100%	$11,925	$157,101	100%	$11,129	$(30,583)	$796

     US revenue has decreased by 20% from $120.1 million for the year ended December 31, 2008 to $96.0 million for the year ended December 31, 2009. The decrease in revenue was attributable to challenging global economic environment, due to which many of our customers and prospective customers deferred the decision-making on a range of IT services initiatives, particularly shorter-term projects. Operating income for US segment increased by 174.4% from $2.4 million for the year ended December 31, 2008 to $6.6 million for the year ended December 31, 2009 due to reduction in payroll and subcontracting cost by 23%, project related and travel costs by 41% and marketing and administrative expenses by 19% as compared to the year ended December 31, 2008. These cost savings were partially offset by 20% reduction in revenues. Recently our revenues from services to our US based customers have begun to stabilize and therefore we are not expecting further significant revenue declines from current levels.

     India revenue has decreased by 26.7% from $47.3 for the year ended December 31, 2008 to $34.7 million for the year ended December 31, 2009. The decrease in revenues was attributable to global economic slowdown which resulted in decreased demand for our off shore services, particularly from customers in the US market and reduced demand during the period from customers in the local geographic markets which our India subsidiary services. Off-shore revenues decreased by 18% while revenues from local geographic markets decreased by 48% as compared to the year ended December 31, 2008. In addition to the decrease in the volume of services sold, increased competition has resulted in downward pressure on bill rates for our off shore services. Our off-shore rates were reduced by 8% from an average rate of $24 for the year ended December 31, 2008 to an average rate of $22 for the year ended December 31, 2009. Operating income for India segment decreased by 55.0% from $7.6 million for the year ended December 31, 2008 to $3.4 million for the year ended December 31, 2009. The decrease in operating income resulted from the decrease in revenue by 26.7% which was partially offset by decreases in payroll and subcontracting costs by 19%, project related and travel costs by 29% and marketing and administrative expenses by 24%.

     Europe revenue has increased by 9.9% from $18.2 million for the year ended December 31, 2008 to $20.0 million for the year ended December 31, 2009. The increase in revenue is due to the start of one major customer project during the period partially offset by decrease in revenues due to strengthening of the U.S. Dollar against British Pound in particular by 10.3%. Operating income for Europe segment increased by $1.3 million from $1.1 million for the year ended December 31, 2008 to $2.4 million for the year ended December 31, 2009. The increase in operating income is attributable due to decreases in payroll and subcontracting costs by 4%, project related and travel costs by 15% and marketing and administrative expenses by 15% as compared to the year ended December 31, 2008 combined with a revenue increase of 9.9%.

     Japan revenue has decreased by 21.5% from $5.4 million for the year ended December 31, 2008 to $4.2 million for the year ended December 31, 2009. Japan reported operating loss of $0.02 million for the year ended December 31, 2008 where as it reported an operating loss of $0.5 million for the year ended December 31, 2009. The operating loss for the year ended December 31, 2009 was due to the inability of the Japan subsidiary to adjust to changing market conditions and reduce its expenditure in light of the decrease in revenues in the local Japanese market.

Liquidity and Capital Resources

Cash Position and Cash Flows

     We had cash and cash equivalents of $20.8 million as at December 31, 2009 as compared to $10.2 million as at December 31, 2008. We had a working capital of $36.1 million at December 31, 2009 and $25.1 million as at December 31, 2008. The increase in cash and working capital was attributed to cost effective management of operations reflected in the increase of operating margin percentage to 9.4% as of December 31, 2009 from 7.1% as of December 31, 2008, this was further enhanced due to decrease in foreign exchange losses to $0.02 million as of December 31, 2009 from $ 3.1million as of December 31, 2008.

     Cash generated from operating activities was $14.8 million for the year ended December 31, 2009, resulting from the net income of $10.8 million for the period and increase by $3.8 million due to realization of accounts receivable and unbilled services balances, as we have worked to increase efficiency in its billing and collections processes. Cash generated from operating activities was $13.2 million for the year ended December 31, 2008 resulting mainly from the net income of $6.7 million for the period adjusted for non-cash items of $7.3 million and partly off-set by increase in working capital of $0.8 million.

     We invested $1.3 million in net purchase of computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements for the year ended December 31, 2009 compared to $1.5 million for the year ended December 31, 2008. Net cash used for short term and long term investments was $1.3 million and $3.1million for the year ended December 31, 2009 and 2008 respectively.

     Cash used in financing activities was $1.8 million for the year ended December 31, 2009 as compared to $6.7 million for the year ended December 31, 2008. We repurchased stock amounting to $1.8 million for the year ended December 31, 2009 and repaid the borrowings of $6.0 million from the line of credit during the year ended December 31, 2008.

Credit Facility

     On May 22, 2008, we and our wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, we entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which we can borrow up to $10 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of December 31 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     We were in compliance with the applicable financial covenants of the credit agreement as of December 31, 2009.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company. We estimate undrawn availability under the Credit Facility to be $9.9 million as of December 31, 2009.

     We are prohibited from paying dividends under the terms of the Credit Agreement. Please see Note 5 – Line of Credit to the consolidated financial statements for further information on our credit agreement.

Cash to Fund Operating Activities

     We rely on the cash generated by operating activities, cash on hand and the financing available under our credit facility to fund ongoing operations. Our credit facility with the Bank represents our sole source of external financing for business operations. Our operating plan depends on cash generated by operating activities and continued borrowing availability under this credit facility or securing alternate sources of financing.

     We must comply with certain covenants or secure from the Bank waivers of its default on such covenants to maintain line of credit with the Bank. Considering the variable operating performance in the past few years, there can be no assurances that we will be able to maintain compliance with our bank covenants or obtain waivers of any defaults.

     Our 2010 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed on existing projects and the ability to gain and perform work on new projects. Project cancellations, delays in the timing of work performed on existing projects or the inability to gain and perform work on new projects, or inability to timely collect cash from the customers could have an adverse impact on company’s ability to execute operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. In addition, we may seek additional financing from time to time to fund our cash requirements for operating expenses and capital expenses; however, the availability of financing may be limited because, among other things, we are not currently listed on a national stock exchange. At December 31, 2009, we had cash and cash equivalents and short-term investments of $23.1 million and working capital of approximately $36.0 million. Accordingly, we do not anticipate any near-term liquidity issues.

Off-Balance Sheet Arrangements

     As of December 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

Contractual Obligations and Other Commercial Commitments

     The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2009:

	Payments Due by Period (in 000’s)
		Less than	1-3	3-5	More than
Description of Contractual Obligation	Total	1 year	years	years	5 years
Capital Lease Obligations	$452	201	244	7	-
Purchase Obligations	168	168	-	-	-
Operating Lease Obligations	5,994	1,897	3,351	746	-
Total Contractual Obligations	$6,614	2,266	3,595	753	-

     We could use $10.0 million revolving credit facility with the Bank to fund the working capital needs of the business; therefore, the outstanding borrowings under the credit facility fluctuate accordingly. The credit facility is collateralized by substantially all of the assets of our United States based operations. The maximum borrowing availability under the line of credit is based upon a percentage of eligible billed and unbilled accounts receivable, as defined in the Credit Agreement.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company. We estimate undrawn availability under the Credit Facility to be $9.9 million as of December 31, 2009.

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

     The Company elected a partial deferral of ASC 820-10 (previously SFAS No 157) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. We adopted the provisions of this statement for non-financial assets and liabilities effective January 1, 2009. This adoption did not have impact on our Consolidated Financial statements.

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

     In March 2008, the FASB issued ASC 815 (previously SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 – Financial Instruments, below for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits, (previously FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. The Company adopted this standard effective October 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 14 – Employee benefit plans, for the expanded disclosure regarding its plan assets).

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

     In May 2009, the FASB issued ASC 855 (previously SFAS No. 165), Subsequent Events. ASC 855 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. We adopted ASC 855 in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC 855. ASC 855, as amended by ASU 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASU No. 2010-09 removes the requirement for an SEC filer (as defined in ASU 2010-09) to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. We adopted the requirements of ASU No. 2010-09 on the effective date and did not have any material subsequent events that impact our consolidated financial statements (Please see Note 16 – Subsequent events below).

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendment in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early. ASU 2009-13 will become effective for the Company with its fiscal year beginning January 1, 2011.

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”, (amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures) (“ASU 2010-06”). ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The Update requires entities to provide fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures pertaining to Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. This Update will become effective for the Company with its interim period beginning January 1, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-06 on its consolidated results of operations and financial condition.

Business Outlook

     Our business and financial condition depend on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from customers located in the United States. Our revenue and profits are driven by demand for our services. We continue to be impacted by the challenging global economic environment, which led many companies to defer decision-making on a range of IT services projects, particularly affecting smaller, shorter-term projects where we have primarily focused our efforts in order to develop inroads with new customers. We have seen the impact of such decline in demand for our services as reflected by the 19.5% decrease in revenue to $126.5 million in 2009 from $157 million in 2008.

     Despite the continuation of a very challenging business environment, we are seeing some encouraging signs in the overall IT services sector, including a greater degree of receptiveness from many of our customers and prospects to discuss new or expanded initiatives and many customers in the small and mid market are looking to engage IT service firms as strategic partners for future projects. We won 24 new customers during the three month period ended December 31, 2009 and a total 116 for the year 2009. The total value of the new contracts entered into during the three month period ended December 31, 2009, including new engagements from existing customers was approximately $26.1 million. While these were generally smaller initial engagements, we believe that the market for IT services is stabilizing across many industry sectors in which we work with the exception of our customers and prospects in the consumer products and manufacturing sectors which continue to exhibit challenged demand on a sequential basis.

     During this challenging economic period our management team has focused its efforts on improvements in our operational performance and aligning our cost structure to current market conditions. To date, we have been able to effectively manage our cost structure to stabilize and even achieve marginal growth in our operating income at $11.9 million for the year ended December 31, 2009 compared with $11.1 million for the year ended December 31, 2008. However, if the emerging economic recovery does not continue or economic conditions worsen again, particularly in the United States and the stabilization we have seen recently in market demand for our IT services does not continue, we may not be able to continue to reduce costs to a level sufficient to minimize the impact of any possible further revenue declines on our operating income and any of these events could materially and adversely impact our business, financial condition and results of operations.

Item 7a. Quantitative & Qualitative Disclosure About Market Risk - Not applicable

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required to be filed pursuant to this Item 8 are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

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

     Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Responsibility for Financial Statements

     Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent our financial position and results of operations.

     Our Audit Committee of the Board of Directors, which is composed solely of non-employee directors, meets regularly with our independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. Our Audit Committee also has the opportunity to regularly meet with our independent registered public accounting firm in executive session without the presence of management. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     We believe that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information - Not applicable

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

     The discussion under the heading “Directors and Executive Officers of the Registrant” in our definitive proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. We adopted a Code of Business Conduct and Ethics (“Code”) in 2004. Such Code applies to our officers, directors, and employees. A copy of the Code is available on our website at www.intelligroup.com. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

     The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

     The discussion under the heading “Principal Accounting Fees and Services” in our definitive proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement. If the proxy statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

		Reference is made to the Index to Financial Statements on Page 41.

	(2)	Financial Statement Schedules.

		Financial statement schedules as of December 31, 2009 and 2008, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

	(3)	Exhibits.

		Reference is made to the Exhibit Index on Page 37.

INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation dated June 08, 2007.

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.1	*	1996 Stock Plan, as amended, of the Company.

10.2	*	1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.3	*	Form of Indemnification Agreement entered into by the Company and each of its Directors and officers. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.4	*	Employee's Invention Assignment and Confidentiality Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.5		Services Provider Agreement by and between Oracle Corporation and the Company dated July 26, 1994. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.) See Exhibit 10.8.

10.6		Agreement by and between the Company and Intelligroup Asia Private Limited ("Intelligroup Asia") relating to operational control of Intelligroup Asia, with related agreements. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

10.7		Amendment No. 1 to Services Provider Agreement by and between Oracle Corporation and the Company dated December 30, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.) See Exhibit 10.6.

10.8		R/3 National Logo Partner Agreement by and between SAP America, Inc. and the Company dated as of April 29, 1997. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-29119) declared effective on June 26, 1997.) See Exhibits 10.10, 10.14 and 10.24.

10.9		ASAP Partner Addendum to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company effective July 1, 1997 (amends existing R/3 National Logo Partner Agreement). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibits 10.9, 10.14 and 10.24.

10.10		Implementation Partner Agreement between PeopleSoft, Inc. and the Company effective July 15, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.) See Exhibit 10.13.

10.11		Lease Agreement between Alfieri-Parkway Associates, as Landlord, and Intelligroup, Inc., as Tenant, dated March 17, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

10.12		Fifth Amendment to the Implementation Partner Agreement dated July 15, 1998, between the Company and PeopleSoft, Inc. See Exhibit 10.11.

Exhibit No.		Description of Exhibit
10.13		Amendment to the National Implementation Partner Agreement dated as of January 1, 1999, between SAP America and the Company. See Exhibits 10.9, 10.10 and 10.24.

10.14		mySap.com Partner-Services Addendum effective June 7, 2000 to R/3 National Logo Partner Agreement between SAP America, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.) See Exhibits 10.9, 10.10 and 10.14.

10.15		Service Alliance Master Agreement and Addendums dated May 5, 2000 between PeopleSoft, Inc. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.16	*	2004 Equity Incentive Award Plan.

10.17	*	First Amendment to the 2004 Equity Incentive Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.18		Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

10.19		Amendment No. 1 to the Common Stock Purchase Agreement dated September 29, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2005, filed with the Securities and Exchange Commission on March 25, 2005.)

10.20	*	Employment Agreement effective June 30, 2005 between the Company and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2005, filed with the Securities and Exchange Commission on July 7, 2005.)

10.21	*	Second Amendment to the 2004 Equity Incentive Award Plan.

10.22		Common Stock Purchase Agreement dated March 30, 2006 by and between Intelligroup Inc., SB Asia Infrastructure Fund LP and Venture Tech Assets, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K dated March 30, 2006 filed with the Securities and Exchange Commission on April 5, 2006.)

10.23	*	First Amendment to the Employment Agreement dated June 30, 2005 between Intelligroup Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated April 6, 2006, filed with the Securities and Exchange Commission on April 13, 2006.)

10.24	*	Second Amendment to Employment Agreement dated June 30, 2005, between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s current report on Form 8-K dated June 8, 2006 filed with the Securities and Exchange Commission on June 12, 2006.)

10.25	*	Third Amendment to the 2004 Equity Incentive Award Plan.

10.26	*	Employment Agreement dated September 7, 2006 by and between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2006, filed with the Securities and Exchange Commission on September 7, 2006.)

10.27	*	Amendment No.3 dated June 8, 2007 to Employment agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 13, 2007.)

10.28		Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.29		Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

10.30		Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2007, filed with the Securities and Exchange Commission on June 14, 2007.)

Exhibit No.		Description of Exhibit
10.31	*	Employment Agreement between Intelligroup Asia Pvt. Ltd. and Kalyan Sundaram Mahalingam. (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008).

10.32		Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between Novasoft Information Technology (Europe) Limited and Intelligroup Europe Limited dated June 8, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.33		Amendment No.1 dated August 22, 2007 to Master Assignment Agreement between ISG Novasoft Technologies Limited and Intelligroup Asia Private Limited dated June 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2007, filed with the Securities and Exchange Commission on August 28, 2007.)

10.34		Amendment No.1 dated August 22, 2007 to Non Compete Agreement between Novasoft Information Technology Corporation and Intelligroup Europe Ltd. Dated June 8, 2007.

10.35	*	Amendment No.1 dated February 4, 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2008, filed with the Securities and Exchange Commission on February 4, 2008.)

10.36		Revolving Credit and Security Agreement dated May 22, 2008 by and between Intelligroup Inc., Empower Inc. and HSBC Bank USA, National Association (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008, filed with the Securities and Exchange Commission on May 28, 2008.)

10.37		Revolving Promissory Note dated May 22, 2008 (incorporated by reference to Company’s current report on Form 8-K dated May 22, 2008 filed with the Securities and Exchange Commission on May 28, 2008.)

10.38	*	Amendment No.2 dated September 11 2008 to Employment Agreement dated September 7, 2006 between Intelligroup, Inc. and Alok Bajpai. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2008, filed with the Securities and Exchange Commission on September 11, 2008.)

10.39	*	Amendment No. 4 dated March 4, 2009 to Employment Agreement dated June 30, 2005 between Intelligroup, Inc. and Vikram Gulati. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 4, 2009, filed with the Securities and Exchange Commission on March 9, 2009.)

10.40		Amendment number 5 dated July 20, 2009, employment dated June 30, 2005 agreement between Intelligroup Inc and Vikram Gulati (Incorporated by reference to the Company’s current report form 8-k dated July 20, 2009 and filed with Securities and Exchange Commission on July 21, 2009)

10.41		Lease agreement dated Dec-10, 2009 between Intelligroup Asia Pvt Ltd and I Labs Technology Center Pvt Ltd (Incorporated by reference to the Company’s Current Report on form 8-k dated December 10, 2009 and filed with Securities and Exchange Commission on December 15, 2009)

10.42	*	Lease agreement dated September 1, 2008 between Intelligroup Inc and Mack Cali realty corporation

16		Letter dated July 15, 2009 to Securities and Exchange Commission from Ernst & Young LLP

21	†	Subsidiaries of the Registrant

23.1	†	Consent of Ernst & Young LLP

23.2	†	Consent of Ernst & Young

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 29th day of March 2009.

INTELLIGROUP, INC.

By: /s/	VIKRAM GULATI
Vikram Gulati
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	VIKRAM GULATI	Chief Executive Officer	March 29, 2010
	Vikram Gulati	and Director

/s/	ALOK BAJPAI	Chief Financial Officer	March 29, 2010
	Alok Bajpai	and Principal Accounting Officer

/s/	RAVI ADUSUMALLI	Director	March 29, 2010
Ravi Adusumalli

/s/	SRINIVASA RAJU	Director	March 29, 2010
Srinivasa Raju

/s/	SANDEEP REDDY	Director	March 29, 2010
Sandeep Reddy

INTELLIGROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	42
Consolidated Balance Sheets as of December 31, 2009 and 2008	44
Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2009 and 2008	45
Consolidated Statements of Changes in Shareholders’ Equity for
the years ended December 31, 2009 and 2008	46
Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	47
Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

     The Board of Directors and Shareholders of Intelligroup, Inc.:

     We have audited the accompanying consolidated balance sheet of Intelligroup, Inc. (“Intelligroup”) as of December 31, 2008, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Intelligroup’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligroup, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

     /s/ Ernst & Young LLP

     Metropark, New Jersey
     March 10, 2009

Report of Independent Registered Public Accounting Firm

     The Board of Directors and Shareholders of Intelligroup, Inc:

     We have audited the accompanying consolidated balance sheet of Intelligroup, Inc. (“Intelligroup”) as of December 31, 2009 and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Intelligroup’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligroup, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

     /s/ Ernst & Young

     March 29, 2010
     New Delhi, India

INTELLIGROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands except par value)

	December 31	December 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,783	$10,161
Short-term investments	2,441	1,031
Accounts receivable, less allowance for doubtful accounts of $2,176 and $1,996
at December 31, 2009 and 2008, respectively	23,677	23,805
Unbilled services, less allowance for doubtful accounts of $136 and $20 at
December 31, 2009 and 2008, respectively	6,433	10,456
Deferred tax asset	644	545
Prepaid expenses and prepaid taxes	1,092	1,115
Other current assets	741	617
Total current assets	55,811	47,730
Property and equipment, net	3,085	5,041
Goodwill	1,616	1,452
Intangibles	272	489
Restricted cash and investments	1,202	882
Prepaid taxes - Non-adjustable, less allowance for doubtful accounts of $104 and
$95 at December 31, 2009 and 2008, respectively	1,130	393
Deferred taxes	856	337
Other assets	3,431	3,906
Total Assets	$67,403	$60,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,418	$1,820
Liability on derivative instruments	389	2,621
Accrued payroll and related taxes	10,899	11,609
Accrued expenses	3,493	3,687
Other current liabilities	1,425	1,368
Unearned revenue	1,353	735
Income tax payable	261	-
Capital lease and deferred payments	481	805
Total current liabilities	19,719	22,645
Obligations under capital lease, net of current portion	214	533
Unearned revenue, net of current portion	322	454
Other long-term liabilities	844	1,556
Total Liabilities	21,099	25,188

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or
outstanding	—	—
Common stock, $.01 par value, 65,000 shares authorized
at December 31, 2009 and 2008; 41,137 and 42,114 shares issued and
outstanding at December 31, 2009 and 2008, respectively	411	421
Additional paid-in capital	71,090	72,089
Accumulated deficit	(23,300)	(34,100)
Accumulated other comprehensive loss	(1,897)	(3,368)
Total shareholders’ equity	46,304	35,042
Total liabilities and shareholders’ equity	$67,403	$60,230

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Thousands except per share data)

	YEAR ENDED DECEMBER 31,
	2009	2008
Revenue	$126,518	$157,101
Cost of revenue (excluding depreciation and amortisation shown separately below)	84,117	107,635
Gross profit	42,401	49,466

Selling, general and administrative expenses	27,984	35,938
Depreciation and amortization	2,492	2,399
Total operating expenses	30,476	38,337

Operating income	11,925	11,129

Interest income	141	297
Interest expense	(80)	(535)
Foreign currency transaction gain (loss), net	(18)	(3,126)
Other income (expense), net	892	436

Income before income taxes	12,860	8,201
Provision for income taxes	2,060	1,512
Net income	$10,800	$6,689

Basic net income per share	$0.26	$0.16
Diluted net income per share	$0.26	$0.16

Weighted average no. of common shares outstanding
- Basic	41,360	42,155
- Diluted	41,733	42,387

Comprehensive income
Net income	$10,800	$6,689
Other comprehensive income (loss)
Currency translation adjustments	1,471	(6,001)

Comprehensive income	$12,271	$688

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009, AND 2008
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2007	$42,160	421	71,119	(40,789)	2,633	33,384
Stock compensation expense	-	-	1,055	-	-	1,055
Currency translation adjustment	-	-	-	-	(6,001)	(6,001)
Exercise of stock options	34	1	43	-	-	44
Shares terminated through Repurchase program	(79)	(1)	(128)			(129)
Net Income	-	-	-	6,689	-	6,689
Balance, December 31, 2008	$42,115	421	72,089	(34,100)	(3,368)	35,042
Stock compensation expense	-	-	588	-	-	588
Currency translation adjustment	-	-	-	-	1,471	1,471
Exercise of stock options	142	1	250	-	-	251
Shares terminated through Repurchase program	(1,119)	(11)	(1,837)	-	-	(1,848)
Net Income	-	-	-	10,800	-	10,800
Balance, December 31, 2009	$41,138	411	71,090	(23,300)	(1,897)	46,304

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2009 AND 2008
(USD in thousands)

	YEAR ENDED DECEMBER 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,800	$6,689
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	3,075	2,759
Provision for doubtful accounts and advances	999	1,146
Stock compensation expense	588	1,055
Profit on sale of investment	(147)	-
Unrealized gain on investments	(637)	-
Loss on sale of fixed assets	127	-
Unrealized exchange (gain)/loss	283	2,424
Deferred taxes	(556)	(77)
Changes in operating assets and liabilities:
Accounts receivable	(42)	(1,434)
Unbilled services	3,877	742
Prepaid taxes	(667)	-
Prepaid expenses and other current assets	(188)	(1,235)
Other assets	271	(107)
Restricted cash and investments	733	3,350
Derivative liability	(2,642)	(541)
Accounts payable	(573)	(2,224)
Accrued payroll and related taxes	(829)	502
Accrued expenses and other current liabilities	(659)	297
Unearned revenue, current portion	598	(1,659)
Unearned revenue, net of current portion	(146)	-
Income taxes payable	492	1,027
Other long-term liabilities	12	515
Net cash provided by operating activities	$14,769	$13,229

Cash flows from investing activities:
Purchase of property and equipment	$(1,300)	$(1,523)
Proceeds from sale of equipment	-	84
Purchases of investments	(23,882)	(3,131)
Proceeds from sale of investments	22,571	-
Net cash used in investing activities	$(2,611)	$(4,570)

Cash flows from financing activities:
Principal payments under capital leases	$(242)	$(569)
Stock repurchase	(1,848)	(129)
Proceeds from exercise of stock options	251	44
Net change in line of credit borrowings	-	(6,034)
Net cash used in financing activities	$(1,839)	$(6,688)

Effect of foreign currency exchange rate changes on cash	$303	$(229)

Net increase in cash and cash equivalents	10,622	1,742
Cash and cash equivalents - beginning of year	$10,161	$8,419
Cash and cash equivalents - end of the period	$20,783	$10,161

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,668	$836
Cash paid for interest	$64	$277

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired by capital lease	$152	$288

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INTELLIGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

     The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

     Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2009 presentation. Prepaid taxes which represent taxes paid under protest to the tax authorities in India (please refer to Income Taxes under Note 13 below), previously included as current assets, have now been classified under non-current assets since the timing of recoverability of such prepayments is not determinable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Intelligroup, Inc. and subsidiaries that are more than 50% owned and controlled and have been prepared in US dollars. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less to be cash equivalents.

     The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains cash balances in excess of insured amounts.

     The Company did not have any cash equivalents as at December 31, 2009 and 2008.

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

Revenue Recognition

     The Company generates revenue from professional services rendered to customers. Revenue is recognized under the Company’s contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. The majority of the Company’s revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

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

     We occasionally derive revenue from projects involving multiple revenue-generating activities. Accordingly, the revenue from such projects is accounted for in accordance with Accounting Standards Codification (“ASC) 605-25 (Previously Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Issue No. 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on their fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

     Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in proportional performance models through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services as of December 31, 2009 and December 31, 2008 represent services provided through the year ended December 31, 2009 and the year ended December 31, 2008, respectively, which is billed subsequent to the balance sheet date. All such amounts are anticipated to be collected in the following year.

     Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues in accordance with ASC No. 605-45 (previously EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

     We establish billing terms at the time project deliverables are agreed, and we continually monitor timely payments from customers and assess collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific customer situations and percentage of accounts receivable by aging category.

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

Year Ended	Balance at	Charged to costs		Balance at end of
December 31,	beginning of year	and expenses	Write-offs and other	year
2008	$(2,151)	(901)	1,036	(2,016)
2009	$(2,016)	(660)	364	(2,312)

     The balance includes a reserve for unbilled services of $136 and $20 as of December 31, 2009 and 2008 respectively.

Derivative Instruments

     In the normal course of business, the Indian subsidiary of the Company actively looks to mitigate the exposure of foreign currency market risk, by entering into various derivative instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The primary exchange rate exposure of the Indian subsidiary is to the US Dollar.

     The Company uses derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under ASC 815-10 to hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the consolidated statement of operations and are included in foreign exchange gain/ (loss). (Please refer Note 10 – Financial instruments)

Share-Based Compensation Plans

     The Company’s share-based compensation plans are described in Note 7 – Share holders’ equity. The Company adopted the provisions of ASC 718 (previously SFAS No. 123R) on January 1, 2006, using the modified prospective transition method.

     There were no share-based payment awards granted during the year ended December 31, 2009. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC 718.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures. The Company records share-based compensation expense only for those awards that are expected to vest, and is calculated on straight line pro-rata basis without taking into account the effect of forfeiture rate. ASC 718 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. The Company issued 141,512 and 33,600 shares upon exercise of options for the years ended December 31, 2009 and 2008, respectively.

Currency Translation

     The Company’s non-US subsidiaries consider their respective local currency as the functional currency and record the financial position and results of operations in such local currency. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. Transaction loss as a result of currency remeasurement for the year ended December 31, 2009 and year ended December 31 2008, amounted to approximately $0.02 million and $3.1 million respectively.

Concentrations

     For the years ended December 31, 2009 and 2008, approximately 70% and 71% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software developed by SAP.

     For the years ended December 31, 2009 and 2008, approximately 15% and 13% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported software from Oracle universe which primarily consists of Oracle, Peoplesoft and Siebel software.

     For the years ended December 31, 2009 and 2008, approximately 6% and 8% of revenue, respectively, was derived from projects in which the Company’s personnel implemented, extended, maintained, managed or supported e-Business related software.

     A portion of the Company’s revenue was generated by providing supplemental resources for consulting teams assembled by other information technology consulting firms or directly to the end-customer. For the years ended December 31, 2009 and 2008, 14% and 18% of the Company's revenue, respectively, was generated by providing supplemental resources directly to the end-customer or as part of a consulting team assembled by another information technology consulting firm. There can be no assurance that such information technology consulting firms will continue to engage the Company in the future at current levels of retention, if at all.

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2009 and 2008, the Company's ten largest customers accounted for in the aggregate approximately 36% and 35% of the Company’s revenue, respectively. During the year 2009 and 2008 no single customer accounted for more than 10% of total revenues. As of December 31, 2009 no customer accounted for more than 10% of total accounts receivable and as of December 31, 2008, one customer accounted for 11% of total accounts receivable.

Investments

     The Company classifies its debt and equity securities in one of the three categories: trading, held-to-maturity or available-for-sale, at the time of purchase and re-evaluates such classifications as of each balance sheet date. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in income. Temporary unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a part of other comprehensive income/(loss) in stockholders’ equity until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a first-in-first out basis and are included in income. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value with a charge to the income statement. Fair value for mutual fund units is based on published per unit value, which is the basis for current transactions. Non-readily marketable equity securities for which there is no readily determinable fair value are recorded at cost, subject to an impairment charge to the income statement for any other than temporary decline in value.

     The Company has investments in interest bearing securities designated as trading securities as of December 31, 2009. The Company securities have been accounted for in accordance with the provisions of ASC 320 Investments – Debt and Equity Securities (previously SFAS No. 115).

Income Taxes

     The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the consolidated statement of income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The Company applies a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. The Company includes interest and penalties related to unrecognized tax benefits within its provision for income tax expense.

Operating Leases

     The Company estimates the expected term of a lease by assuming the exercise of renewal options, where an economic penalty exists, that would preclude the abandonment of the lease at the end of the initial non-cancellable term and the exercise of such renewal is at the sole discretion of the Company. This expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight line rent expense.

     Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company's capital lease tests and in determining straight line rent expense for operating leases.

Retirement Benefits

     Contributions to defined contribution plans are charged to income in the period in which they accrue. Current services costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by a qualified actuary using the projected unit credit method. The related actuarial gains / (losses) are accounted for in the Income Statement. The Company recognizes the net funded position of its plans as an asset or liability in the consolidated balance sheets.

     In measuring the defined benefit obligations, the Company uses discount rates based on yields of high quality fixed income instruments (i.e. yields on high quality corporate bonds) prevailing as at the balance sheet date for the corresponding tenure of the obligations. Please refer Note 14 – Employee benefit plans.

Earnings Per Share

     Basic Earnings per share (“EPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the options exceeds the current market value or when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     Options to purchase 857,250 and 1,872,000 shares of Common Stock at December 31, 2009 and 2008 respectively were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. A reconciliation of the weighted average number of shares used to compute basic earnings per share to the number used to compute diluted earnings per share follows:

	in thousands
	2009	2008
Weighted Average number of basic shares	41,360	42,155
Add: Dilutions from Stock Options	373	232
Weighted Average number of diluted shares	41,733	42,387

Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

Advertisement activities

     The advertising costs are expensed as incurred, and were approximately $0.1 million and $0.1 million for the year ended December 31, 2008 and 2009, respectively. These costs include the cost of advertisements, shows, memberships and subscriptions.

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

     The Company elected a partial deferral of ASC 820-10 (previously SFAS No 157) related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment. We adopted the provisions of this statement for non-financial assets and liabilities effective January 1, 2009. This adoption did not have impact on our Consolidated Financial statements.

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

     In March 2008, the FASB issued ASC 815 (previously SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 10 – Financial instruments, for the expanded disclosure regarding derivative instruments in accordance with the pronouncement).

     In December 2008, the FASB issued ASC 715, Compensation — Retirement Benefits, (previously FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. The Company adopted this standard effective October 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. (Please see Note 14 – Employee benefit plans, for the expanded disclosure regarding its plan assets).

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

     In May 2009, the FASB issued ASC 855 (previously SFAS No. 165), Subsequent Events. ASC 855 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 required the Company to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The Company adopted ASC 855 in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC 855. ASC 855, as amended by ASU 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASU No. 2010-09 removes the requirement for an SEC filer (as defined in ASU 2010-09) to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. The Company adopted the requirements of ASU No. 2010-09 on the effective date and did not have any material subsequent events that impact its consolidated financial statements (Please see Note 16 – Subsequent events below).

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early. ASU 2009-13 will become effective for the Company with its fiscal year beginning January 1, 2011.

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”, (amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures) (“ASU 2010-06”). ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The Update requires entities to provide fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures pertaining to Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. This Update will become effective for the Company with its interim period beginning January 1, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-06 on its consolidated results of operations and financial condition.

NOTE 3 - PROPERTY AND EQUIPMENT AND INTANGIBLES

     Property and equipment consist of the following as of December 31, 2009 and 2008 (in thousands, except useful lives data):

	Estimated Useful
	Lives (Years)	2009	2008
Vehicles	5	$699	$703
Furniture	5	2,849	2,979
Equipment	3-5	9,657	11,071
Computer software	3	7,940	9,045
Leasehold improvements	lesser of useful life or
	lease term	1,966	2,144
		23,111	25,942
Less: Accumulated depreciation		(20,026)	(20,901)

Total, net		$3,085	$5,041

     Included in property and equipment is $1.3 million and $1.8 million of assets held under capital lease at December 31, 2009 and 2008, respectively. Accumulated amortization of the assets held under capital lease is $1.0 million for both December 31, 2009 and 2008, respectively. During the year, the company disposed certain fully depreciated assets amounting to $1.1 at Denmark location and $0.7 at India location. The depreciation expense included in Depreciation and Amortization on the consolidated statement of operations and comprehensive income amounted to $2.2 million and $2 million for year ended December 31, 2009 and 2008, respectively.

     Other intangibles represent primarily customer relationships which are amortized on a straight line basis over their estimated useful lives.

     Components of Intangible assets as of December 31, 2009 and 2008 (in thousands, except useful lives data)

	Estimated Useful
	Lives (Months)	2009	2008
Customer Relationship	36	$848	$848
Less: Accumulated amortization		(576)	(359)
Total, net		$272	$489

     Above intangible assets as of December 31, 2009 would be completely amortized by next year ended December 31, 2010.

     On October 1, 2007, the Company’s wholly owned subsidiaries Intelligroup Europe Ltd and Intelligroup Asia Pvt Ltd acquired certain assets including without limitation customer contracts, fixed assets and employees from ISG Novasoft Technologies Limited (“Novasoft India”) and Novasoft Information Technology (Europe) Ltd., (“Novasoft Europe”) for an aggregate purchase price of $3,100,000 ("Novasoft Acquisition"). The Company applied the purchase method of accounting for the acquisition and recorded goodwill of $1.9 million after completing the purchase price allocation in September 2008. The change in value of goodwill subsequent to the finalization of the purchase price allocation has been on account of foreign currency translation adjustment.

     The goodwill, which is tax deductible, is allocated completely to the Europe segment upon above Novasoft acquisition. The Company does not amortize goodwill but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. The Company’s reporting units are determined in accordance with ASC 350 (previously SFAS 142), which defines a reporting unit as an operating segment or one level below an operating segment. If impairment is indicated, a write down to fair value (normally measured by discounting estimated cash flows) is recorded. The Company concluded that no impairment to the carrying value of goodwill existed when its annual impairment testing was done.

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

     The various components of restricted cash and investments consist of the following as of December 31 2009 and 2008:

		in thousands
Kind of Cash/Investment	Restricted against	Dec 31, 2009	Dec 31, 2008
Non Convertible Debentures	Lien towards derivative contracts	$1,039	-
Term deposits	Lien towards derivative contracts	-	538
Term deposits	Bank guarantees for various statutory and customer related	163	344

Total		$1,202	882

     Please refer to Note 10 – Financial instruments for the fair value measurement reporting of the restricted cash and investments.

NOTE 5 - LINE OF CREDIT

     On May 22, 2008, the Company and its wholly-owned subsidiary Empower, Inc. closed out the existing $15 million line of credit with Steel City Capital Funding. Concurrently, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of December 31 2009, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the Credit Agreement as of December 31, 2009.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of December 31, 2009.

     The Company is prohibited from paying dividends under the terms of the Credit Agreement.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

     The Company is the lessee of equipment, vehicles and furniture under capital leases expiring in 2014. The weighted average interest rate on such borrowings was 14.55% and 13.13% during year ended December 31, 2009 and 2008, respectively. The total interest expense on such borrowings included under interest expense in the consolidated statement of operations was $0.06 million and $0.09 million for year ended December 31, 2009 and 2008, respectively.

     Minimum lease payments under capital leases at December 31, 2009 are as follows (in thousands):

Minimum lease payments:
2010	$201
2011	$139
2012	$74
2013	$31
2014 and after	$7
452
Less: amounts representing interest	$(84)
Less: current portion	$(201)

Long-term portion	$167

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

     At December 31, 2009 and 2008, there are 5,000,000 shares of Preferred Stock, par value $0.01 per share authorized and no shares issued or outstanding.

Common Stock

     At December 31, 2009 and 2008, there are 65,000,000 authorized shares of Common Stock.

Stock Options

     The Company’s stock option plans permit the granting of options to employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or non-qualified stock option), the exercise price, vesting provisions, and the overall option term. A total of 7,105 shares of Common Stock have been reserved for issuance under the plans. All of the options issued pursuant to these plans expire ten years from the date of grant (number of shares data in thousands).

Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors, as described below. The compensation cost that has been charged against income for those plans was $0.6 million and $1.1 million for years ended December 31, 2009 and 2008 respectively. The Company received approximately $0.25 million and $0.04 million from option exercises under share-based compensation plans for the year ended December 31, 2009 and December 31, 2008 respectively. Although there were options exercised during the year ended December 31, 2009 and 2008, no tax benefits were recorded as there were no benefits for tax deductions expected to be utilized, based on the history of net operating losses in the US.

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

     A summary of stock option activity as of December 31, 2009 and 2008, and changes during the years then ended is presented below:

				Aggregate
	Shares (in	Weighted Average	Weighted avg remaining	Intrinsic Value
	thousands)	Exercise Price	contractual term (Years)	(in thousands)
Outstanding as of December 31, 2007	3,271	$2.05
Granted	385	2.02
Exercised	(34)	1.28
Cancelled, foreited or expired	(259)	2.43
Outstanding as of December 31, 2008	3,363	$2.03	6.6	2,529
Granted	-	0.00
Exercised	(142)	1.78
Cancelled, foreited or expired	(490)	2.76
Outstanding as of December 31, 2009	2,731	1.91	6.1	4,408
Exercisable as of December 31, 2009	2,422	$1.93	5.7	3,851

     The number of shares vested during the year ended December 31, 2009 was 445,548 at a total fair value of $0.6 million.

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

  Expected term – the Company estimates the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and in cases where the Company does not have significant historical experience, the simplified method of determining expected term outlined in ASC 718, Staff Accounting Bulletin(“SAB”) 107 and SAB 110.

  Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the options.

  Dividends – the Company uses an expected dividend yield of zero since we have never declared or paid any dividends on our capital stock. We intend to retain any earnings to fund future growth and the operation of its business, and, therefore does not anticipate paying any cash dividends in the foreseeable future.
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

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2009	2008
Expected Volatility	-	79 - 85%
Expected Life (years)	-	1 - 6.1 years
Risk free Interest Rate	-	1.7 - 3.5%
Expected Dividends	-	0%

     The weighted average grant date fair value of options granted during the years ended December 31, 2008 was $2.02 while there were no options granted in the year ended December 31, 2009. The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of common shares for the shares that were in the money at December 31, 2009. The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $128,456 and $17,000 respectively.

     As of December 31, 2009 there was $0.4 million of total unrecognized compensation cost related to non-vested stock options which will be amortized over a weighted average period of 1.3 years.

     The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with ASC 718 (Previously SFAS No. 123R) for the year ended December 31, 2009 and December 31, 2008 (in thousands):

	Year Ended December 31
	2009	2008
Cost of revenue	$171	343
Selling, general and administrative expenses	417	713
Total share based compensation expense	$588	1,056

Share Buyback Program:

     On October 24 2008, our Board of Directors approved a share repurchase program of up to $5,000,000 of the Company's common stock over an 18 month period ending April 24, 2010. The share repurchase program will be funded using the Company's working capital and authorizes the Company to repurchase shares from time to time through open market or privately negotiated transactions. The program will expire on the earlier of (i) the repurchase of the maximum number of shares under the program, (ii) the 18 month anniversary of the approval of the program or (iii) a determination by the Board of Directors to discontinue the program. The Company is not obligated to continue to repurchase shares under the authorization and the timing; actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares.

     As of December 31, 2009, a total of 1,197,881 shares have been repurchased at an average price of $1.65 out of which 1,118,581 shares were repurchased at an average price of $1.65 for the year ended December 31, 2009 and a total of 79,300 shares were repurchased at an average purchase price of $1.64 for the year ended December 31, 2008. All the repurchased shares are constructively retired.

NOTE 8 - RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from ILabs Hyderabad Technology Center Pvt. Ltd. (“ILabs”), a party with which two members of the Company’s Board of Directors are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $351,000); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $38,000), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $11,000). Rent expense for the year ended December 31, 2009 towards the said lease was 31.34 million rupees (approximately $674,000). There are no advance lease rentals as of December 31, 2009.

     Effective December 10, 2009, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain additional premises of area 14,700 sq.ft, for certain of the Company’s India operations from ILabs Hyderabad Technology Center Pvt. Ltd. (“ILabs”). The lease of demised premises commencing from January 1, 2010 and terms of the lease agreement provide for, among other things: (1) a minimum lease period of 3 years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to four (4) months’ rent in the amount of 2 million Indian rupees (approximately $43,000); (3) payment of monthly lease fees in the amount of 0.5 million Indian rupees (approximately $11,000), subject to fifteen percent (15%) escalation once in every three years; and (4) monthly operations and maintenance fees of 0.1 million Indian rupees (approximately $2,000).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $50 million to $60 million as of December 31, 2009, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

Employee Agreements

     As of December 31, 2009, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.6 million.

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

Leases

     The Company leases office space under operating leases that have initial or remaining non-cancelable lease terms in excess of one year. Certain leases are subject to common area maintenance or operating expense charges and have options to renew. Future minimum aggregate annual lease payments are as follows (in thousands):

For the Years Ended	Minimum
December 31,	Lease Payments
2010	$1,897
2011	1,502
2012	1,043
2013	806
2014	521
2014 and after	225
$5,994

     Rent expense for the years ended December 31, 2009 and 2008 was $1.8 million and $2.6 million, and there is no sublease income for year 2009, where as sublease income of $0.4 million was derived during year 2008.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company.

NOTE 10 - FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term Investments (Note a)	$2,441	$-	$2,441	$-
Bank guarantees & Term Deposits (Note b)	$163	$-	$163	$-
Investments (Note c)	$2,474	$-	$2,474	$-
Longterm Investments (Note d)	$238	$-	$238	$-
Total	$5,316	$-	$5,316	$-

Liabilities:
Derivative Instruments (Note e)	$(389)	$-	$(389)	$-
Total	$(389)	$-	$(389)	$-

     a) Represents term deposits and is reported under the head ‘Short Term Investments’ in the current assets on the consolidated balance sheet as of December 31, 2009. The fair value in the table is the face value of the instruments plus interest accrued up to December 31, 2009.

     The short-term investments and term deposits referred above are considered as trading securities. The carrying value of these investments as of December 31, 2009 approximates the fair value. Unrealized gains of $0.1 million and realized gains of $0.1 million on these investments were recorded for the year ended December 31, 2009. Gross proceeds from sale of such investments amounted to approximately $22.6 million for the year ended December 31, 2009.

     b) Reported as ‘Restricted cash and investments’ on the consolidated balance sheet as of December 31, 2009. (Please refer Note 4 – Restricted cash and investments.) The fair value is the face value of the instruments plus interest accrued up to December 31, 2009

     c) Represents non convertible debentures with a amount of $1.0 million reported under ‘Restricted cash and Investments’ and $ 0.4 million reported as ‘Other assets’ on the consolidated balance sheet as of December 31, 2009. (Please refer Note 4 – Restricted cash and investments.) The fair value is derived based on market related inputs.

     d) Represents term deposits long-term and is reported under the head ‘Other assets’ in the current assets on the condensed consolidated balance sheet as of December 31, 2009. The fair value is derived based on observable inputs.

     e) Reported under current liabilities on the consolidated balance sheets. The fair value is derived based on observable inputs.

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

     The Company uses derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under ASC 815-10 to hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the consolidated statement of operations and are included in foreign exchange gain/ (loss). The Company had outstanding foreign exchange contracts totaling $8.0 million as of December 31, 2009 and $29 million as of December 31, 2008. During the year ended December 31, 2009 the Company entered into foreign currency range forward contracts totaling $3.0 million to sell US dollars for Indian rupees.

     At December 31, 2009 summary information about the foreign exchange options is as follows:

	Option Contracts	Range forward Contracts
Notional Amount	$5 million	$3 million
Rates	INR 43.45	INR 46.25 to 48.12
Effective date	5/18/2007	12/09/2009,
Maturity Dates	1/27/2010 to 05/26/10	1/27/2010 to 12/29/10
Fair Value	$ (0.37) million	$ (0.02) million

The fair values of derivative instruments in the consolidated balance sheet as of December 31, 2009 and December 31, 2008 are as follows:

		As on year ended
Derivative Instruments not designated as hedging		December 31st
instrument under ASC 815:	Balance Sheet Location	2009	2008
Fair value of foreign exchange contracts	Liability on derivative instruments	$(389)	($2,621)
Fair value of foreign exchange contracts	Other long-term liabilities	-	($651)
Fair Value Total		$(389)	($3,272)

The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 and 2008 is as follows:

		For the year ended
Derivative Instruments not designated as hedging	Location of gain / (loss) recognized on the	December 31st
instrument under ASC 815:	Income Statement	2009	2008
Foreign Exchange Contracts	Foreign currency transaction gain / (loss),
	net	$387	$(7,354)
Total		$387	$(7,354)

     Please also refer Note 11- Foreign currency transaction gain/(loss), net below for the various components of foreign currency transaction gain / (loss) as reported on the consolidated statement of operations and comprehensive income for the year ended December 31, 2009 and 2008.

NOTE 11 - FOREIGN CURRENCY TRANSACTION GAIN/(LOSS), NET

     Foreign currency transaction gain / (loss) comprises of two components – i) ASC 830 (previously FAS 52) re-measurement gains or losses on the Accounts receivable denominated in other than the functional currency and the mark to market gains or losses of the derivative instruments as follows.

	For the year ended
	December 31st
	2009	2008
Foreign currency translation / realization gain / (loss)	$(405)	4,228
Derivative unrealized gain / (loss)	272	(6,052)
Derivative realized gain / (loss)	115	(1,302)
Total foreign currency transaction gain / (loss)	$(18)	(3,126)

NOTE 12 - LITIGATION

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

NOTE 13 - INCOME TAXES

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $2.1 million and $1.5 million on a pretax income of $12.9 million and $8.2 million for year ended December 31, 2009 and 2008, respectively.

     Income tax provision consists of the following (in thousands):

	Year ended December 31
	2009	2008
Current:
Federal - Expense/(Benefit)	$120	$-
State - Expense/(Benefit)	35	85
Foreign - Expense/(Benefit)	2,456	1,637
	2,611	1,722
Deferred:
Federal - Expense/(Benefit)	-	-
Foreign - Expense/(Benefit)	(551)	(210)

Total	$2,060	$1,512

     Income before taxes from domestic and foreign sources is as follows (in thousands):

	2009	2008
United States	$6,597	$2,706
Foreign	6,263	5,495
Income before income taxes	$12,860	$8,201

     The effective tax rate has decreased to a tax provision of 16.0% for year ended December 31, 2009 from a tax provision of 18.4% for year ended December 31, 2008. Changes in the effective rate of taxes are due to the changes in the geographic distribution of our income and changes in non taxable income. The difference between the income tax rates for the 2009 and 2008 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations and earnings taxed in countries that have rates lower than the United States.

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes. The principal reasons for the differences are:

	2009	2008
Tax at federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	0.3%	1.0%
Foreign Tax Rate Differential	-1.2%	-3.6%
Changes in Valuation Allowance	-14.2%	-4.9%
Permanent items	-6.0%	-5.5%
Tax holiday, India	-1.1%	0.0%
FIN 48 Expense (Benefit)	0.3%	0.3%
Other	3.9%	-2.9%
	16.0%	18.4%

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Deferred Tax Assets:
Allowance for doubtful accounts	$1,159	$914
Vacation accrual	1,436	1,383
Bonus Accrual	212	211
Net operating losses	19,578	21,379
Other Deferred tax assets	212	39
Total gross deferred tax assets	22,597	23,926
Deferred Tax Liabilities:
Depreciation	67	164
Total gross deferred tax liabilities	67	164

Valuation Allowance	(21,030)	(22,880)
Net deferred income tax assets	$1,500	$882

     During 2009 and 2008, the Company generated net operating losses in certain tax jurisdictions. The Company has provided a valuation allowance against these net operating losses in some jurisdictions as the ability to utilize these losses may be limited in the future. The Company’s valuation allowance as of December 31, 2009 and 2008 was $21.0 million and $22.9 million respectively. Cumulative net operating loss carry forwards of $49.1 million expire in various years through 2026.

     In 2009, the Bangalore unit of the Company’s Indian subsidiary that qualified for an exemption from corporate tax under section 10A of the Indian Income Tax Act was able to utilize the benefit of this exemption. Consequently, a taxable profit of INR 20 million (or approximately $0.4 million) was exempt from taxes which had an overall tax rate impact of reducing the tax liability by 1%. The 10A benefit at the Bangalore unit shall continue till the fiscal year 2011.

     APB 23 (as amended by ASC 740) presumes that all undistributed earnings of foreign subsidiaries will be remitted to the US parent and deferred taxes provided on such earnings unless a US parent asserts that its foreign earnings are indefinitely reinvested abroad. The Company considers the current and accumulated earnings of all its foreign subsidiaries to be permanently reinvested outside the US and as such no additional US taxes for these earnings has been provided. As of December 31, 2009, the Company had undistributed earnings of foreign subsidiaries of approximately $31 million, for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances if and when remittance was to occur.

Uncertain Tax Positions

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 through 2003 and fiscal year ended March 31, 2005, challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The Company has deposited additional tax of INR 49.1 million (or approximately $1.1 million) under protest, net of allowance of $0.1 million, as at December 31, 2009 consequent to the above tax assessments.

     During the year ended December 31, 2009, the Company deposited an amount of INR 2.8 million (or approximately $0.1 million) under protest against the order passed by the tax authorities challenging certain tax exemptions, the Company were previously permitted to take for the fiscal year ended March 31, 2001. Further, for the fiscal year ended March 31, 2005, an amount of INR 20.4 million (or approximately $0.4 million) had also been deposited by the Company under protest, during the 2009, against an assessment order passed by the tax authorities, challenging the transfer pricing methodology followed by the Company and non submission of evidence in support of foreign inward remittance. The Company also received an order from the tax authorities demanding an additional payment of INR 8 million (or approximately $0.2 million) for open assessments pertaining to fiscal years ending March 31, 2001 and 2005. The Company has not recorded a reserve on the additional tax paid under protest as it believes its tax position will most likely be sustained based on independent merits. Such taxes paid under protest have been included under Prepaid Taxes – Non-adjustable on the consolidated balance sheet.

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

     The following table summarizes the roll forward activity with regard to the uncertain tax positions:

	2009	2008
Opening balance at January 1	$95	$69
Decrease related to prior year tax positions	(9)	(12)
Increase related to current year tax positions	-	51
Effect of exchange rate changes	4	(13)
Closing balance at December 31	$90	$95

     Impact of uncertain tax positions is not expected to change significantly in the year 2010. The impact of uncertain tax positions on the effective tax rate is 0.2% as of December 31, 2009.

NOTE 14 - EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution 401(k) plan. All United States employees, who are employed on a full-time basis, are eligible to participate in the plan, effective the first day of the next quarterly enrollment period. Costs incurred by the Company related to this plan amounted to $0.5 million for the year ended December 31, 2009 and $0.6 million for the year ended December 31, 2008. The Company’s match in the 401(k) plan is 2%, which vests over a service period of three years. The forfeitures to offset contributions for the years ended December 2009 and 2008 were not material.

     In accordance with Indian law, all employees of the Company’s Indian subsidiary are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employees and the employer make monthly contributions to the plan at a predetermined rate (presently 12.0%) of the employees’ basic salary. These contributions are made to the fund administered and managed by the Government of India. In addition, some employees of the Company are covered under the employees’ state insurance schemes, which are also defined contribution schemes recognized by the Indian Revenue Authorities and are administered through the Government of India. The Company’s contributions are expensed as incurred. The Company has no further obligations under these plans beyond its monthly contributions. The Company’s contribution towards the Provident Fund amounted to $0.9 million and $1 million for year ended December 31, 2008 and 2009, respectively.

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

     Net gratuity cost includes the following components as follows (in thousands):

	Year ended December 31,
	2009	2008
Service Cost	$118	$85
Interest Cost	42	32
Actuarial (Gain) / Loss	(10)	93
Expected Return on Assets	(7)	(3)
Net Gratuity Cost	$143	$207

     The following summarizes the components of benefit obligation (in thousands)

	December 31,
	2009	2008
Change in Benefit Obligation during the year
Projected Benefit Obligation at beginning of year	$453	$563
Current Service Cost	118	85
Interest Cost	42	32
Actuarial (Gain) / Loss due to change in assumptions	(10)	93
Benefits Paid	(62)	(212)
Impact of Foreign Exchange Translations	22	(108)
Projected Benefit Obligation at End of Year	$563	$453

     The following summarizes the components of plan assets (in thousands):

	As at December 31,
	2009	2008
Change in Plan Assets During the year
Fair Value of Plan Asset at beginning of Year	$32	$67
Actual Return on Plan Asset	7	3
Employer Contribution	257	185
Benefit Payments	(62)	(212)
Impact of Foreign Exchange Translations	2	(11)
Fair Value of Plan Asset at End of Year	$236	$32

     The Gratuity Plan is a funded plan that is managed and administered by Life Insurance Corporation (LIC) of India, a body corporate fully owned by Government of India, which calculates the annual contribution required to be made by the Company, manages the investment as well as payouts under the plan. The plan assets held by the LIC are principally in the form of Indian government securities and high quality corporate bonds. Based on the plan investments allowed by the Government of India, LIC estimates the expected future returns on the fund assets which were expected to be approximately 8% and 8.7% in the years 2009 and 2008 respectively. The LIC manages the fund on a cash accumulation basis and declares interest retrospectively on March 31, each year.

     The unfunded benefit obligation as at December 31, 2009 and 2008 was $326,000 and $421,000 respectively. The short term portion of the pension liability net of plan assets is recorded under Accrued Payroll and related taxes on the consolidated Balance Sheet. The long term portion is recorded in Other Long Term Liabilities. The Company recognizes full amount of actuarial gains and losses immediately in the Income Statement.

     The following summarizes the expected future benefit payments from the plan (in thousands)

Expected
Year ending	Benefit
Payments
2010	$115
2011	100
2012	77
2013	57
2014 to 2018	122
$471

     The accumulated benefit obligation as at December 31, 2009 and 2008 was approximately $473,000 and $344,000 respectively.

     The following are the assumptions used for the valuation.

Assumptions	2009	2008
Discount Rate % per annum at year end	8.00%	7.50%
Expected return on plan assets	8.00%	8.70%
Salary escalation	7.50%	8.00%

     The expected employer contributions for the year ending December 31, 2010 are approximately $321,000.

NOTE 15 - SEGMENT DATA AND GEOGRAPHIC INFORMATION

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

     The inter-segment transactions are recorded based on a cost plus mark up arrangement with the holding company.

     The CEO has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM regularly receives certain discrete financial information about the geographical operating segments, including primarily revenue and operating income, to evaluate segment performance.

     Accordingly, the Company’s consolidated operating results for the years ended December 31, 2009 and 2008 and financial position as of December 31, 2009 and 2008 are presented in the following geographic segments (in thousands):

	United
	States	India	Europe	Japan	Elimination	Total
Year ended December 31, 2009
Revenue	95,234	7,110	19,956	4,218	-	126,518
Inter-segment Revenue	813	27,589	-	-	(28,402)	-
Depreciation and amortization	481	1,636	364	11	-	2,492
Operating Income / (Loss)	6,599	3,431	2,369	(474)	-	11,925
Interest expenses	49	(64)	(65)	-	-	(80)
Income Tax Expense	541	1,173	346	-	-	2,060
Net Income / (Loss)	6,056	3,414	1,872	(542)	-	10,800
Property & Equipment, net	441	1,851	743	50	-	3,085	(1)
Total assets	46,538	34,738	9,777	1,233	(24,883)	67,403

Year ended December 31, 2008
Revenue	119,926	13,637	18,164	5,374	-	157,101
Inter-segment Revenue	156	33,672	-	-	(33,828)	-
Depreciation and amortization	387	1,546	453	13	-	2,399
Operating Income / (Loss)	2,405	7,629	1,115	(20)	-	11,129
Interest expenses	(200)	(87)	(248)	-	-	(535)
Income Tax Expense	111	1,198	203	-	-	1,512
Net Income	2,595	2,532	1,160	402	-	6,689
Property & Equipment, net	504	3,279	1,196	62	-	5,041	(2)
Total assets	48,072	34,221	6,701	2,456	(31,220)	60,230

(1)	Of the total capital expenditures incurred for the year ended December 31 2009, $0.5 million was incurred in the US, $0.2 million was incurred in Europe, and $0.6 million was incurred in India.

(2)	Of the total capital expenditures incurred for the year ended December 31 2008, $0.3 million was incurred in the US, $0.2 million was incurred in Europe, and $1.0 million was incurred in India.

NOTE 16 - SUBSEQUENT EVENTS

     As per ASU 560, the Company is required to disclose significant changes in estimates as on the balance sheet date and to evaluate subsequent events that occurred after the balance sheet date but before the financial statements were issued. The company has concluded that no events or transactions have occurred which would require adjustments or disclosures in the Company’s financial statements.

NOTE 17 - UNAUDITED QUARTERLY FINANCIAL DATA

2009 and 2008 Quarterly Financial Data

     The following tables set forth certain unaudited results of operations for each quarter during 2009 and 2008. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

	For the quarters ended
	March 31,	June 30,	September 30,	December 31,
Statement of Operations	2009	2009	2009	2009
Revenue	$30,869	$30,960	$31,730	$32,959
Cost of revenue	$21,248	$20,267	$20,745	$21,857
Total operating expenses	$7,811	$7,828	$7,366	$7,471
Operating income (loss)	1,810	2,865	3,619	3,631
Income (loss) before provision for income taxes	$1,307	$3,797	$4,066	$3,690
Provision for income taxes	$530	$593	$506	$431
Net income (loss)	777	3,204	3,560	3,259

Net income (loss) per common share - basic	$0.02	$0.08	$0.09	$0.08
Net income (loss) per common share - diluted	$0.02	$0.08	$0.09	$0.08

Shares Outstanding:
Basic	41,719	41,498	41,143	41,090
Diluted	41,740	41,516	41,641	42,099

	For the quarters ended
	March 31,	June 30,	September 30,	December 31,
Statement of Operations	2008	2008	2008	2008
Revenue	$38,453	$40,137	$41,207	$37,304
Cost of revenue	$27,029	$27,099	$28,326	$25,181
Total operating expenses	$9,718	$10,413	$9,020	$9,186
Operating income (loss)	1,706	2,625	3,861	2,937
Income (loss) before provision for income taxes	$2,188	$1,446	$3,152	$1,415
Provision for income taxes	$326	$312	$456	$418
Net income (loss)	1,862	1,134	2,696	997

Net income (loss) per common share - basic	$0.04	$0.03	$0.06	$0.02
Net income (loss) per common share - diluted	$0.04	$0.03	$0.06	$0.02

Shares Outstanding:
Basic	42,160	42,160	42,160	42,142
Diluted	42,493	42,248	42,580	42,203