Form 10-K/A
period 2009-12-31
INTELLIGROUP INC
filed 2010-05-06
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the most recent second quarter) was $23,595,943 (based on the closing price as quoted on Nasdaq on that date). For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2010:

Class	Number of Shares
Common Stock, $0.01 par value	41,249,688

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2009, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on March 30, 2010 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical Summaries of Our Members of Board of Directors

The members of the Board of Directors (each a "Director and collectively, "Directors") are:

		Served as a
		Director
Name	Age	Since	Positions with the Company
Vikram Gulati	44	2005	President, Chief Executive Officer and
			Director

Ravi Adusumalli	34	2004	Director

Srinivasa Raju	48	2004	Director, Chairman of the Board

Sandeep Reddy	41	2004	Director

     The following biographical descriptions set forth certain information with respect to the Director Nominees, based on information furnished to Intelligroup by each Director Nominee.

     Vikram Gulati. Vikram Gulati was appointed to the Board of Directors and to the positions of President and Chief Executive Officer effective April 4, 2005. Prior to joining the Company, Mr. Gulati held a number of positions in business development and business management with Wipro Limited (“Wipro”) from 1988 through 2005. Mr. Gulati most recently served as the head of Wipro’s Global Enterprise Application Solutions Group. We believe that Mr. Gulati's extensive knowledge of the Company's operations, competitive challenges and opportunities gained through his position as President and Chief Executive Officer as well as his over twenty years of experience in the information technology consulting and outsourcing industry qualify him to serve on our board of directors.

     Ravi Adusumalli. Ravi Adusumalli was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Adusumalli joined Softbank Asia Infrastructure Fund (SAIF) in early 2002 and is currently a General Partner and Head of SAIF’s India Operations. Prior to joining SAIF, Mr. Adusumalli was an Associate Partner with Mobius Venture Capital, a $1.25 billion early stage venture capital firm in Silicon Valley. He previously worked at Credit Suisse First Boston as an Associate and with Wasatch Funds, a mutual fund with over $9 billion in assets that specialized in small cap and micro cap companies listed on US and international exchanges. Mr. Adusumalli graduated from Cornell University with a Bachelors of Arts in Economics and Government. Mr. Adusumalli serves on the board of directors of SAIF’s investments in National Stock Exchange, MakeMyTrip, HomeShop18, One97 Communications, JustDial, Mainland China and Intelligroup. We believe that Mr. Adusumalli is qualified to serve on our board of directors due to his senior position at SAIF, his experience managing other India-based portfolio companies in the information technology industry and his extensive investment and finance experience.

     Srinivasa Raju. Srinivasa Raju was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company's Board of Directors. Presently Mr. Srini Raju is the Managing Director and General Partner of Peepul Capital Advisors. Peepul Capital manages over USD 400 millions of Institutional and General Partners Capital across two funds. Peepul Capital Limited Partners (LP) include some of the most reputed international funds: IFC, Sovereign Funds, Pension Funds, Endowments and Global Business Family Offices. Mr. Raju was also the founding Chief Executive Officer and Managing Director of Satyam Enterprise Solutions P Ltd from 1997. After the merger of SES with SCS in 1999, Mr. Raju left Satyam and founded iLabs Venture Capital Fund (predecessor to Peepul Capital). Mr. Raju held the position of Chief Executive Officer and Managing Director of Dun & Bradstreet Satyam Software P Ltd. (now known as Cognizant Technology Solutions). Mr. Raju graduated with Honors from NIT (R.E.C), Kurukshetra with a Bachelor of Science in Civil Engineering and from Utah State University with a Master's degree in Civil & Environmental Engineering. Mr. Raju is a member of the governing board of (ISB) the Indian School of Business and sponsor of the Srini Raju Center for IT and Networked Economy (CITNE) at ISB. In addition, Mr. Raju also is a founding member, major donor and active member of the Governing Council of IIIT, Hyderabad, established on public-private partnership model by leading technology companies and has become India's leading Technology Research University over the past 10 years. Mr. Raju previously served on the board of directors of Sify Ltd. within the past five years. We believe that Mr. Raju has the necessary qualifications and experience to serve as the Company's Chairman of the Board based on his extensive leadership and management positions within the information technology consulting and outsourcing industry, including his experience as the founding CEO of Cognizant Technology Solutions; his extensive investment and investment advisory experience; and his extensive experience managing Peepul Capital's portfolio companies within the information technology sector.

     Sandeep Reddy. Mr. Reddy was initially appointed to the Board of Directors of the Company in September 2004 in accordance with the terms of the Common Stock Purchase Agreement dated September 29, 2004 by and between the Company, SB Asia Infrastructure Fund LP, and Venture Tech Assets Ltd., which allowed SB Asia Infrastructure Fund LP and Venture Tech Assets Ltd. to collectively designate five directors to the Company’s Board of Directors. Mr. Reddy currently serves as Managing Director of Peepul Capital Management LLC, which was formerly known as iLabs Management, LLC, a fund management company. From 2000 to 2006, Mr. Reddy served as Vice Chairman of iLabs, a private venture capital fund which invested in the domains of intellectual property in life sciences, telecommunications and technology based products and services. Mr. Reddy previously served on the board of directors of Sify Ltd. within the past five years. We believe that Mr. Reddy has the necessary qualifications and experience to serve on the board of directors based on his extensive investment experience and his extensive leadership and management experience, including managing iLab's and Peepul Capital's other portfolio companies within the information technology sector.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Family Relationships

     There are no family relationships among our Director Nominees, management and other key personnel.

Director Qualifications

     We believe that the Company and its shareholders are best served by having leadership personnel from our principal stockholders and individuals who have extensive experience in the Company’s industry and knowledge of the Company’s competitive landscape serve on our board of directors. We also believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the board of directors to fulfill its responsibilities. We select directors who have the highest personal and professional ethics, integrity and values; practical wisdom and mature judgment; an inquisitive and objective perspective; the willingness to engage management and each other in a constructive and collaborative fashion; and a commitment to representing the long-term interests of all our shareholders. In addition, directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and should be committed to serving on the Board for an extended period of time. Please refer to the biographies of each of directors for a discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each individual should serve as a director.

Biographical Summaries of Executive Officers

     The following table identifies our executive officers

			In Current
Name	Age	Capacities in Which Served	Position Since
Vikram Gulati(1)	44	President and Chief Executive Officer	2005

Alok Bajpai(2)	44	Chief Financial Officer and Treasurer	2006

Kalyan	44	Chief Operating Officer, Intelligroup Asia	2007
Sundaram
Mahalingam(3)

Pankit Desai(4)	40	Senior Vice President of Sales, North America	2009
		and Europe
____________________

(1)	Vikram Gulati has been President and Chief Executive Officer and a director of Intelligroup since April 2005. His complete biography is set forth above under the caption “Nominees for Election.”

(2)
Alok Bajpai is a rank holder Chartered Accountant from India, Certified Public Accountant from the US and a Management Graduate from Manchester Business School, UK. Prior to Intelligroup, Mr. Bajpai served as Associate Vice President, F&A at Infosys Limited from May 2004 to September 2006 and managed their global accounts function. Prior to Infosys, from 1999 to 2004, Mr. Bajpai worked at Port Fish Private Limited, a Canadian company, as their Controller. He started his career with HCL in 1988 and worked with ICIM and Pepsico Restaurants in India before moving to Nigeria to work with a Belgian organization. Mr. Bajpai then moved to Canada and worked as Head of Finance at the aforementioned Canadian company for about 5 years. In these various organizations Mr. Bajpai has been in senior management positions and has played operational, as well as, strategic roles.

(3)
Mr. Kalyan Sundaram Mahalingam joined Intelligroup Asia in March 2007. He was promoted to Chief Operating Officer, Intelligroup Asia on July 1, 2007. Prior to Intelligroup, from March 2006 to March 2007, Mr. Mahalingam served as Vice President - GRM and Enterprise Application Services Practice at Keane, Inc. From May 1993 through February 2006, Mr. Mahalingam was employed by Wipro Technologies in several positions; most recently he was General Manager, Enterprise Applications Services. He has held many positions in practice building, delivery, quality and key positions in finance. He holds a Bachelor of Commerce from Bharathiyar University, Coimbatore, India and a Chartered Accountancy from the Institute of Chartered Accountants of India in New Delhi.

(4)
Mr. Desai joined Intelligroup in December 2005. Effective January 1, 2009 he took over responsibility as Senior Vice President, Sales for North America and Europe. Prior to joining Intelligroup, Mr. Desai was with Wipro Technologies from November 2000 to December 2005 where he managed strategic accounts and the southwest region of the US. Before Wipro he worked with IBM as a country manager for the AS/400 product group, Cognizant Technologies and CMC Limited. Mr. Desai has a Bachelor’s in Engineering and MBA from India.

     None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2009, we believe that all such forms were filed on a timely basis.

     Mr. Desai filed a Form 4 on September 21, 2009. Such Form 4 should have been filed no later than September 16, 2009.

Director Independence

     Our common stock is not listed on a national securities exchange and therefore we are not subject to any corporate governance requirements regarding independence of board or committee members. However, we have chosen the definition of independence contained in the NASDAQ rules as benchmark to evaluate the independence of our directors. Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that none of our directors qualify as an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Audit Committee

     The Board of Directors has established a separately designated standing audit committee (the "Audit Committee"). The Audit Committee is responsible for:
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

     Because our common stock is not currently listed on a national securities exchange, we are not subject to the listing standards for audit committees set forth in SEC Rule 10A-3. We do not have three independent directors on the Audit Committee to meet the requirements set forth in SEC Rule 10A-3 for listed companies. In addition, the Company currently lacks an “audit committee financial expert.” Although the Company does not have include any members who meet the technical definition of "audit committee financial expert", and is not required to have an "audit committee financial expert" because the Company's common stock is not listed on a national securities exchange, the Board has determined that the members of the audit committee are sufficiently financially sophisticated to perform their roles and responsibilities as an audit committee member. The members of the Audit Committee are Messrs. Adusumalli and Reddy, each of whom is affiliated with our majority shareholders and therefore not "independent".

Code of Business Conduct and Ethics

     We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our shareholders. Our Board of Directors has adopted a Code of Business Conduct and Ethics. You can access our Code of Business Conduct and Ethics on our website located at www.intelligroup.com or by writing to our Secretary at our offices at 5 Independence Way, Suite 220, Princeton, NJ 08540. Any substantive amendment to, or waiver from, any provision of the code of ethics with respect to any senior executive or financial officer will be posted on this website or in a current report on Form 8-K.

Item 11. Executive Compensation.

     The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2009 and December 31, 2008 which was awarded to, earned by or paid to each person who served as our principal executive officer at any time during 2009 and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2009 (collectively, the “Named Executive Officers”).

									Changes
									in
									Pension
									Value
								Non-	and
								Equity	Nonqualified
								Incentive	Deferred
						Stock	Option	Plan	Compensation		All Other
Name and		Salary		Bonus		Awards	Awards	Compensation	Earnings		Compensation		Total
Principal Position	Year	($)		($)		($)	($)	($)	($)		($)		($)
Vikram Gulati	2009	$225,000		$251,100	(1)						$1,482	(3)	$477,582
President and Chief	2008	$225,000		$284,870	(2)						$4,500	(3)	$514,370
Executive Officer
Alok Bajpai	2009	$114,649	(4)	$35,523	(5)				$510	(4)(6)	$26,408	(4)(7)	$177,090
Chief Financial	2008	$122,871	(8)	$96,971	(9)				$3,703	(6)(8)	$24,031	(7)(8)	$247,576
Officer
Pankit Desai	2009	$200,000		$85,732	(10)						$3,791	(3)	$289,523

____________________

(1)	Consists of an annual bonus of $246,200 paid to Mr. Gulati and a bonus of $4,900 award to Mr. Gulati in accordance with the Profit-Sharing Bonus Plan for 2009. See the discussion under the heading "Profit-Sharing Bonus Plan" for additional detail regarding the Profit- Sharing Bonus Plan.

(2)	Consists of an annual bonus of $236,700 paid to Mr. Gulati and a bonus of $48,170 awarded to Mr. Gulati in accordance with the principles of the Company's Profit-Sharing Bonus Plan. See the discussion under the heading "Profit-Sharing Bonus Plan" for additional detail regarding the Profit-Sharing Bonus Plan.

(3)	Represents matching contributions to the Company’s defined contribution plan in accordance with our standard employment policies.

(4)	Based upon the exchange rate of 46.53 Indian Rupees to $1 as of December 31, 2009. Such amounts were actually paid in Indian Rupees.

(5)	Consists of an annual bonus of $30,661 paid to Mr. Bajpai and a bonus of $4,900 awarded to Mr. Bajpai in accordance with Profit-Sharing Bonus Plan for fiscal 2009. See the discussion under the heading "Profit-Sharing Bonus Plan" for additional detail regarding the Profit-Sharing Bonus Plan. The annual bonus amount is based upon an exchange rate of 46.53 Indian Rupees to $1 and was actually paid in Indian Rupees.

(6)	Represents the increase in value during 2009 of the post-employment benefit payable under the India Gratuity Plan. Payment of such post-employment-benefits under the India Gratuity Plan is contingent upon completion of five years of continuous service.

(7)	Represents Indian Provident Fund matching contributions and Car EMI payments, which represent the aggregate value of monthly payments made by the Company for a car which is leased by the Company for the applicable employee's benefit and use, paid in accordance with our standard employment practices.

(8)	Based upon the exchange rate of 48.71 Indian Rupees to $1 as of December 31, 2008. Such amounts were actually paid in Indian Rupees.

(9)	Consists of an annual bonus of $46,064 paid to Mr. Bajpai and a bonus of $49,381 awarded to Mr. Bajpai in accordance with the principles of the Company's Profit-Sharing Bonus Plan. See the discussion under the heading "Profit-Sharing Bonus Plan" for additional detail regarding the Profit-Sharing Bonus Plan. The annual bonus amount is based upon an exchange rate of 48.71 Indian Rupees to $1 and was actually paid in Indian Rupees.

(10)	Consists of an annual bonus of $80,832 paid to Mr. Desai and a bonus of $4,900 award to Mr. Desai in accordance with the Profit-Sharing Bonus Plan for 2009. See the discussion under the heading "Profit-Sharing Bonus Plan" for additional detail regarding the Profit- Sharing Bonus Plan.

Employment Agreements

     Vikram Gulati

     We entered into a five year employment agreement, as amended, with Vikram Gulati, our Chief Executive Officer and President, effective June 30, 2005. The agreement, as amended, provides for, among other things: (i) an annual base salary of $225,000; (ii) a potential annual bonus in the amount of $275,000, subject to Mr. Gulati meeting certain objectives to be agreed upon with us; (iii) a grant of 500,000 stock options exercisable at $1.45 per share and a subsequent grant in 2006 of 400,000 options at $1.60; (vi) reimbursement of all reasonable relocation expenses incurred by Mr. Gulati; and (v) twenty-four months of severance pay (which shall consist of base salary plus the incentive compensation as set forth in Section 4.2 of the Agreement) commencing upon termination of the Agreement for reasons other than cause (as defined in the Agreement). In addition the agreement provides that upon the effectiveness of a Change in Control (as above): (a) option vesting shall be accelerated by twelve (12) months for all the remaining options, to the extent not vested and exercisable, and (b) in the event Venture Tech should own less than ten (10%) of our outstanding shares or we terminate Mr. Gulati’s employment or changes Mr. Gulati’s role (as defined in the Agreement) all remaining options, to the extent not vested and exercisable, shall become fully vested and exercisable.

     Alok Bajpai

     We entered into a four year employment agreement, as amended, with Alok Bajpai effective September 7, 2006. The agreement, as amended, provides for: (i) annual base salary of 66,66,667 Indian rupees (equivalent to approximately $143,277 based on the exchange rate as of December 31, 2009)); (ii) a potential annual bonus in the amount of fifty percent of Mr. Bajpai’s annual base salary, subject to Mr. Bajpai meeting certain objectives to be agreed upon with us; (iii) stock options exercisable for 200,000 shares of our common stock to be issued on the effective date of the agreement with a strike price equal to Fair Market Value (as defined in the 2004 Plan) which vest in equal quarterly installments over four years; (iv) six (6) months notice period or six (6) month’s salary in lieu of notice in the event we terminate the agreement for reasons other than cause and (v) three (3) months notice period in the event Mr. Bajpai terminates the agreement. The Agreement also provides that upon the effectiveness of a Change in Control (as defined above) the vesting for all of the remaining options shall be accelerated by twelve (12) months as of the effective date of the Change of Control, and that all of the remaining option shares, to the extent not vested and exercisable, shall become fully vested and exercisable in the event that we terminate Mr. Bajpai’s employment.

     Pankit Desai

     The employment agreement provides for: (i) annual base salary, which was initially set at $170,000, and is currently, $200,000; (ii) a potential annual bonus in the amount of fifty percent of Mr. Desai's annual base salary, subject to Mr. Desai meeting certain objectives to be agreed upon with us; (iii) an initial stock option grant exercisable for 50,000 shares of our common stock issued on Mr. Desai's start date with a strike price equal to Fair Market Value (as defined in the 2004 Plan) which vest in equal quarterly installments over four years; (iv) three months of salary and reimbursement of COBRA premiums in the event we terminate Mr. Desai's employment for reasons other than cause; and (v) reimbursement of relocation costs up to $60,000.

     Other Employment Agreements

     In addition to the foregoing, we generally enter into indemnification agreements with each of our executive officers and directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of the Company.

     Substantially all of our employees have agreed, pursuant to written agreement, not to compete with us, not to disclose our confidential information and not to solicit our employees.

Profit-Sharing Bonus Plan

     We adopted a Profit-Sharing Bonus Plan for fiscal 2009 (the “2009 Plan”) in which certain members of the senior management team, including our Named Executive Officers, may be eligible to participate. The 2009 Plan was approved pursuant to resolutions duly adopted by the compensation committee (the “Committee”) of our Board of Directors (the “Board”) and the plan participants are subject to further approval by the Committee. The 2009 Plan provides for, among other things, (i) the incentive-based cash awards shall be determined based upon the EBITDA achieved during the applicable fiscal year relative to the EBITDA achieved during the immediately preceding fiscal year and relative to the target EBIDTA for the applicable fiscal year (for purposes of the 2009 Plan when calculating EBITDA the Company shall exclude stock option expense from such calculation) , (ii) ten percent (10%) of any incremental increase in EBITDA from 2008 to 2009 and thirty percent (30%) of any incremental EBITDA achieved over the target EBITDA for fiscal 2009 shall be allocated for the payment of incentive-based cash awards to be paid pursuant to the Plan and (iii) the bonuses awarded pursuant to the 2009 Plan shall be payable in two equal annual installments commencing after close of fiscal 2009, subject to continued employment of the plan participants at the time of payment. On February 28, 2010, the Committee decided to pay the bonuses awarded pursuant to the 2009 Plan in one lump sum payment of $4,900 due to the small dollar value of the awards.

     We also approved cash awards for our senior management team, including our Named Executive Officers with respect to fiscal 2008. Such cash awards approved were determined in accordance with the principles of the 2009 Plan, except that such cash awards were reduced to fifty percent of the amount calculated pursuant to the 2009 Plan. Pursuant to such Committee approval, members of our senior management team, including each of its Named Executive Officers, received cash awards payable in two equal installments as follows: $24,085 payable following fiscal 2008 and $24,085 payable at the end of 2009, subject to their continued employment.

Outstanding Equity Awards at Fiscal Year-End

     The table below sets forth the outstanding stock options for each Named Executive Officer as of December 31, 2009.

Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Vikram	500,000 (1)	—	—	$1.45	6/30/2015
Gulati	400,000 (2)	—	—	$1.60	1/10/2016

Alok	162,500 (3)	37,500 (3)	—	$1.40	9/7/2016
Bajpai

Pankit	50,000 (4)	—	—	$1.52	12/12/2015
Desai	10,156 (5)	2,344		$1.60	08/08/2016
____________________

(1)	One-sixteenth of such options vested immediately on date of grant, June 30, 2005 and the remaining options vested in fifteen equal quarterly installments commencing on September 30, 2005.

(2)	75,000 of such options vested immediately upon date of grant, January 10, 2006. The remaining 325,000 vested in thirteen equal quarterly installments through April 1, 2009.

(3)	Such option vests in sixteen equal quarterly installments commencing on December 7, 2006.

(4)	Such option vested in sixteen equal quarterly installments commencing on March 12, 2006.

(5)	Such option vests in sixteen equal quarterly installments commencing on November 8, 2006.

Director Compensation

     The following table sets forth certain information regarding the compensation earned by our non-employee directors for service as a director during 2009.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Ravi	$20,000	—	—	—	—	—	$20,000
Adusumalli

Ajit Isaac(1)	$2,219	—	—	—	—	—	$2,219

Babar	$2,219	—	—	—	—	—	$2,219
Khan(2)

Srinivasa	$20,000	—	—	—	—	—	$20,000
Raju

Sandeep	$20,000	—	—	—	—	—	$20,000
Reddy
____________________

(1)	Mr. Isaac’s term as a member of the Board of Directors expired at the 2009 annual meeting of shareholders on June 11, 2009.

(2)	Mr. Khan resigned from the Company’s the Board of Directors effective September 30, 2009 in connection with his decision to leave SB Asia Infrastructure Fund to pursue other opportunities.

     Our policy for compensating non-employee directors provides for the following payments: (i) for Committee Chairpersons and Chairman of the Board $20,000 annual fee to be paid in arrears after our Annual Shareholders’ Meeting (such annual fee shall be pro-rated for Chairpersons who serve less than one year) and (ii) for directors not covered in subsection (i) $5,000 annual fee to be paid in arrears after our Annual Shareholders’ Meeting (such annual fee shall be pro-rated for directors who serve less than one year). We reimburse Directors for reasonable travel expenses incurred when traveling on Company business. Members of the Board of Directors, including non-employee Directors, also are eligible to receive option grants pursuant to the 2004 Equity Incentive Award Plan (the “2004 Plan”). We did not issue any option grants to any of our non-employee directors during 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information as of April 21, 2010 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) the current executive officers; (iv) all of the executive officers and directors as a group; and (v) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock.

     For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after April 21, 2010 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

     The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 41,249,688 shares of common stock outstanding as of April 21, 2010 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

     Unless otherwise indicated, the address for the individuals below is that of the Company address.

Name and Address of		Amount and Nature of		Percent
Beneficial Owner		Beneficial Ownership (1)		of Class (2)
(i)	Certain Beneficial
	Owners (others than those
	set forth below under
	Section (ii)):
	SB Asia Infrastructure
	Fund LP(3)	25,947,122	(4)	63%
	Venture Tech Assets
	Ltd.(5)	25,947,122	(6)	63%
(ii)	Directors and Executive Officers:
	Vikram Gulati	900,000	(7)	2%
	Ravi Adusumalli	—		*
	Sandeep Reddy	10,849,084	(8)	26%
	Srinivasa Raju	—	(9)	*
	Alok Bajpai	187,500	(10)	*
	Kalyan Sundaram Mahalingam	75,000	(11)	*
	Pankit Desai	76,218	(12)
(iii)	All Directors and
	executive officers as a
	group (7 persons)	12,087,802	(13)	28%

____________________

*	Less than one percent.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2)	Applicable percentage of ownership is based on 41,249,688 shares of Common Stock outstanding on April 21, 2010, plus any presently exercisable stock options held by each such holder, and options which will become exercisable within sixty (60) days after April 21, 2010.

(3)	The address for SB Asia Infrastructure Fund L.P. (“SAIF”) is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Partners LP is the sole general partner of SAIF. The address for SB Asia Pacific Partners LP is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB Asia Pacific Investments Limited is the sole general partner of SB Asia Pacific Partners LP. The address for SB Asia Pacific Investment Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. Asia Infrastructure Investments Limited is the sole shareholder of SB Asia Pacific Investment Limited. The address for Asia Infrastructure Investments Limited is Ugland House, P.O. Box 309, George Town, Grand Cayman, Cayman Islands. SB First Singapore Pte. Ltd. is the voting shareholder of Asia Infrastructure Investments Limited that exercises control with respect to Asia Infrastructure Investments Limited’s interest in SB Asia Pacific Investments Limited. The address for SB First Singapore Pte. Ltd. is 8 Cross Street, #11-000 PwC Building, Singapore, 048424. SOFTBANK Corp. is the sole shareholder of SB First Singapore Pte. Ltd. The address for SOFTBANK Corp. is 24-1, Nihonbashi-Hakozakicho, Chuo-ku, Tokyo 103-8501.

(4)	Represents 15,098,038 shares of Common Stock held by SAIF and an aggregate of 10,849,084 shares of Common Stock held by Venture Tech Assets Ltd. (“Venture Tech”). SB Asia Infrastructure Fund, L.P. (“SAIF”) is a party to (i) a Common Stock Purchase Agreement, dated as of September 29, 2004, as amended March 21, 2005 (the “2004 Purchase Agreement”), by and among Intelligroup, Inc. (the “Company”), SAIF and Venture Tech and (ii) a Common Stock Purchase Agreement, dated as of March 30, 2006, by and among the Company, SAIF and Venture Tech (the “2006 Purchase Agreement,” and together with the 2004 Purchase Agreement, the “Purchase Agreements”). Pursuant to the Purchase Agreements, Venture Tech acquired an aggregate of 9,215,687 shares of Common Stock. In addition, Venture Tech has disclosed that in June 2005 it acquired an aggregate of 1,633,397 shares of Common Stock in an open market purchase. The Purchase Agreements provide for, under certain conditions, the designation by SAIF and Venture Tech of up to five members of the board of directors of the Company. By virtue of the Purchase Agreements, SAIF may be deemed a group with Venture Tech within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the 10,849,084 shares of Common Stock beneficially owned by Venture Tech. SAIF disclaims such beneficial ownership. SAIF has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the sole general partner of SAIF, SB Asia Pacific Partners LP has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as sole general partner of SB Asia Pacific Partners LP, SB Asia Pacific Investment Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the sole shareholder of SB Asia Pacific Investment Limited, Asia Infrastructure Investments Limited has the sole power to vote or direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock. Because of its position as the voting shareholder of Asia Infrastructure Investments Limited (which exercise control with respect to Asia Infrastructure Investment Limited’s interest in SB Asia Pacific Investments Limited), the sole shareholder of SB Asia Investments Limited, the sole general partner of SB Asia Pacific Partners, LP, and the sole general partner of SAIF, SB First Singapore Pte. Ltd. has the sole power to vote or to direct the vote and to dispose or to direct the disposition of 15,098,038 shares of Common Stock.

(5)	The address for Venture Tech is 4 Whitcome Mews, Richmond TWP 4BT, United Kingdom.

(6)	Represents 10,849,084 shares of Common Stock held by Venture Tech and 15,098,038 shares of Common Stock held by SB Asia Infrastructure Fund, L.P. (“SAIF”). Venture Tech is a party to (i) a Common Stock Purchase Agreement, dated as of September 29, 2004, as amended March 21, 2005 (the “2004 Purchase Agreement”), by and among Intelligroup, Inc. (the “Company”), SAIF, and Venture Tech and (ii) a Common Stock Purchase Agreement, dated as of March 30, 2006, by and among the Company, SAIF and Venture Tech (the “2006 Purchase Agreement,” and together with the 2004 Purchase Agreement, the “Purchase Agreements”). The Purchase Agreements provide for, under certain conditions, the designation by SAIF and Venture Tech of up to five members of the board of directors of the Company. By virtue of the Purchase Agreements, Venture Tech may be deemed a group with SAIF within the meaning of Section 13(d)(3) of the Act, and as a result, to have beneficial ownership of the 15,098,038 shares of Common Stock beneficially owned by SAIF. Venture Tech disclaims such beneficial ownership.

(7)	Represents 900,000 shares of Common Stock underlying Presently Exercisable Options.

(8)	Represents 10,849,084 shares of Common Stock held by Venture Tech. Due to Mr. Reddy’s position as shareholder and sole director of Venture Tech, Mr. Reddy may be deemed to have indirect beneficial ownership of the shares of Common Stock beneficially owned by Venture Tech.

(9)	Previously the Company had reported that Mr. Raju may be deemed an indirect beneficial owner of the 10,849,084 shares of Common Stock held by Venture Tech because Mr. Raju’s minor child was a shareholder of Venture Tech. However, such child is no longer a minor and does not live with Mr. Raju. Therefore, Mr. Raju is no longer deemed a beneficial owner of such shares.

(10)	Represents 187,500 shares of Common Stock underlying Presently Exercisable Options. Excludes 12,500 shares of Common Stock underlying options that are not exercisable within sixty days of April 21, 2010.

(11)	Represents 75,000 shares of Common Stock underlying Presently Exercisable Options. Excludes 25,000 shares of Common Stock underlying options that are not exercisable within sixty days of April 21, 2010.

(12)	Represents 14,500 shares owned directly by Mr. Desai and 61,718 shares of Common Stock underlying Presently Exercisable Options. Excludes 782 shares of Common Stock underlying options that are not exercisable within sixty days of April 21, 2010.

(13)	See footnotes 7 – 12 above.

Equity Compensation Plans

     The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2009.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options	outstanding options	equity compensation plans
Equity compensation plans	2,731,869	$1.91	1,878,179
approved by security holders
Equity compensation plans not
approved by security holders	0	—	65,000
Total	2,731,869	$1.91	$1,943,179

Equity Compensation Plans Approved by Security Holders

     The 2004 Plan was approved by the Company’s Board of Directors on April 5, 2004 and adopted by the Company’s shareholders on June 8, 2004. The maximum number of shares of Common Stock reserved for issuance under the 2004 Plan, as amended, shall be equal to 1,600,000, plus the number of shares of Common Stock which are or become available for issuance under the Company’s 1996 Stock Plan (the “1996 Plan”), and which are not issued under such plan. Those eligible to receive stock option grants or stock purchase rights under the 2004 Plan include employees, non-employee Directors and consultants. The Compensation Committee administers the 2004 Plan. Subject to the provisions of the 2004 Plan, the administrator of the 2004 Plan has the discretion to determine the optionees and/or grantees, the type of equity awards to be granted (incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards), the vesting provisions, the terms of the grants and such other related provisions as are consistent with the 2004 Plan. The exercise price of a stock option may not be less than the fair market value per share of the Common Stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. Notwithstanding the foregoing, the Compensation Committee is authorized to issue options to purchase up to 500,000 shares of Common Stock with an option exercise price of less than 100% of the fair market value of the Common Stock on the date of grant. The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee’s death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of capital stock may be no longer than five years. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. The Compensation Committee may provide that if a Change in Control (as defined in the 2004 Plan) of the Company occurs and any awards made pursuant to the 2004 Plan are not converted, assumed or replaced by a successor, then all outstanding awards that are not converted, assumed or replaced will become fully vested and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

     Effective December 10, 2009, IGA entered into an agreement to lease additional premises for certain of the Company’s India operations iLabs. The terms of the lease provide for, among other things: (1) a minimum lease period of 3 years with an option for two three-year renewal periods; (2) monthly rent in the amount of 499,800 Indian rupees (approximately $10,704), subject to fifteen percent (15%) escalation upon each renewal period; (2) payment of a security deposit equivalent to four (4) months’ rent in the amount of 1,999,200 Indian rupees (approximately $42,814), subject to fifteen percent (15%) escalation; and (3) monthly operations and maintenance fees of 96,285 Indian rupees (approximately $2,062).

     Under such lease, IGA is subject to a lock-in period for the initial term of the lease, except for a termination in connection with iLABs’ breach, an eminent domain event or a force majeure event. If IGA terminates the lease during the lock-in period, IGA shall be responsible for any rent payments for the remaining term of the lease during the lock-in period. The total amount of rent due during the lock-in period is 17,992,800 (approximately $385,326).

     Our Board of Directors has adopted a policy requiring that any transactions between us and our officers, directors, principal shareholders and their affiliates be on terms no less favorable to us than could be obtained from unrelated third parties. In addition, New Jersey law requires that any such transactions be approved by a majority of the disinterested members of our Board of Directors.

Director Independence

     Our common stock is not listed on a national securities exchange and therefore we are not subject to any corporate governance requirements regarding independence of board or committee members. However, we have chosen the definition of independence contained in the NASDAQ rules as benchmark to evaluate the independence of our directors. Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that none of our directors qualify as an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

     Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with international statutory audits and regulatory filings or engagements.

     Ernst & Young, India ("Ernst & Young"), which was appointed as our independent registered accounting firm commencing with the second quarter review billed us an aggregate of $344,431 in audit fees for the year ended December 31, 2009.

     Ernst & Young LLP (“E&Y US”) billed us an aggregate of $40,322 in audit fees for the year ended December 31, 2009 for professional services rendered in connection with the first quarter review. E&Y US billed us an aggregate of $573,365 in audit fees for the years ended December 31, 2009 and 2008, respectively.

Audit Related Fees

     Ernst & Young billed us an aggregate of $24,250 in audit-related fees for the year ended December 31, 2009, which principally included professional services related to correspondence between the Company and the SEC.

     E&Y US billed us an aggregate of $22,000 in audit-related fees for the year ended December 31, 2008, which principally included the audit of our employee benefit plan for the year ended December 31, 2007.

Tax Fees

     Ernst & Young billed us an aggregate of $45,000 for tax fees for the year ended December 31, 2009, which included tax compliance, tax advice and tax planning services.

     E&Y US billed us an aggregate of $49,644 for tax fees for the year ended December 31, 2008, which included tax compliance, tax advice and tax planning services.

All Other Fees

     No other fees were billed for the years ended December 31, 2009 and 2008.

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

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.1	†*	Letter Agreement dated November 2, 2005 between Pankit Desai and the Company.

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
____________________

*	A management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2010.

INTELLIGROUP, INC.

By: /s/	Vikram Gulati
Vikram Gulati
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	VIKRAM GULATI	Chief Executive Officer	April 30, 2010
	Vikram Gulati	and Director

/s/	ALOK BAJPAI	Chief Financial Officer	April 30, 2010
	Alok Bajpai	and Principal Accounting Officer

/s/	RAVI ADUSUMALLI	Director	April 30, 2010
Ravi Adusumalli

		Director	April 30, 2010
Srinivasa Raju

/s/	SANDEEP REDDY	Director	April 30, 2010
Sandeep Reddy