Form 10-Q
period 2010-03-31
INTELLIGROUP INC
filed 2010-05-17
CIK 1016439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2010:
Class	Number of Shares
Common Stock, $.01 par value	41,249,688

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and listed under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and elsewhere in this quarterly report on Form 10-Q.

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 and DECEMBER 31, 2009
(In thousands except par value)

	March 31	December 31
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$23,232	$20,783
Short-term investments	2,818	2,441
Accounts receivable, less allowance for doubtful accounts of $2,105 and $2,176
at March 31, 2010 and December 31, 2009, respectively	20,663	23,677
Unbilled services, less allowance for doubtful accounts of $105 and $136 at
March 31, 2010 and December 31, 2009, respectively	9,085	6,433
Deferred tax assets	783	644
Prepaid expenses and prepaid taxes	1,125	1,092
Other current assets	805	741
Total current assets	58,511	55,811
Property and equipment, net	2,825	3,085
Goodwill	1,518	1,616
Intangible assets, net	192	272
Restricted cash and investments	522	1,202
Prepaid taxes - Non-adjustable, less allowance for doubtful accounts of $108 and
$104 at March 31, 2010 and December 31, 2009, respectively	1,416	1,130
Deferred tax assets	535	856
Other assets	4,242	3,431
Total Assets	$69,761	$67,403

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,878	$1,418
Liability on derivative instruments	17	389
Accrued payroll and related taxes	10,098	10,899
Accrued expenses	3,091	3,493
Other current liabilities	2,104	1,425
Unearned revenue	1,155	1,353
Income tax payable	186	261
Capital lease and deferred payments	341	481
Total current liabilities	18,870	19,719
Obligations under capital lease, net of current portion	176	214
Unearned revenue, net of current portion	267	322
Other long-term liabilities	849	844
Total Liabilities	20,162	21,099

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 65,000 shares authorized
at March 31, 2010 and December 31, 2009; 41,250 and 41,137 shares issued
and outstanding at March 31, 2010 and December 31, 2009, respectively	413	411
Additional paid-in capital	71,337	71,090
Accumulated deficit	(21,287)	(23,300)
Accumulated other comprehensive loss	(864)	(1,897)
Total shareholders’ equity	49,599	46,304

Total liabilities and shareholders’ equity	$69,761	$67,403

See accompanying notes

INTELLIGROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	THREE MONTHS PERIOD ENDED
	MARCH 31,
	2010	2009
Revenue	$33,544	$30,869
Cost of revenue (exclusive of depreciation and amortization)	22,886	21,248
Gross profit	10,658	9,621

Selling, general and administrative expenses	7,032	7,257
Depreciation and amortization	552	554
Total operating expenses	7,584	7,811

Operating income	3,074	1,810

Interest income	54	32
Interest expense	(20)	(20)
Foreign currency transaction gain (loss), net	(782)	(615)
Other income (expense), net	176	99

Income before income taxes	2,502	1,307
Provision for income taxes	489	530
Net income	$2,013	$777

Basic net income per share	$0.05	$0.02
Diluted net income per share	$0.05	$0.02

Weighted average no. of common shares
outstanding - Basic	41,167	41,719
- Diluted	42,459	41,740

Comprehensive income
Net income	$2,013	$777
Other comprehensive income (loss)
Currency translation adjustments	1,033	(979)

Comprehensive income	$3,046	$(202)

See accompanying notes.

INTELLIGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTH ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(USD in thousands)

	THREE MONTHS PERIOD
	ENDED MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,013	$777
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	683	671
Provision for doubtful accounts and advances	(54)	(81)
Stock compensation expense	31	199
Profit on sale of investment	(48)	-
Unrealized gain on investments	(72)	-
Profit on sale of fixed assets	(36)	-
Unrealized exchange loss	619	430
Deferred taxes	228	(140)
Changes in operating assets and liabilities:
Accounts receivable	2,930	565
Unbilled services	(2,746)	5,109
Prepaid taxes	(14)	(120)
Prepaid expenses and other current assets	(87)	262
Other assets	(241)	66
Restricted cash and investments	35	710
Derivative liability	(218)	(674)
Accounts payable	449	272
Accrued payroll and related taxes	(808)	(1,828)
Accrued expenses and other current liabilities	264	(847)
Deferred revenue, Current portion	(156)	785
Deferred revenue, net of current portion	(34)	-
Income taxes payable	(226)	131
Other long-term liabilities	-	(141)
Net cash provided by operating activities	$2,512	$6,146

Cash flows from investing activities:
Purchase of property and equipment	$(507)	$(130)
Proceeds from sale of equipment	37	-
Purchases of investments	(6,707)	(741)
Proceeds from sale of investments	6,755	-
Net cash used in investing activities	$(422)	$(871)

Cash flows from financing activities:
Principal payments under capital leases	$(35)	$(232)
Stock repurchase	-	(881)
Proceeds from exercise of stock options	217	-
Net cash provided/(used) in financing activities	$182	$(1,113)

Effect of foreign currency exchange rate changes on cash	$177	$(173)

Net increase in cash and cash equivalents	2,449	3,989
Cash and cash equivalents - beginning of year	$20,783	$10,161
Cash and cash equivalents - end of the period	$23,232	$14,150

See accompanying notes

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 1- BASIS OF PRESENTATION

     The condensed consolidated financial statements and accompanying financial information as of March 31, 2010 and for the three month period ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s consolidated financial statements included in our annual report filed on Form 10-K for the year ended December 31, 2009.

     The amounts for the December 31, 2009 balance sheet have been extracted from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

     The results of the Company’s operations for the three months period ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2010.

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

     The Company did not have any cash equivalents as of March 31, 2010 and December 31, 2009.

Revenue Recognition and Allowance for Doubtful Accounts

     The Company generates revenue from professional services rendered to customers. Revenue is recognized under the Company’s contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. The majority of our revenue is generated under time-and-material contracts whereby costs and revenue are recognized as services are performed, with the corresponding cost of providing those services reflected as cost of revenue. The majority of customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company also derives a portion of revenue from fixed-price, fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Certain fixed price contracts are for implementation services, including design and modification, for which specifications are provided by the customer. The scope of the work is usually defined in terms of overall deliverables and the revenue for such work is ultimately earned by achieving the deliverables. We consider the performance of service towards the planned deliverable as partial execution of the deliverable and hence the revenue generated from such fixed-price contracts is recognized using the percentage of completion (POC) method. The POC method recognizes the legal and economic results of contract performance on a timely basis. This method of accounting relies on estimates of total expected contract revenues and costs. Where the contracts involve only implementation services, the Company recognizes revenue based on a proportional performance method. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered.

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

     The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Unbilled services as of March 31, 2010 and December 31, 2009 represent services provided through the three months period ended March 31, 2010 and the year ended December 31, 2009, respectively, which is billed subsequent to the balance sheet date. All such amounts are anticipated to be collected in the following year.

     Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with ASC No. 605-45 (previously EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

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

Earnings per Common Share

     Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options. Potential common stock is not included in the computation of diluted earnings per share when the exercise price of the outstanding options exceeds the current market value or the Company reports a loss because to do so would be anti-dilutive for the periods presented.

     For the three month periods ended March 31, 2010 and 2009, respectively, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 1,291,759 and 21,206 respectively.

     For the three month periods ended March 31, 2010 and 2009, respectively, options to purchase, 143,825 and 2,902,817 shares of common stock were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive.

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

     The Company records tax expense/benefit based upon the taxable income/loss recorded in each tax jurisdiction. The Company recorded an income tax expense of $0.5 million and $0.5 million on a pretax income of $2.5 million and $1.3 million for the three month periods ended March 31, 2010 and 2009, respectively.

     The effective tax rate has decreased to 19.5% during the three months period ended March 31, 2010 from 40.6% during the three months period ended March 31, 2009. Changes in the effective rate of taxes are due to the changes in the geographic distribution of our income and changes in non taxable income. The difference between the income tax rates for the 2010 and 2009 periods and the statutory rate is primarily due to the utilization of carried forward net operating losses in the U.S. locations on which a full valuation allowance has been recorded and earnings taxed in countries that have rates lower than the United States.

     The Company’s India subsidiary received tax assessments for the fiscal years ended March 31, 1998 through 2003 and fiscal year ended March 31, 2005 through 2008, challenging the tax exemptions of certain revenue earned and disallowing certain expenses. The Company has deposited additional tax of INR 49.1 million (or approximately $1.1 million) under protest, net of allowance of $0.1 million, as at March 31, 2010 consequent to the above tax assessments.

     During the year ended December 31, 2009, the Company deposited an amount of INR 2.8 million (or approximately $0.1 million) under protest against the order passed by the tax authorities challenging certain tax exemptions the Company was previously permitted to take for the fiscal year ended March 31, 2001. Further, for the tax year ended March 31, 2005, an amount of INR 20.4 million (or approximately $0.4 million) had also been deposited by the Company under protest, during the 2009, against an assessment order passed by the tax authorities, challenging the transfer pricing methodology followed by the Company and non submission of evidence in support of foreign inward remittance. The Company also received an order from the tax authorities demanding an additional payment of INR 8 million (or approximately $0.2 million) for open assessments pertaining to fiscal years ending March 31, 2001 and 2005. The Company has not recorded a reserve on the additional tax paid under protest as it believes its tax position will most likely be sustained based on independent merits.

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
March 31, 2010 and 2009

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

     During the three months period ended March 31, 2010 and 2009, total no. of options granted were 30,000 and 0 respectively. The Company recognizes compensation expense for all share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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
     Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The Company issued 112,600 shares upon exercise of options during the three months period ended March 31, 2010. There were no shares issued on exercise of options during the three month period ended March 31, 2009.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provide clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”, (amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures) (“ASU 2010-06”). ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The ASU 2010-06 requires entities to provide fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures pertaining to Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. This ASU 2010-06 is effective for the Company with its interim period beginning January 1, 2010. The Company adopted the disclosure requirements of the standard effective January 1, 2010 to the extent applicable. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 3- LINE OF CREDIT

     On May 22, 2008, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of March 31, 2010, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the Credit Agreement as of March 31, 2010.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of March 31, 2010.

     The Company is prohibited from paying dividends under the terms of the Credit Agreement.

NOTE 4- RELATED PARTY TRANSACTIONS

     Effective August 1, 2005, Intelligroup Asia Pvt. Ltd. (“IGA”) entered into an agreement to lease certain premises for certain of the Company’s India operations from ILabs Hyderabad Technology Center Pvt. Ltd. (“ILabs”), a party with which two members of the Company’s Board of Directors are affiliated. The terms of the lease agreement provide for, among other things: (1) a minimum lease period of five years with an option for two three-year renewal periods; (2) payment of a security deposit equivalent to nine (9) months’ rent in the amount of 16.3 million Indian rupees (approximately $0.4 million); (3) payment of monthly lease fees in the amount of 1.7 million Indian rupees (approximately $0.04 million), subject to yearly five percent (5%) escalation; and (4) monthly operations and maintenance fees of 0.5 million Indian rupees (approximately $0.01 million). During the three month period ended March 31, 2010 and 2009, the Company recorded rent expense towards the said lease of 8.4 million rupees (approximately $0.2 million) and 7.7 million rupees (approximately $0.17 million) respectively. There are no advance lease rentals as of March 31, 2010.

     Effective December 10, 2009, IGA entered into an agreement to lease certain additional premises for certain of the Company’s India operations from ILabs. The lease of demised premises commencing from January 1, 2010 and terms of the lease agreement provide for, among other things: (1) a minimum lease period of 3 years with an option for two three-year renewal periods with both the lessee and the lessor; (2) payment of a security deposit equivalent to four (4) months’ rent in the amount of 2 million Indian rupees (approximately $0.05 million); (3) payment of monthly lease fees in the amount of 0.5 million Indian rupees (approximately $0.01 million), subject to fifteen percent (15%) escalation once in every three years; (4) monthly operations and maintenance fees of 0.1 million Indian rupees (approximately $0.002 million). Rent expense for the three month period ended March 31, 2010 towards the said lease was 1.9 million rupees (approximately $0.04 million). There are no advance lease rentals as of March 31, 2010.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 6- SHAREHOLDERS’ EQUITY

     Share-Based Compensation Plans

     The Company has four share-based compensation plans that reserve common shares for issuance to key employees, consultants and directors. The compensation cost that has been charged against income for those plans was $0.03 million for the three months period ended March 31, 2010 and $0.2 million for the three months period ended March 31, 2009. The Company did not recognize income tax benefit in the condensed consolidated statement of operations and comprehensive income for the first three months of 2010 or 2009, due to its accumulated net operating losses. The total options forfeited during the three month period ended March 31, 2010 and 2009 were 98,725 and 0 respectively.

Stock Options:

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. There were 30,000 options granted during the three months period ended March 31, 2010. There were no grants issued during the three months period ended March 31, 2009.

	Three Months
	Period Ended March 31,
	2010	2009
Expected Volatility	66.00%	-
Expected Life(years)	6.06 years	-
Risk free Interest Rate	2.73%	-
Expected Dividends	0%	-

     The weighted average grant date fair value of options granted during the three months period ended March 31, 2010 was $2.18.

     As of March 31, 2010, there was $0.4 million of total unrecognized compensation cost related to the stock options. The weighted average period over which the cost expected to be recognized is 1.2 years.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 6- SHAREHOLDERS’ EQUITY (Continued)

     Share Repurchase Program:

     On October 24 2008, our Board of Directors approved a share repurchase program of up to $5,000,000 of the Company's common stock over an 18 month period ending April 24, 2010. The share repurchase program was funded using the Company's working capital and authorized the Company to repurchase shares from time to time through open market or privately negotiated transactions. The program expired on April 24, 2010 and there has been no repurchase of shares after March 31, 2010.

     As of March 31, 2010, a total of 1,197,881 shares have been repurchased at an average price of $1.65 out of which 1,118,581 shares were repurchased at an average price of $1.65 for the year ended December 31, 2009 and a total of 79,300 shares were repurchased at an average purchase price of $1.64 for the year ended December 31, 2008. The Company has not repurchased any of its shares during three month period ended March 31, 2010. All the repurchased shares are retired.

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India. A majority of total revenue generated in India is derived from providing offshore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the US. This segment also covers our operations in the United Arab Emirates (“UAE”) and Saudi Arabia;

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

     Accordingly, the Company’s condensed consolidated operating results for the three month periods ended March 31, 2010 and 2009 are presented in the following geographic segments (in thousands):

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 7- SEGMENT DATA AND GEOGRAPHIC INFORMATION (Continued)

	United
	States	India	Europe	Japan	Elimination	Total
Three months period ended March 31, 2010
Revenue	26,965	1,652	4,077	850	-	33,544
Inter-segment Revenue	2	8,628	-	-	(8,630)	-
Operating Income / (Loss)	1,316	1,737	163	(142)		3,074
Income Tax Expense	(2)	533	(42)	-		489
Net Income / (Loss)	1,314	795	62	(158)		2,013

As of March 31, 2010
Property & Equipment, net	377	1,786	615	47		2,825
Total assets	49,867	36,241	8,445	1,097	(25,889)	69,761

Three months period ended March 31, 2009
Revenue	23,692	1,866	4,220	1,091	-	30,869
Inter-segment Revenue	66	7,214	-	-	(7,280)	-
Operating Income / (Loss)	169	1,177	586	(122)		1,810
Income Tax Expense	1	345	184	-		530
Net Income / (Loss)	175	680	253	(331)		777

As of March 31, 2009
Property & Equipment, net	573	2,772	1,005	54		4,404
Total assets	44,632	32,565	7,602	1,607	(29,280)	57,126

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
March 31, 2010 and 2009

NOTE 8- COMMITMENTS AND CONTINGENCIES (Continued)

     IRC Section 355(e) provides that the Company may be required to recognize a gain equal to the excess of the fair market value of the SeraNova shares distributed over their tax basis if the distribution is part of a plan pursuant to which one or more persons acquire 50% or more of SeraNova common stock within two years of the distribution date. Should the spin-off ultimately be construed as taxable the resultant tax liability could be in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $50 million to $60 million as of March 31, 2010, depending on the facts that ultimately are established. No future benefits would inure to the Company as a result of imposition of a tax on the SeraNova distribution, and no reserve has been recorded for this potential tax. However, should such a tax liability be imposed, the Company may be able to utilize some of its existing net operating losses to mitigate this tax liability.

     During the three month period ended March 31, 2010, the Company’s India subsidiary received an order from service tax department amounting to INR 1,122 million (approximately $24.5 million comprising $11.7 million of service tax, $12.3 million of assessed penalty and $0.5 million of service tax credit disallowances), alleging that the services rendered by the Company during the period from June 2003 to September 2004 and March 2006 to March 2008, were taxable under the Indian Finance Act. The Company believes that the service tax department has erroneously passed this order by demanding tax on export revenues which are exempt from tax under applicable law and disallowing the valid input credits. The Company’s India subsidiary plans to appeal this service tax order. The Company has not booked a reserve for the service tax demand because it believes its tax position will most likely be validated through the appeal process.

   Employment Agreements

     As of March 31, 2010, the Company had employment agreements with certain of its executive officers, which provide for minimum payments in the event of termination for reasons other than just cause. The aggregate amount of compensation commitment in the event of termination under such agreements is approximately $1.6 million.

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

NOTE 9- RESTRICTED CASH AND INVESTMENTS

     The various components of restricted cash and investments consist of the following:

	As at
	Mar 31,	Dec 31,
Restricted against	2010	2009
Lien towards derivative contracts	$389	1,039
Bank guarantees for various statutory and customer related compliances	133	163
	$522	1,202

Please refer to Note 10 – Financial instruments for the fair value measurement reporting of the restricted cash and investments.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 10- FINANCIAL INSTRUMENTS

     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and investments. The fair value measurements of these derivative instruments and investments were determined using the following inputs of March 31, 2010:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term Investments (Note a)	$2,818	$-	$2,818	$-
Bank guarantees & Term Deposits (Note b)	133	-	133	-
Investments (Note c)	2,595	-	2,595	-
Total	$5,546	$-	$5,546	$-

Liabilities:
Derivative Instruments (Note d)	$(17)	$-	$(17)	$-
Total	$(17)	$-	$(17)	$-

a)	Represents term deposits and is reported under the head ‘Short Term Investments’ in the current assets on the consolidated balance sheet as of March 31, 2010. The fair value in the table is the face value of the instruments plus interest accrued up to March 31, 2010.

     The short-term investments and term deposits referred above are considered as trading securities. The carrying value of these investments as of March 31, 2010 approximates the fair value. Unrealized gains of $0.04 million and realized gains of $0.05 million on these investments were recorded for the three months period ended March 31, 2010. Gross proceeds from sale of such investments amounted to approximately $6.8 million for the three months period ended March 31, 2010.

b)	Reported as ‘Restricted cash and investments’ on the consolidated balance sheet as of March 31, 2010. (Please refer Note 9 – Restricted cash and investments.) The fair value is the face value of the instruments plus interest accrued up to March 31, 2010

c)	Represents non convertible debentures with an amount of $0.4 million reported under ‘Restricted cash and Investments’ and $ 2.2 million reported as ‘Other assets’ on the consolidated balance sheet as of March 31, 2010. (Please refer Note 9 – Restricted cash and investments.) The fair value is derived based on market related inputs based on market determined yield of similar instrument of similar residual maturity and option price derived based on market quotes.

d)	Reported under current liabilities on the consolidated balance sheets. The fair value is derived by independent valuation based on analytical valuation methodology based on Black Scholes framework using forward rates and option volatilities.

     There have been no significant transfers in and out of Level 2 classification as given in the Table above.

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

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 10- FINANCIAL INSTRUMENTS (Continued)

     The Company uses derivative instruments consisting of foreign currency exchange option and forward contracts not designated as hedging instruments under ASC 815-10 to economically hedge exposure of foreign currency market risk. Changes in the fair value of these instruments are recognized in the consolidated statement of operations and are included in foreign exchange gain/ (loss). The Company had outstanding foreign exchange contracts totaling $4.25 million as of March 31, 2010 and $8.00 million as of December 31, 2009. The Company did not enter into any new foreign currency forward contracts during the three months period ended March 31, 2010.

     At March 31, 2010, summary information about the foreign exchange options is as follows:

	Option Contracts	Range forward Contracts
Notional Amount	$2 million	$2.25 million
Rates	INR 43.45	INR 46.25 to 48.12
Effective date	5/18/2007	12/09/2009,
Maturity Dates	4/28/2010 to 05/26/10	4/28/2010 to 12/29/10
Fair Value	$ (0.07) million	$ 0.05 million

     The fair values of derivative instruments in the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 are as follows:

		As at
Derivative Instruments not designated as	Balance Sheet Location	Mar 31,	Dec 31,
hedging instrument under ASC 815:		2010	2009
Fair value of foreign exchange contracts	Liability on derivative instruments	$(17)	(389)

Fair Value Total		$(17)	(389)

     The effect of derivative instruments on the condensed consolidated statement of operations for the three month periods ended March 31, 2010 and 2009 is as follows:

Amount of gain/ (loss) recognized.

Derivative Instruments not designated as	Location of gain / (loss) recognized on	Three months period
hedging instrument under ASC 815:	the Income Statement	ended March 31,
		2010	2009
Foreign Exchange Contracts	Foreign currency transaction gain / (loss), net	$209	(973)

Total		$209	(973)

     Please also refer Note 12 below for the various components of foreign currency transaction gain / (loss) as reported on the condensed consolidated statement of operations and comprehensive income for the three month periods ending March 31, 2010 and 2009.

INTELLIGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

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

     Net Gratuity Plan cost includes the following components:

	Three Months
	Period Ended March
	2010	2009
Service Cost	$28	27
Interest Cost	12	9
Actuarial (Gain) / Loss	(2)	(20)
Expected Return on Assets	(5)	(3)
Net Gratuity Cost	$33	13

NOTE 12- FOREIGN CURRENCY TRANSACTION GAIN/(LOSS), NET

     Foreign currency transaction gain / (loss) comprises of two components – i) ASC 830 (previously FAS 52) re-measurement gains or losses on the accounts receivable denominated in other than the functional currency and the mark to market gains or losses of the derivative instruments as follows.

	Three Months
	Period Ended March 31,
	2010	2009
Foreign currency translation/ realization gain /(loss)	$(991)	358
Derivative unrealized gain / (loss)	160	(692)
Derivative realized gain / (loss)	49	(281)
Total foreign currency transaction gain / (loss)	$(782)	(615)

NOTE 13- OTHER COMPREHENSIVE INCOME

     The changes in Other Comprehensive Income are mainly due to the foreign currency translation adjustments of international subsidiaries.

     For the three months period ended March 31, 2010, the Company recorded other comprehensive gain due to translation adjustment of approximately $1.0 million on account of currency fluctuations in Asia and Europe. Other comprehensive loss of approximately $1.0 million was recorded for the three months period ended March 31, 2009.

NOTE 14- SUBSEQUENT EVENTS

     As per ASC 855, the Company is required to disclose significant changes in estimates as on the balance sheet date and to evaluate subsequent events that occurred after the balance sheet date but before the financial statements were issued. The Company has concluded that no events or transactions have occurred which would require adjustments or disclosures in the Company’s financial statements.

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

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:
  the impact of the general economic conditions which has and may continue to impact demand for our services and strength of the global economic recovery;

  the inability to generate new sales and maintain profitability;

  the inability to attract and retain a sufficient number of highly skilled technical employees, particularly senior level technical personnel and project managers;

  changes in the political, regulatory, and economic conditions in India, which is where a substantial portion of our operations are located;

  impact of the economic conditions that are unique to the particular industry to which we provide services;

  effects of competition in the information technology services industry where there is a very high level of competition for employees and customers;

  future legislation impacting the off shore business model and increased anti-off-shoring sentiment in the United States and isdictions could significantly affect the demand for our services and our customer delivery model.

  inability to maintain access to external funding;

  currency fluctuations may negatively impact our financial results;

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

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
  we may be subject to increased tax liabilities, including if the spin-off in 2000 of our former subsidiary, SeraNova, is determined to be taxable. We could be liable in the range of $55 million to $65 million and related penalties (if assessed) and interest could increase the amount by $50 million to $60 million. In July 2000, we completed the tax-free spin-off of SeraNova, our former subsidiary. In March 2001, SeraNova and Silverline Technologies Limited (“Silverline”) consummated the acquisition of SeraNova by Silverline. Had the acquisition of SeraNova by Silverline been contemplated at the time of the spin-off, the spin-off would have been a taxable transaction. Based upon the information available to us, we believe that such acquisition was not contemplated at the time of the spin-off of SeraNova by Intelligroup, and accordingly should not impact the tax-free nature of the spin-off. However, if it were determined that the spin-off was taxable, Intelligroup may have to bear the liability to pay such tax liability, which would be material. Please refer to Note 9 to the financial statements on in our annual report on Form 10-K for the year ended December 31, 2009;

  the Company’s India subsidiary received an order from Service tax department during the three months period ended March 31, 2010, amounting to INR 1,122 million (approximately $24.5 million comprising $11.7 million of service tax, $12.3 million of assessed penalty and $0.5 million of service tax credit disallowances), alleging that the services rendered by the Company during the period from June 2003 to September 2004 and March 2006 to March 2008, were taxable under the Finance Act. The Company believes that the department has erroneously passed this order by demanding tax on export revenues which are exempt from tax under law and disallowing the valid input credits. The Company plans to appeal this service tax order; and

  the factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.
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

Overview

     The Company plans, consults, builds, supports and manages enterprise resource planning (“ERP”) solutions based on SAP, Oracle, PeopleSoft and Microsoft applications and technology platforms and also provide services around business intelligence, ERP Infrastructure Management, E-Business ERP Integration, ERP Testing, business process outsourcing or “BPO” and knowledge process outsourcing or “KPO”.

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

Fixed Price Projects

     The Company has provided services on certain projects in which it, at the request of the clients, offers a fixed price for its services. For the three months period ended March 31, 2010, revenue derived from projects under fixed-time and fixed price service contracts represented approximately 32% and 16%, respectively, of the Company’s total revenue. For the three months period ended March 31, 2009, revenue derived from projects under fixed-time and fixed price service contracts represented approximately 38% and 9%, respectively, of the Company’s total revenue. No single fixed price project was material to the Company’s business during the three months period ended March 31, 2010 and 2009. The Company believes that, as it pursues its strategy of providing application management services to customers, it will continue to offer fixed price projects. The Company believes that there are certain risks related to fixed price arrangements and thus prices such arrangements to reflect the associated risk. There can be no assurance that the Company will be able to complete such projects within the fixed price timeframes. The failure to perform within such fixed price contracts, if entered into, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

     The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the three month periods ended March 31, 2010 and 2009, the Company’s ten largest customers accounted for in the aggregate approximately 39% and 36% of its revenue, respectively. During the three month periods ended March 31, 2010 and 2009, no single customer accounted for 10% or more of revenues. There can be no assurance that such customers will continue to engage the Company in the future at current levels of retention, if at all.

Software Partners

     For the three month periods ended March 31, 2010 and 2009, the Company derived the following percentages of total revenue from projects in which the Company implemented, extended, maintained, managed or supported software developed by SAP and Oracle.

	Percentage of Revenues
	Three Months
	Period Ended March 31,
	2010	2009
SAP	69%	77%
Oracle	17%	14%
e-Business	5%	5%
Others	9%	4%
Total	100%	100%

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Markets

     The Company currently serves the United States market with its headquarters in Princeton, New Jersey, and branch offices in Atlanta, Georgia, Naperville, Illinois and Milpitas, California. The Company also maintains local offices to serve the markets in India, the United Kingdom, Denmark, Japan, Canada and the United Arab Emirates.

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

     For a description of our critical accounting policies and estimates, refer the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Consolidated – Three months period ended March 31, 2010 compared to three months period ended March 31, 2009.

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

	Percentage of Revenue
	Three month period ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of Revenues	68.2	68.8
Gross Profit	31.8	31.2

Selling general and administrative expenses	21.0	23.5
Depreciation and amortization	1.6	1.8
Total operating expenses	22.6	25.3
Operating Income	9.2	5.9

Interest income	0.2	0.1
Interest expense	(0.1)	0.0
Foreign currency transaction gain (loss), net	(2.3)	(2.0)
Other income, net	0.5	0.3
Income before income tax provision	7.5	4.3
Income Tax	1.5	1.7
Net income	6.0%	2.6%

Three months period ended March 31, 2010 compared to three months period ended March 31, 2009.

     Revenue: Revenue has increased by 8.7% for the three months period ended March 31, 2010 as compared to the three months period ended March 31, 2009. The three month period ended March 31, 2009 was significantly impacted by global economic crisis. The improvement in revenue is primarily a result of the increased demand for our IT consulting services as the global economy continues to recover. The increased volume of services sold was partially offset by decreases in our average bill rates. Competitive pressures have resulted in downward pressure on pricing. Our on site rates reduced by 3% from an average rate of $102 during the three months period ended March 31, 2009 to an average rate of $99 during the three months period ended March 31, 2010. Off shore rates are at same level at an average rate of $21 during the three month periods ended March 31, 2010 and 2009.

     Cost of revenue and gross profit: The cost of revenue has increased by 7.7% from $21.2 million for the three months period ended March 31, 2009 to $22.9 million for the three months period ended March 31, 2010. The increase was attributable to increase in sub-contractors cost by 6% due to increase in the headcount of sub-contractors, increase in project related expenses by 0.7% due to increase in volume of services sold and also increase by 3% due to fluctuations in the functional currencies of our international subsidiaries. The above increases in costs were offset by the decrease in payroll costs by 2% due to decrease in the headcount and the related compensation costs. The gross profit has increased by 10.8% from $9.6 million for the three months period ended March 31, 2009 to $10.7 million for the three months period ended March 31, 2010. The increase in gross profit was a result of the increase in the revenues partially offset by the increase in cost during the three months period ended March 31, 2010. Gross margin has increased from 31.2% for the three months period ended March 31, 2009 to 31.8% for the three months period ended March 31, 2010. The increase in gross margin was primarily due to improvement in utilization rate by 8%. The cost of revenue has increased by 7.7% as opposed to increase in revenue by 8.7% for the three months ended March 31, 2010 as compared to three months ended March 31, 2009, thereby contributing to an increase in gross margin.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Selling, general and administrative expenses: Selling, general and administrative expenses primarily consist of salaries and related benefits for sales and general administrative personnel, facilities costs, related travel and entertainment and professional fees. Selling, general and administrative expenses have decreased by 3.1% from $7.3 million for the three months period ended March 31, 2009 to $7.0 million for the three months period ended March 31, 2010. The decrease in selling, general and administrative expenses was mainly due to (i) reduction in payroll expenses and sales commission by 6.2% on account of reduction in head count; (ii) fluctuations in the functional currencies of the subsidiaries by 2.8% which was partially offset by a 0.3% increase in other advertising, insurance and general expenses.

     Depreciation and amortization expenses: The Company recorded depreciation and amortization expenses of $0.6 million for the three month periods ended March 31, 2010 and 2009.

     Interest Expense: For the three month periods ended March 31, 2010 and 2009, the Company recorded $0.02 million towards interest expense.

     Foreign Currency gain (loss): For the three months period ended March 31, 2010, the Company recorded foreign currency transaction losses of approximately $0.8 million, as compared to transaction losses of approximately $0.6 million recorded for the three months period ended March 31, 2009. The loss recorded during the three months period ended March 31, 2009 was due to marked to market valuation of the outstanding derivative instruments consequent to significant fluctuations in Indian Rupee (“INR”) and US Dollar (“USD”). The loss recorded during the three months period ended March 31, 2010 was primarily due to strengthening of INR against USD. We had outstanding foreign exchange contracts totaling $4.25 million as of March 31, 2010 and $22.6 million as of March 31, 2009.

     Interest and Other Income: Interest and other income was approximately $0.2 million for the three months period ended March 31, 2010 as compared to $0.1 million for the three months period ended March 31, 2009. The increase is mainly due to accrued interest on short term investments.

     Income tax provision: The Company recorded an income tax provision of $0.5 million on a pretax income of $2.5 million for the three months period ended March 31, 2010 as compared to an income tax provision of $0.5 million on a pretax income of $1.3 million for the three months period ended March 31, 2009. The effective tax rate has decreased to 19.5% during the three months period ended March 31, 2010 from 40.6% during the three months period ended March 31, 2009 primarily due to changes in the geographic distribution of the income and changes in non taxable income. The difference between the income tax rates for the 2010 and 2009 periods and the statutory rate is primarily due to the existence of carried forward net operating losses in the U.S. locations on which a full valuation allowance has been recorded and earnings taxed in countries that have rates lower than the United States.

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

  India – includes the operations of the Company in India, including services provided on behalf of other group subsidiaries, primarily to the US. The India offices are located in Hyderabad and Bangalore, India. A majority of the total revenue generated in India is derived from providing off shore development and support services to customers through the Company’s affiliated entities in other parts of the world, but predominantly with the United States. This segment also covers our operations in the UAE and Saudi Arabia;

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

Three months period ended March 31, 2010 compared to three months period ended March 31, 2009.

     The following discussion compares the segment results of operations for the three month periods ended March 31, 2010 and 2009.

     Revenue and Operating Income. The following table displays revenues and operating income by reportable segment (in thousands).

	Three months period ended Mar 31,
	2010			2009			Change in
		% of	Operating		% of	Operating		Operating
	Revenues	Total	Income	Revenues	Total	Income	Revenues	Income
United States	$26,967	80%	$1,316	$23,758	77%	$169	$3,209	$1,147
India	10,280	31%	1,737	9,080	29%	1,177	1,200	560
Europe	4,077	12%	163	4,220	14%	586	(143)	(423)
Japan	850	3%	(142)	1,091	4%	(122)	(241)	(20)
Inter-segment eliminations	(8,630)	-26%		(7,280)	-24%		(1,350)
Total	$33,544	100%	$3,074	$30,869	100%	$1,810	$2,675	$1,264

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     US revenue has increased by 13.5% or $3.2 million, from $23.8 million for the three month period ended March 31, 2009 to $27.0 million for the three months period ended March 31, 2010. The increase in revenue was primarily due to a gradual improvement in IT spending over the last two quarters and continued improvement in the overall market for IT services as the global economy recovers. The operating income for US segment increased by $1.1 million from $0.2 million for the three months period ended March 31, 2009 to $1.3 million for the three months period ended March 31, 2010, primarily due to increase in revenues by 13.7% offset by an increase in project related and travel costs by 12%, marketing and administrative expenses by 13% and payroll and subcontracting costs by 1%.

     India revenue has increased by 13.2% or $1.2 million from $9.1million for the three month period ended March 31, 2009 to $10.3 million for the three month period ended March 31, 2010. The increase in revenue is primarily driven by US market showing a gradual improvement in IT spending over the last two quarters and a consequent increase in demand for offshore services. Off shore revenues attributable to Company’s other international segments increased by 19.6% while revenues from local geographic markets decreased by 11% as compared to the three months period ended March 31, 2010. Our Off shore rates are at same level at an average rate of $21 during the three months period ended March 31, 2010 and 2009. Operating income for the India segment has increased by 47.6% from $1.2 million for the three months ended March 31, 2009 to $1.7 million for the three months period ended March 31, 2010 primarily due to increase in revenues by 13.2%, offset by an increase in payroll and subcontracting costs by 9%, project related and travel costs by 12% and marketing and administrative expenses by 2%.

     Europe revenue has decreased marginally by 3.4% or $0.1 million, from $4.2 million for the three months period ended March 31, 2009 to $4.1 million for the three months period ended March 31, 2010. Operating income for UK segment decreased by 72.2% from $0.6 million for the three months period ended March 31, 2009 to $0.2 million for the three months period ended March 31, 2010. The decrease in operating income was due to a decrease in revenues by 3.4%, increase in payroll and subcontracting expenses by 38%, project related and travel costs by 13% and offset by decrease in marketing and administrative expenses by 7%.

     Japan revenue decreased by 22.1% or 0.2 million, from $1.1 million for the three months period ended March 31, 2009 to $0.9 million for the three months period ended March 31, 2010. The decrease is primarily due to closure of a project in mid 2009. Japan reported operating loss at same level of $0.1 million during the three month periods ended March 31, 2010 and 2009.

Liquidity and Capital Resources

Cash Position and Cash Flows

     We had cash and cash equivalents of $23.2 million as at March 31, 2010 as compared to $20.8 million as at December 31, 2009. We had a working capital of $39.6 million at March 31, 2010 and $36.1 million as at December 31, 2009.

     Cash generated from operating activities was $2.5 million for the three months period ended March 31, 2010, resulting primarily from the net income of $2.0 million for the period. Cash generated from operating activities was $6.1 million for the three months period ended March 31 2009, resulting primarily from the net income of $0.8 million for the period increased by $5.6 million due to realization of accounts receivable and unbilled services balances.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company invested $0.5 million in net purchase of computer equipment, internal-use computer software and office furniture, fixtures and leasehold improvements for the three months period ended March 31, 2010, compared to $0.1 million for the three months period ended March 31, 2009.

     Cash provided in financing activities was $0.2 million during the three months period ended March 31, 2010 as the Company received cash proceeds due to exercise of stock options by employees. Cash used in financing activities was $1.1 million during the three months period ended March 31, 2009 as the Company repurchased stock amounting to $0.9 million during this period.

Credit Facility

     On May 22, 2008, the Company entered into a revolving credit loan and security agreement (“Credit Agreement”) with HSBC Bank, (the “Bank”). The Credit Agreement is comprised of a three year revolving line of credit pursuant to which the Company can borrow up to $10 million at the Bank’s Base Rate (as defined in the Credit Agreement) of 3.25% as of March 31, 2010, minus 0.85% percent. The credit facility is collateralized by substantially all of the assets of the United States based operations and all subsidiary stock (not to exceed 65% of the Equity Interests of any Foreign Subsidiary). The maximum borrowing availability under the Credit Agreement is based upon a percentage of eligible billed and unbilled accounts receivable. The Credit Agreement provides for certain financial covenants that shall only be tested as of the end of any fiscal quarter.

     The Company was in compliance with the applicable financial covenants of the Credit Agreement as of March 31, 2010.

     A standby letter of credit of $0.1million has been issued by and drawn upon HSBC banking corporation in favor of a landlord as security deposit. This letter of credit is secured by a lien on the assets of the company. The Company estimates undrawn availability under the Credit Facility to be $9.9 million as of March 31, 2010.

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

     The Company’s 2010 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects, or ability to timely collect cash from its customers could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include reductions in capital expenditures and operating costs, and/or seeking additional financing. At March 31, 2010, we had cash and cash equivalents and short-term investments of $26.1 million and working capital of approximately $39.6 million. Accordingly, we do not anticipate any near-term liquidity issues. Management believes that the Company’s cash on hand and cash generated by operations and borrowings under its credit facility will be sufficient to fund the Company’s current and planned operations through at least the next twelve months.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Other Commercial Commitments

     There have been no material changes to the contractual obligations and other commercial commitments previously disclosed in our annual report on Form 10-K for the period ended December 31, 2009.

Recent Accounting Pronouncements

     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provide clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements

     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early. ASU 2009-13 will become effective for the Company with its fiscal year beginning January 1, 2011.

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”, (amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures) (“ASU 2010-06”). ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The ASU 2010-06 requires entities to provide fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures pertaining to Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. This ASU 2010-06 is effective for the Company with its interim period beginning January 1, 2010. The Company adopted the disclosure requirements of the standard effective January 1, 2010 to the extent applicable. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

INTELLIGROUP, INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Outlook

     Our business and financial condition depend on the health of the general economy, as well as the demand for information technology services, particularly in the United States as we derive a significant portion of our revenue from customers located in the United States. Our revenue and profits are driven by demand for our services. After extremely challenging global economic conditions at the end of 2008 and through the first half of 2009, we see a modest rebound in IT spending which gives opportunities for continued sequential growth for the balance of the year. While the change provides a positive outlook for the business and the demand is improving, in the near term it is creating a more competitive pricing environment for both projects as well as employee compensation.

     While we continued to see a gradual improvement in IT spending trends during the first quarter, we do not yet see sufficient reason to accelerate investment in sales and marketing. We believe that the market for IT services has stabilized across many industry sectors in which we work with the exception of our customers and prospects in the consumer products and manufacturing sectors continued to exhibit challenged demand on a sequential basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to the information on quantitative and qualitative disclosures about market risk provided in our annual report on Form 10-K for the period ended December 31, 2009.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at reasonable assurance level as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the three months period ended March 31, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

     There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

     There are no matters to report subject to this Item for the three months period ended March 31, 2010.

Item 4. (Removed and Reserved)

Item 5. Other Information

     There are no matters to report subject to this Item for the period ended March 31, 2010.

Item 6. Exhibits

     See exhibit index hereto, which is incorporated by reference herein.

INTELLIGROUP, INC.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2		Agreement and Plan of Merger of the Company and its wholly owned subsidiary Oxford Systems Inc. dated December 2, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

3.1		Amended and Restated Certificate of Incorporation dated June 8, 2007.

3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-5981) declared effective on September 26, 1996.)

4.1		Shareholder Protection Rights Agreement dated as of November 6, 1998, between the Company and American Stock Transfer & Trust Company which includes (I) the Form of Rights Certificate and (ii) the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intelligroup, Inc. (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated November 9, 1998, filed with the Securities and Exchange Commission on November 9, 1998.)

4.2		Amendment dated September 29, 2004 to the Shareholder Protection Rights Agreement dated November 6, 2004. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Report on Form 8-K dated September 29, 2004, filed with the Securities and Exchange Commission on October 5, 2004.)

31.1	†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†       Filed herewith. All other exhibits previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 17th day of May 2010.

INTELLIGROUP, INC.

Date: May 17, 2010	By:	/s/ Vikram Gulati

Vikram Gulati
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Alok Bajpai

Alok Bajpai
Chief Financial Officer and Principal Accounting Officer.